Form 10-Q
period 1995-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1995-09-11
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 1995    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to            .

Commission file number             1-8245


              NORTH EUROPEAN OIL ROYALTY TRUST

     Exact name of registrant as specified in its charter)

       DELAWARE                             22-2084119
(State of organization)              (I.R.S. Employer I.D. No.)

   SUITE 19A, 43 WEST FRONT STREET, RED BANK, NEW JERSEY 07701
          (Address of principal executive offices)

                     (908) 741-4008
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  [X]        No

Class                             Outstanding at July 31, 1995
 Units of Beneficial Interest              8,313,618

                   ACCOUNTANT'S REVIEW REPORT


To North European Oil Royalty Trust:


We have reviewed the accompanying statement of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of July 31, 1995 and the related statements of income and expenses on a cash basis for the three and nine months ended July 31, 1995 and 1994, and the related statements of changes in cash and cash equivalents and undistributed earnings for the nine months July 31, 1995 and 1994. These financial statements are the responsibility of the Trust's management.

The statement of assets, liabilities and trust corpus as of October 31, 1994 of the Trust was maintained on the cash basis rather than the accrual basis of accounting and was audited by us. Our report dated November 4, 1994 indicates the statement did not purport to present, and in our opinion did not present, financial position and results of operations in conformity with generally accepted accounting principles which require the use of the accrual basis of accounting. We have not preformed any auditting procedures since that date.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

The accounts of the Trust are maintained on the cash basis of accounting under which income is not recorded until collected instead of when earned, and expenses are recorded when paid instead of when incurred. Thus, the accompanying financial statements are not intended to present financial position and results of operations in conformity with generally accepted accounting principles which require the use of the accrual basis of accounting (see Note 1).

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the cash basis of accounting.

As discussed in Note 3, the Trust has a contingent liability relating to unclaimed units and distributions. No reserves are established or reflected in the financial statements for the possibility that funds would be required to satisfy such claims.




                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
August 8, 1995

             NORTH EUROPEAN OIL ROYALTY TRUST

             PART I -- FINANCIAL INFORMATION

              Item 1. Financial Statements

  STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)

      FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1994

                                           1995            1994
                                              (unaudited)
                                      ------------   ------------
German gas, oil and sulfur
 royalties received.................. $ 3,056,999     $ 1,843,579
                                      ------------   ------------
Interest income......................      24,554         14,803
                                      ------------   ------------
Trust expenses.......................  (  129,496)    (  197,235)
                                      ------------   ------------
     Net income on a cash basis...... $ 2,952,057    $ 1,661,147
                                      ============   ============
Net income per unit on a cash basis..     $ .35          $ .20
                                          ======         ======
Cash distributions paid
 or to be paid:
  Dividends and distributions per
  unit paid to former unlocated
  shareholders.......................       .00            .03
  Distributions per unit to be
  paid to certificate holders........     $ .35          $ .16
                                          ======         ======













    The accompanying accountants' review report and the
       notes to financial statements should be read in conjunction with these statements.

               NORTH EUROPEAN OIL ROYALTY TRUST

    STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)

                JULY 31, 1995 AND OCTOBER 31, 1994

                                           1995           1994
                                        (unaudited)     (audited)
                                      ------------   ------------
Current assets - - Cash and
 cash equivalents (Note 1)...........  $ 2,949,431    $ 1,848,273

Producing gas and oil royalty
 rights, net of amortization
 (Notes 1 and 2).....................            1              1
                                      ------------   ------------
                                       $ 2,949,432    $ 1,848,274

Current liabilities - -
Cash distributions payable
 to payable tocertificate holders....  $ 2,909,766    $ 1,828,838

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2).........            1              1
Undistributed earnings...............       39,665         19,435
                                      ------------   ------------
                                       $ 2,949,432    $ 1,848,274
                                      ============   ============

















      The accompanying accountants' review report and the
         notes to financial statements should be read
            in conjunction with these statements.

               NORTH EUROPEAN OIL ROYALTY TRUST

     STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)

FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994

                                          1995           1994

                                       (unaudited)     (audited)
                                      ------------   ------------
German gas, oil and sulfur
 royalties received..................  $ 9,450,776    $ 7,537,793
                                      ------------   ------------
Interest income......................      52,309         36,639
                                      ------------   ------------
Trust expenses.......................  (  483,867)    (  568,575)
                                      ------------   ------------
     Net income on a cash basis...... $ 9,019,218    $ 7,005,857
                                      ============   ============
Net income per unit on a cash basis..     $1.08          $ .84
                                          ======         ======
Cash distributions paid
 or to be paid:
  Dividends and distributions per
  unit paid to former unlocated
  shareholders.......................       .00            .05
  Distributions per unit to be
  paid to certificate holders........     $1.08          $ .79
                                          ======         ======


















      The accompanying accountants' review report and the
         notes to financial statements should be read
            in conjunction with these statements.

              NORTH EUROPEAN OIL ROYALTY TRUST

    STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)

                            FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994

                                           1995            1994
                                              (unaudited)
                                      ------------   ------------
Sources of cash and
 cash equivalents:
  German gas, oil and
  sulfur royalties................... $ 9,450,776     $ 7,537,793
  Interest income....................      52,309          36,639
                                      -----------     -----------
                                        9,503,085       7,574,432
                                      -----------     -----------
Uses of cash and cash
 equivalents:
  Payment of Trust expenses..........     483,867         568,575
  Distributions and dividends
  paid (Note 3)......................   7,918,060       8,332,134
                                      -----------     -----------
                                        8,401,927       8,900,700
                                      -----------     -----------
Net increase (decrease) in cash
 and cash equivalents during
 the period..........................   1,101,158
(1,326,277)
Cash and cash equivalents,
 beginning of period.................   1,848,273       2,733,048
                                      -----------     -----------
Cash and cash equivalents,
 end of period....................... $ 2,949,431     $ 1,406,771
                                      ===========     ===========











      The accompanying accountants' review report and the
         notes to financial statements should be read
            in conjunction with these statements.

              NORTH EUROPEAN OIL ROYALTY TRUST

        STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)

      FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994

                                           1995            1994
                                              (unaudited)
                                      ------------   ------------

Balance, beginning of period......... $    19,435    $    43,897
Net income on a cash basis...........   9,019,218      7,005,857
                                      -----------    -----------
                                        9,038,653      7,049,754
                                      -----------    -----------
Less:
 Dividends and distributions
  paid to former unlocated
  shareholders (Note 3)..............      20,281        412,281
 Current year distributions paid
  or to be paid to certificate
  holders (Note 3)...................   8,978,707      6,560,766
                                      -----------    -----------
                                        8,998,988      6,973,047
                                      -----------    -----------
Balance, end of period............... $    39,665    $    76,707
                                      ===========    ===========



















       The accompanying accountants' review report and the
          notes to financial statements should be read in conjunction with these statements.

               NORTH EUROPEAN OIL ROYALTY TRUST

                NOTES TO FINANCIAL STATEMENTS

                         (Unaudited)


(1) Summary of significant
    accounting policies:

Basis of accounting-

The accounts of North European Oil Royalty Trust (the "Trust") are maintained on a cash basis except for distributions to be paid to certificate holders (those distributions approved by the Trustees for the Trust). In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit holders of the results of operations of the Trust.

Producing gas and oil
      royalty rights  -

The rights to certain gas and oil royalties in Germany were transferred to the Trust at their net book value by North European Oil Company (the "Company") (see Note 2). The net book value of the royalty rights has been reduced to one dollar ($1) in view of the fact that the remaining value of royalty rights is de minimis relative to annual royalties received and distributed by the Trust and does not bear any meaningful relationship to the fair value of such rights or the actual amount of proved producing reserves.

Federal and state income taxes-

The Trust, as a grantor trust, is exempt from Federal and state income taxes under a private letter ruling issued by the Internal
Revenue Service.

Cash and cash equivalents-

Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and
U. S.Treasury bills with maturities of three months or less.

Net income per unit
      on the cash basis-

Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of July 31, 1995 and 1994, there were 8,313,618 and 8,312,898 units of beneficial interest outstanding, respectively.

               NORTH EUROPEAN OIL ROYALTY TRUST

(2) Formation of the Trust:

The Trust was formed on September 10, 1975.  As of September 30,
1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:

The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") or of North European Oil Company, corporate predecessors. As of July 31, 1995, there were 876,972 units that could be issued to unlocated or unknown Corporation and Company shareholders and $488,111 in dividends and $25,584,194 in distributions would be payable if all such shares were exchanged. The amount of such distributions will increase as further distributions of the Trust are made and it is possible that claims by such owners would require substantial payments to a level where reduced or no funds would be available for some period of time for regular distribution payments. On the basis of their experience with such claims, the Trustees believe that it is unlikely that payments for such claimants would be required in substantial amounts in any one period of time.

From the liquidation of the Company to October 31, 1994, 717,836 units were issued in exchanges and dividends of $352,959 and distributions of $4,130,993 were paid to former unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 1995, 720 units were issued in exchanges and dividends of $54 and distributions of $20,715 were paid to former unlocated Corporation and Company shareholders.

On November 20, 1986, the Escheator for the State of Delaware commenced an action in the Delaware Court of Chancery. The proceeding, brought under the escheat laws of Delaware, sought issuance of certificates for units of beneficial interest which are issuable in exchange for certain unexchanged shares of predecessor corporate entities as well as unpaid dividends and distributions attributable thereto and interest thereon. On October 25, 1988, the Court entered an Order granting the Trust's motion to dismiss the Escheator's complaint to the extent that it asserted a claim of a present entitlement under Delaware law to such property on the basis that the statutory five-year period of dormancy had not yet commenced. The Court did, however, permit the Escheator to seek modification of the Court's prior orders concerning the Trust in a manner that would make the property subject to escheat after the period of dormancy. On February 15, 1990, the Delaware Escheator made such a motion, but no further proceedings have taken place. In July, 1991, the Delaware

General Assembly adopted amendments to the Delaware escheat laws which, if controlling, would result in the period of dormancy, with respect to the property in issue, having expired. While other provisions of the law may provide a basis for a court to conclude again that the period of dormancy has not yet commenced, there can be no assurance that such an interpretation would prevail. If the Court were to conclude that the period of dormancy has not begun, the Escheator may again seek modification of the Court's prior orders, as discussed above and, following briefing and argument before the Court, if such a motion were granted, the five-year dormancy period would then commence.

On the basis of the proceedings which have taken place to date in this matter, it cannot now be determined what the full extent of the claim of the Escheator will be, whether the Escheator will continue to pursue its motion to modify the Court's prior orders or pursue other relief, or what financial impact any orders or appeals will have on the Trust or on amounts available for distribution to Trust beneficial owners. It is possible that at some time in the future, funds otherwise available for distribution to unit owners would be required for payments to the Escheator. In such event, it is possible that substantial payments would be required in amounts which result in reduced or no funds being available for some period of time for regular distribution payments. The Trustees believe, however, after consultation with counsel, that there exist substantive defenses to the claims asserted and questions relating to the extent of property subject to escheat in Delaware and that, in any event, an extended period of time would probably pass before any final
judgment would be   rendered in the litigation.  The Trustees
have determined, in response to a recent approach from counsel for the Escheator, to investigate the feasibility of settling the pending action. No prediction can be made as to the number of units and/or the amount of cash and the schedule of issuance or payment that might be required in connection with any such settlement or whether any settlement can be reached on terms acceptable to the Trustees.

No reserves are established or reflected in the financial statements for the possibility that payments to the Escheator may be required in the future.











                          11
<PAGE
          NORTH EUROPEAN OIL ROYALTY TRUST

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


   The Trust is a passive investment trust which holds overriding royalty rights and receives monthly income from the operating companies based on their sales of gas, sulfur and oil. The Trust does not engage in any business activities and has no need of funds beyond the funds available from monthly royalties to cover operating expenses. Accordingly, neither liquidity nor capital resources are pertinent factors in its activities or operations.

   The 77.7% increase in net Trust income for the quarter ended July 31, 1995 from the prior year's equivalent quarter resulted primarily from the uninterrupted operation of the Grossenkneten desulfurization plant throughout the quarter. In comparison to the prior year's period, during which time the plant experienced significant disruption due to a combination annual maintenance and capital improvements, sales for overall Oldenburg increased by 58.8%. Sales for the higher royalty area of western Oldenburg showed an even greater improvement increasing 78.9% over the prior year's period. The normal level of operations at the plant permitted total sales of 44.3 billion cubic feet for the quarter. Although gas prices remained relatively unchanged compared to the prior year, when the exchange rate is taken into consideration, gas sold for the equivalent of nearly $3.00 per Mcf.

   The increase in interest income resulted from the increase in funds available for investment and from the slowly improving interest rates in the U.S. The decrease in Trust expenses was related primarily to lower legal and professional expenses.

   The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 1995, compared to that at fiscal year end (October 31, 1994), shows a increase in assets due to increased royalty receipts during the quarter.

   As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for Trust expenses then anticipated. As permitted by the Trust Agreement, no provision is made for the retention of reserve funds of any kind. If funds are required for payments to owners of units not previously presented for issuance or currently in litigation, quarterly distributions would be reduced to the extent required to provide funds for such payments.

                        SIGNATURE



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.





                        NORTH EUROPEAN OIL ROYALTY TRUST




                               John R. Van Kirk
                             ---------------------

                               John R. Van Kirk
                               Managing Director

Dated: August 29, 1995

               NORTH EUROPEAN OIL ROYALTY TRUST

                         EXHIBIT INDEX
                         -------------

EXHIBIT
  NO.             DESCRIPTION
-------           -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
           Commission for information only and not filed.

               NORTH EUROPEAN OIL ROYALTY TRUST

[ARTICLE]             5
[LEGEND]
     This schedule contains summary financial information extracted from the Statements of Assets, Liabilities and Trust Corpus at July 31, 1995 (Unaudited) and the Statements of Income and Expenses on a Cash Basis for the Nine Months Ended July 31, 1995 (Unaudited) and is qualified in its entirety by reference to such financial statements and the accompanying notes.
[/LEGEND]

[PERIOD-TYPE]                          9-MOS
[FISCAL-YEAR-END]                OCT-31-1995
[PERIOD-START]                   NOV-01-1994
[PERIOD-END]                     JUL-31-1995
[CASH]                             2,949,432
[CURRENT-ASSETS]                   2,949,432
[TOTAL-ASSETS]                     2,949,432
[CURRENT-LIABILITIES]              2,909,766
[OTHER-SE]                            39,666
[TOTAL-LIABILITY-AND-EQUITY]       2,949,432
[TOTAL-REVENUES]                   9,503,085
[OTHER-EXPENSES]                     483,867
[NET-INCOME]                       9,019,218
[EPS-PRIMARY]                           1.08