Form 10-Q/A
period 1995-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1995-12-04
CIK 72633

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

Dated: December 4, 1995

              NORTH EUROPEAN OIL ROYALTY TRUST

                         EXHIBIT INDEX
                         -------------

EXHIBIT
  NO.             DESCRIPTION
-------           -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
           Commission for information only and not filed.