Form 10-K
period 1995-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1996-01-22
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 1995  or

[   ]  Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _____________ to ___________ .

Commission file number  1-8245

                   NORTH EUROPEAN OIL ROYALTY TRUST
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          Delaware                        22-2084119
  -----------------------    ------------------------------------
  (State of organization)    (IRS Employer Identification Number)

 Suite 19A, 43 West Front Street, Red Bank, N.J.        07701
---------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

 Registrant's telephone number including area code: 908-741-4008
----------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class    Name of each exchange on which registered
 -------------------    -----------------------------------------
 Units of Beneficial             New York Stock Exchange
      Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 2, 1996, 8,314,752 units of beneficial interest of the Registrant were outstanding, and the aggregate market value of outstanding units of beneficial interest of the Registrant, which may be voted, held by non-affiliates of the Registrant was approximately $105,209,429 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)

               Documents Incorporated by Reference
               -----------------------------------
Items 10, 11, 12 and 13 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement, dated January 11, 1996, for the annual meeting to be held on February 13, 1996.

                               PART I

Item 1. Business.

     (a)  General Development of Business.
          --------------------------------

     Registrant (the "Trust") is a trust which, on behalf of the owners of beneficial interest in the Trust (called the "certificate holders" or "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of Mobil Corp., Exxon Corp., and Royal Dutch Group. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of natural gas, casinghead gas, crude oil, distillate and sulfur. See Item 2 for descriptions of certain of these contracts.

     The royalty rights were received by the Trust from North European Oil Company (the "Company") upon dissolution of the Company in September, 1975. The Company was organized in 1957 as the successor to North European Oil Corporation (the "Corporation"). The Trust is administered by trustees (the "Trustees") under an Agreement of Trust dated September 10, 1975 and amended May 13, 1976 and February 10, 1981 (the "Trust Agreement").

     Neither the Trust nor the Trustees on behalf of the Trust conduct any active business activities or operations. The sole permitted function of the Trustees is to monitor, verify, collect, hold, and distribute the royalty payments made to the Trust. Under the Trust Agreement, the Trustees make quarterly distributions of the net funds received by the Trust on behalf of the unit owners. Funds temporarily held by the Trust are invested in interest bearing bank deposits, certificates of deposit, U.S. Treasury Bills or other government obligations.

     There has been no significant change in the principal operation or purpose of the Trust during the past fiscal year.

     (b)  Financial Information about Industry Segments.
          ----------------------------------------------
  The Trust conducts no active business operations, and analysis by industry segments is therefore not applicable to the Trust. To the extent that royalty income received by the Trust is attributable to sales of different products or to sales from different production areas, the information is set forth in Item 2 of this Report and the Exhibit described in that Item 2.

     (c)  Narrative Description of Business.
          ----------------------------------

     Under the Trust Agreement, the Trust conducts no active business operations and is restricted to collection of income from royalty rights and distribution to unit owners of the net income after payment of administrative and related expenses.

     The overriding royalty rights held by the Trust are derived from contracts and agreements originally entered into by German subsidiaries of the predecessor Corporation during the early l930's. Some of these royalty rights are based on leases which have expired. The leases remain in effect as long as there is continued production or the lessor does not cancel the lease. Individual lessors will normally not seek termination of the rights originally granted because the leases provide for royalty payments to the lessors if sales of oil or gas result from discoveries made on the leased land. Additionally, termination by individual lessors would result in the escheat of mineral rights to the State.

     The remainder of the Trust's royalty rights are based on government granted concessions which remain in effect as long as there are continued production activities and/or exploration efforts by the operating companies. It is generally anticipated that the operating companies will continue production where it remains economically profitable for them to do so.

     Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. These royalties are paid in Deutsche marks and are converted into U.S. dollars. The Trust has experienced no difficulties converting marks to dollars, although its financial results are impacted by varying currency exchange rates.

     As the holder of overriding royalty rights, the Trust has no legal ability, whether by contract or operation of law, to compel production. Moreover, if an operator should determine to terminate production in any concession or lease area and to surrender the concession or lease, the royalty rights for that area would thereby be terminated. Under certain royalty agreements, the operators are required to advise the Trust of any intention to surrender lease or concession rights. In recent years, no such notices have been received and the management of the Trust does not know of any such intention. The Trust itself is precluded from undertaking any production activities and only if it could locate an alternate operator for the same areas would there be any possibility of continued royalty payments for such an area following any such termination. The likelihood of locating such an alternate operator is small because the current operating companies would be unlikely to surrender their rights for areas where continued economic return from production is reasonably anticipated.

     The exploration for and the production of gas and oil is a speculative business. The Trust has no means of insuring continued income from its royalty rights at either their present levels or otherwise. In addition, fluctuations in prices and supplies of gas and oil and what effect these fluctuations might have on royalty income to the Trust and on reserves net to the Trust cannot be accurately projected. The Trustees have no information with which to make any projections beyond information on economic conditions which is generally available to the public and thus are unwilling to make any such projections.

     While Germany has laws relating to environmental protection, the Trustees have no detailed information concerning the present or possible effect of such laws on operations in areas where the Trust holds royalty rights on production and sale of product from those areas.

     Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but, in the average they are not material to the regular annual income received under the royalty rights.

     The Trust, either itself or in cooperation with holders of parallel royalty rights, arranges for periodic audits of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are made.

     (d)  Financial Information about Foreign and Domestic
          Operations and Export Sales.
          ------------------------------------------------

     The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 there is a schedule (by geographic area and by operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 1995.

     (e) Executive Officers of the Trust.
         --------------------------------

     The affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under the

Trust Agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day to day matters are handled by the Managing Director, John R. Van Kirk. John H. Van Kirk, who is 71 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 43 years old, has held the position of Managing Director of the Trust since November 1990. John R. Van Kirk is the son of John H. Van Kirk, the Managing Trustee.

     The Managing Trustee, through a personal holding company, provides office space and services to the Trust. In addition to the Managing Trustee and the Managing Director, the Trust has one employee in the United States. It also retains a part-time consultant in Germany on a fixed yearly basis plus associated expenses. Employee relations or labor contracts are not directly material to the business or income of the Trust. The Trustees have no specific information concerning employee relations of the operating companies, but they believe them to be good.


Item 2.  Properties.
         -----------

     The properties of Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Oil A.G. ("Mobil"), the German operating subsidiary of Mobil Corp. or by Oldenburgische Erdol Gesellschaft ("OEG"). The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg, is the major source of royalty income for the Trust. Within this concession Mobil and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Corp. and the Royal Dutch Group, carry out all exploration, drilling, production and sales activities.

     Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil of natural gas, casinghead gas, crude oil and condensate. The Trust also receives from Mobil a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales by Mobil of sulfur at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received under this sulfur royalty during fiscal 1995.

     Under another series of rights covering the entire Oldenburg concession and pursuant to an agreement with OEG (the "OEG Agreement"), the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of natural gas, casinghead gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less 50% of an escalating cost base. This cost base is recomputed annually based on indexes reflecting changes in certain prices within Germany. This system will be revised in 2002 unless the escalating cost base diverges significantly from the actual production costs, in which case the system will be revised in 1999. In either case, the revised system will provide that 50% of field handling, treatment and transport costs, as reported for state governmental royalty purposes, will be deducted from gross sales receipts prior to the royalty calculation.

     The Trust also holds through Mobil a 2% royalty interest in oil and gas sales from acreage in Bavaria, and a 0.2117% royalty under the net interest of the Bayerische Mineral Industries A.G. ("BMI"), a subsidiary of Mobil, in concessions in Bavaria. The net interest of BMI ranges from 16-1/2 to 100% of the sales, depending on geographic region or area. Due to the low level of royalty income under this agreement, reserves from this area in Bavaria will not be included in reserve calculations for this report year.

     In addition to the areas of Oldenburg and Bavaria, the Trust also holds overriding royalties on 21 leases in other areas of northwest Germany ranging in size from 185 to 25,000 acres and totalling 73,214 acres. The rates of overriding royalties vary from 1.83% to 6.75%. At the present time all but one of these 21 leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, reserves from this lease will not be included in reserve calculations for this report year.

     The following is a schedule of royalty income for the fiscal year ended October 31, 1995 by geographic area and operating company:

                        By Geographic Area:
                        -------------------
      Area                                   Royalty Income
      ----                                   --------------
Western Oldenburg                              $ 10,382,980
Eastern Oldenburg                              $  1,978,153
Non-Oldenburg Areas                            $    116,655

                       By Operating Company:
                       ---------------------
     Company                                 Royalty Income
     -------                                 --------------
Mobil Oil A.G.                                 $  9,075,834
OEG                                            $  3,399,839
Bayerische Mineral Industries A.G.             $      2,115


     Exhibit 99 to this Report is a report dated December 21, 1995 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 1995, based on the limited information available, for the Oldenburg area in which the Trust now holds overriding royalty rights. That report (the "Davis Report") was prepared by Ralph E. Davis Associates, Inc., 3555 Timmons Lane, Suite 1105, Houston, Texas 77027 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report, the information has been prepared for the 12-month period ending September 30, 1995, which is a date prior to the end of the fiscal year of the Trust. The use of this earlier date is consistent with the periods covered in prior Annual Reports.

     In connection with the information in the Davis Report, note should be taken of the limited nature of the information available to the Trust. Pursuant to the arrangements under which the Trust holds royalty rights and due to the fact that the Trust is not considered an operating company within Germany, it has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised that publication of such information is not required under applicable law in Germany and that the royalty rights do not give rise to the right to require or compel production of such information. Past efforts to obtain such information voluntarily have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. The limited nature of the information available to the Trust makes impossible the calculation of the following: proved undeveloped future net recoverable oil and gas by appropriate geographic areas, total gross and net productive wells, availability of oil and gas from the present reserve, contract supply for one year or acreage concentration.

     The Trust has the authority to audit the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum Institute or the American Gas Association). Given the limited nature of the information available, the statistical information reflected in the Davis Report is based upon extrapolations and projections. While these are deemed appropriate and suitable by Davis Associates and by the Trustees themselves, they may vary from statistical projections which could be made if reservoir production information normally available for domestic producing companies were published or made available. In the opinion of the Trustees, the nature of the information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Davis Report.

     Table I of the Davis Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 1995 and a five year schedule of gas, sulfur and oil sales for the 12 months ended September 30, 1995, 1994, 1993, 1992 and 1991 computed from quarterly sales reports of operating companies received by the Trust during such periods.


Item 3.  Legal Proceedings.
         ------------------

     Management of the Trust has been advised of certain claims or proceedings relating to disputed ownership of units of beneficial interest where replacement certificates had previously been issued for allegedly lost predecessor corporate certificates. While the Trust or its transfer agent may be named in some of these proceedings, coverage under unlimited, open penalty indemnity bonds previously issued is in effect for these disputed units. For that reason and upon advice of counsel, management of the Trust believes that these pending litigations will not have any material effect on the operation of the Trust or the funds available for distribution to unit owners.

     As previously reported, on November 20, 1986, the Escheator for the State of Delaware commenced an action in the Delaware Court of Chancery. The proceeding, brought under the escheat laws of Delaware, sought issuance to the Escheator of certificates for units of beneficial interest which are issuable in exchange for certain unexchanged shares of predecessor corporate entities, as well as unpaid dividends and distributions attributable thereto and interest thereon. On October 25, 1988, the Court entered an Order granting the Trust's motion to dismiss the Escheator's complaint to the extent that it asserted a claim to a present entitlement under Delaware law to such property.
The Court permitted the Escheator to seek modification of the Court's prior orders concerning the Trust to make the property subject to escheat after the statutory period of dormancy. On February 15, 1990, the Delaware Escheator made such a motion, but no further proceedings had since taken place pursuant to that motion. In July, 1991, the Delaware General Assembly adopted amendments to the Delaware escheat laws which, if controlling, would have resulted in the period of dormancy, with respect to the property in issue, having already expired. While other provisions of the law might have provided a basis for the Court to again conclude that the period of dormancy had not commenced, there could be no assurance that such an interpretation would have prevailed, and the property might have been immediately subject to escheat. Even if the Court concluded that the period of dormancy had not yet begun, the Escheator could seek
modification of the Court's prior orders.   In either case, funds
otherwise available for distribution to unit owners would have been required for payments to the Escheator in amounts which would have resulted in reduced or no funds being available for some period of time for regular distribution payments. In response to suggestions from counsel for the Escheator and in order to avoid the attendant costs and uncertainty of further litigation, the Trustees discussed the feasibility of settling the pending litigation. On December 7, 1995, as a result of these settlement discussions, attorneys for the Trust and the Delaware Attorney General representing the Escheator filed a joint petition in the Delaware Chancery Court seeking approval for a settlement of the litigation on negotiated terms. The settlement requires approval of the Court after opportunity for public hearing. The Court has appointed a Solicitor ad litem to represent the interests of the unlocated shareholders and set a hearing date for February 26, 1996. See Exhibit 99.2 contained in this report for the complete text of the Notice of Joint Petition for Approval of Settlement of Pending Litigation.

     As of December 7, 1995 there were a total of 875,946 authorized but unissued units reflecting the unexchanged shares of the Trust's predecessor corporations. If the proposed settlement is approved, 760,560 units out of this total will be issued to the Escheator in three installments. Within thirty
(30) days after the Court's order approving the settlement becomes final and non-appealable, one-half of these units (380,280) will be issued to the Escheator. Subject to reductions for intervening claims, an additional 50% of the remaining units will be issued in the year 2000 and the remainder in the year 2005. These units reflect the unexchanged shares of the predecessor corporations to the Trust which are registered in the names of unknown owners, unlocated owners with a Delaware or non-U.S. address of record and brokerage firms or other nominees with insufficient records to establish beneficial ownership.
As these units are issued, they will be entitled to regular quarterly payment of distributions by the Trust.

     Under the terms of the settlement, the Trust would not be required to make payments of arrearages of Company dividends or Trust distributions to the Escheator with respect to the units issued. Claims received prior to the year 2005 from previously unlocated owners would be paid jointly by the Escheator and the Trust under a formula provided in the settlement, with claimant owners entitled to receive both units and arrears payments. Following the initial issuance and continuing until the second issuance in the year 2000, the Trust and the Escheator would each be responsible for 50% of any claim submitted. Following the second issuance and continuing until the final issuance in the year 2005, the Trust would be responsible for 25% of any claim
submitted and the Escheator would be responsible for 75%.   At
all stages of this settlement following the initial issuance and continuing until the final issuance in 2005, the Escheator's liability will be limited to the total value of units and distributions it has received. Any claims in excess of this amount will be paid by the Trust. After the final issuance in the year 2005, no further payments of arrearages of Company dividends or Trust distributions would be required to be paid to shareholders subject to this settlement and the contingent liability for such possibility, described in Note 3 to Financial Statements contained herein, would no longer be applicable.

     To make it possible to address within this settlement all unlocated shareholders, the Trust is seeking Court approval to permit the Trust to enter into similar settlement procedures with other states covering the authorized but unissued units that were not subject to the litigation (115,386 units as of December 7, 1995). See the Current Reports on Form 8-K filed on November 26, 1986, November 1, 1988 and December 11, 1995 (including Exhibits describing petition terms) and Note 3 to Financial Statements contained herein.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     Inapplicable.

                             PART II


Item 5.  Market for the Registrant Trust's Units of Beneficial
         Interest and Related Certificate Holder Matters.
         -----------------------------------------------------

     The Trust's units of beneficial interest ("Units") are traded on the New York Stock Exchange (the "Exchange") under the symbol NET. In addition, the Midwest Stock Exchange and the Boston Exchange have granted unlisted trading privileges in the Trust Units.

     Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses.

     The following table presents the high and low closing sales prices for the quarterly periods ended in fiscal 1995 and 1994 as reported by the Exchange as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                        Fiscal Year 1995

                        Low          High           Distributions
Quarter Ended          Sales         Sales             Per Unit
----------------      --------      --------        -------------
January 31, 1995       12 1/2        14 7/8              .31
April 30, 1995         12 3/8        14 5/8              .42
July 31, 1995          13            14 3/4              .35
October 31, 1995       12 5/8        13 5/8              .35


                        Fiscal Year 1994

                        Low          High           Distributions
Quarter Ended          Sales         Sales             Per Unit
----------------      --------      --------        -------------
January 31, 1994       15            17 1/4              .27
April 30, 1994         15 1/4        16 7/8              .36
July 31, 1994          15 1/2        16 7/8              .16
October 31, 1994       12 7/8        16                  .22

     The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, oil and sulfur during the previous quarter. Each unit owner is entitled to recover a portion of their investment in these royalty rights through a cost depletion allowance. The percentage of cost depletion allowance recommended by the Trust's independent petroleum and natural gas consultants for calendar 1995 is 9.343%. Specific details relative to your interest in the Trust's income and expenses are included on page 3 of the 1995 Annual Report under "Note to Unit Owners" and have been sent in a separate letter to all unit owners registered at any time during 1995.

     The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor Corporation or Company, who have not yet exchanged those shares for Units, should surrender them for exchange. See
Item 7 and Note 3 to the Financial Statements in Item 8 of this
Report.

     As of January 2, 1996, there were 2,124 Unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 613 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive Units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of the Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive Units upon presentation of those shares or other evidences of ownership thereof.

ITEM 6.  Selected Financial Data
         -----------------------

                  North European Oil Royalty Trust

                Selected Financial Data (Cash Basis)
                For Five Years Ended October 31, 1995

German gas, oil
  and sulfur
  royalties
  received     $12,477,788  $ 9,476,252  $10,718,289  $13,458,150  $13,026,234
               ===========  ===========  ===========  ===========  ===========
Net Income on a
  cash basis   $11,941,675  $ 8,777,422  $10,248,982  $12,870,740  $12,517,318
               ===========  ===========  ===========  ===========  ===========
Net Income per unit
  on a cash
  basis (a)       $1.43        $1.06        $1.24        $1.55        $1.51
                  =====        =====        =====        =====        =====
Units of beneficial
  interest
  outstanding at end
  of year (a)   8,313,984    8,312,898    8,298,216    8,294,538    8,291,568

Cash distributions
  paid or to be
  paid:
  Dividends and
    distributions
    per unit paid
    to former
    unlocated
    shareholders  $ .00        $ .05        $ .01        $ .01        $ .01
  Distributions per
    unit paid or to
    be paid to
    certificate
    holders        1.43         1.01         1.22         1.55         1.49
                  -----        -----        -----        -----        -----
                  $1.43        $1.06        $1.23        $1.56        $1.50
                  =====        =====        =====        =====        =====
Total assets at
  end of year  $ 2,951,228  $ 1,848,274  $ 2,733,049  $3,000,624  $ 3,743,724
               ===========  ===========  ===========  ==========  ===========

(a) Net income per unit on a cash basis was calculated based on the number of units of beneficial interest outstanding at the end of the year.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

General
-------

      The Trust is a passive fixed investment trust which holds overriding royalty rights, receives income under those rights from certain operating companies, pays its expenses and distributes the remaining net funds to its unit owners. The Trust is not involved in any business or extractive operations of any kind in the areas over which it holds royalty rights and is precluded from any such involvement by the Trust Agreement.
There are no requirements, therefore, for capital resources with which to make capital expenditures or investments in order to continue the receipt of royalty revenues by the Trust.

     The Trust does not conduct any active business operations and has only limited need of funds for its own administrative services. These funds are used to pay Trustees' fees (computed under the Trust Agreement and based upon a percentage of royalties received), the remuneration fixed by the Trustees for the Managing Trustee and the Managing Director, professional fees paid to consultants, legal advisors and auditors, transfer agent fees, and secretarial and other general office expenses.

     Another requirement for funds by the Trust relates to the occasional necessity of making lump sum payments of arrearages of dividends of a corporate predecessor and distributions previously declared by the Trust. Such payments are required when owners of shares of stock in predecessor corporate entities, who have not previously presented their shares for conversion to units of beneficial interest in the Trust, make such a presentation or furnish properly documented affidavits of loss and obtain an unlimited, open penalty bond. As indicated in Note 3 to the Financial Statements, if presentation were made with respect to all predecessor corporate shares which have not been previously presented, a total of $26,368,222 would be required for arrearage payments. Depending on the number of such shares presented or claims filed, payment of such arrearages would likely require a reduction or deferral of distributions which otherwise would be made on presently outstanding units.

     The Trust has no means of assuring continued income from overriding royalty rights at their present level or otherwise. Economic and political factors which are not foreseeable may have an impact on Trust income. The effect of changing economic conditions on the demand for energy throughout the world and future prices of oil and gas cannot be accurately projected.

     The relatively small amounts required for administrative expenses of the Trust limit the possible effect of inflation on its financial prospects. Continued price inflation would be reflected in sales prices, which, with sales volumes, form the basis on which the royalties paid to the Trust are computed. In addition, fluctuations in the mark/dollar exchange rate have an impact on domestic energy prices within Germany and on the amount of dollars received upon conversion. The impact of inflation or deflation on energy prices in Germany is delayed by the use in certain long-term gas sales contracts of a deferred "trailing average" related to light fuel oil prices.

Fiscal 1995 versus Fiscal 1994
------------------------------

     For fiscal 1995 the Trust's royalty income of $12,477,788 was 31.6% higher than the previous year. A combination of increased sales from the higher royalty area of western Oldenburg and a strong Deutsche mark yielded the increased royalties. In contrast to the prior year, when the partial shutdown of the Grossenkneten desulfurization plant significantly affected the amount of royalties received in the third and fourth quarters, no such unusual or extended interruption of production occurred during fiscal 1995. Since last year's partial shutdown affected production of saleable gas from the higher royalty western portion of Oldenburg to a greater degree, in 1995 the increase in production and sales was slanted toward gas from the west. Total gas sales of 76.8 billion cubic feet from the higher royalty western area increased by 15.45% while gas sales of 183.8 billion cubic feet for all of Oldenburg only increased by 2.4%. In addition, the continued strength of the Deutsche mark throughout the year contributed to the amount of dollars received by the Trust upon the transfer of funds from Germany. For the year, the average value of the Deutsche mark increased from 60.3 cents to
69.2 cents, an improvement of 14.6%. While gas prices, which averaged 1.46 Pfennigs per Kwh, declined somewhat from the prior year (1.65% and 3.9% for western and overall Oldenburg respectively), the negative effect of that decline was easily offset by the increases in sales and exchange rates.

     There have been no payments under the Mobil sulfur royalty, since the most recent sulfur price of DM 91 per metric ton is well below the threshold for the resumption of royalty payments. The world sulfur situation looks to deteriorate further as a result of world wide over supply and continued increases in the removal of sulfur from petroleum products for environmental compliance.

     Trust expenses of $612,682 showed a decrease of nearly 18%, reflecting a reduction in legal expenses as well as the absence of audit expenses in the off year of the biennial audit cycle of the operating companies in Germany. The increase in interest income to $76,569 reflects both the increase of funds available for investment as well as somewhat higher rates available through the exclusive use of Treasury bills for short term investments.

     During fiscal 1995 and 1994 respectively, an additional 1,086 and 14,682 Trust units were issued and $31,701 and $412,306 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond.

Fiscal 1994 versus Fiscal 1993
------------------------------

     For fiscal 1994 the Trust's total royalty income of $9,476,252 was 11.6% lowerthan the previous year. There are four primary factors that affect the level of royalties: the amount of gas sales, the gas prices, the geographic source of sales and the exchange rates. This year, as in last year, a fifth factor of business interruption was added. The year commenced on a strong note with both the first and second quarters showing increases in all factors except for exchange rates when compared to the prior year's quarter. During the third and fourth quarters all the factors affecting royalties reversed themselves. Where previously the amount of gas sales, gas prices and geographic source of sales showed increases, they now showed declines. The previous declines in exchange rates now showed increases. The basis for this reversal was the fifth factor of business interruption, which involved an extended shutdown at the Grossenkneten desulfurization plant from April 25 to July 25, 1994. During this shutdown, production was reduced to between one third and two thirds of normal levels. The rationale behind the shutdown was three fold: conduct normal annual maintenance, install additional tail gas clean up units to address lingering environmental concerns and overhaul and update control system for the entire plant. The effects of this shutdown on the Trust's royalty stream and subsequent distributions were significant. The first six months of fiscal 1994 showed distributions of 63 cents per unit compared to 57 cents per unit for fiscal 1993, an increase of 10.5%. The final six months of fiscal 1994 showed distributions of 38 cents per unit compared to 65 cents per unit for fiscal 1993, a decrease of 41.5%. In average for the year the four factors affecting royalties showed decreases or were unchanged.
Under the higher royalty agreement with Mobil covering sales of gas from western Oldenburg, sales declined by 11.85%, prices and exchange rates were unchanged. Because the combined royalty rate in effect on these sales is seven times greater than the royalty in effect on sales from eastern Oldenburg, any decline in sales from the west has an exaggerated effect on Trust royalties.
Under the lower royalty agreement covering the entire Oldenburg area, sales declined by 3.6%, gas prices by 3.1% and the exchange rate by 1.5%.

     Despite the improvement in sulfur prices from $24.00 in the first quarter to $63.00 per metric ton in the fourth quarter, the threshold level for the resumption of royalties under the agreement with Mobil has not been reached. Until the overabundance of sulfur on the world market is reduced, the Trust will receive only minor amounts of royalties from sulfur.

     Trust expenses showed an increase of nearly 45% reflecting increased legal expenses relating to escheat matters. Interest income increased slightly, despite the reduced amount of funds available, because of the gradually increasing interest rates in effect.

     During fiscal 1994 and 1993, respectively, an additional 14,682 and 3,687 Trust Units were issued and $412,306 and $97,121 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond.

Item 8.  Financial Statements and Supplementary Data
         --------------------------------------------

               NORTH EUROPEAN OIL ROYALTY TRUST
               --------------------------------
          INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
          ------------------------------------------
                                                      Page Number
                                                      -----------
Report of Independent Public Accountants                  F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 1995 and 1994          F-2

  Statements of Income and Expenses on a Cash Basis
    for the Years Ended October 31, 1995, 1994 and 1993   F-3

  Statements of Undistributed Earnings
    for the Years Ended October 31, 1995, 1994 and 1993   F-4

  Statements of Changes in Cash and Cash Equivalents
    for the Years Ended October 31, 1995, 1994 and 1993   F-5

  Notes to Financial Statements                        F-7 - F-10

Schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              ----------------------------------------

To North European Oil Royalty Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 1995 and 1994 and the related statements of income and expenses on a cash basis, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accounts of the Trust are maintained on the cash basis of accounting under which income is not recorded until collected instead of when earned, and expenses are recorded when paid instead of when incurred. Thus, the accompanying financial statements are not intended to present financial position and results of operations in conformity with generally accepted accounting principles which requires the use of the accrual basis of accounting (see Note 1).

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 1995 and 1994, and its income and expenses, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 1995, all on the cash basis of accounting.

As discussed in Note 3, the Trust has a contingent liability relating to unclaimed units and distributions. No reserves are established or reflected in the fanancial statements for the possibility that funds would be required to satisfy such claims.

                                  /s/ Arthur Andersen LLP

Roseland, New Jersey
November 8, 1995               F-1

                 NORTH EUROPEAN OIL ROYALTY TRUST
                 --------------------------------

    STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
    -----------------------------------------------------------
                    OCTOBER 31, 1995 AND 1994
                    -------------------------

                ASSETS                     1995          1994
                ------                 ------------  ------------

Current Assets --
  Cash and cash equivalents (Note 1)    $2,951,227    $1,848,273

Producing gas and oil
  royalty rights (Note 1)                        1             1
                                       ------------  ------------
                                        $2,951,228    $1,848,274
                                       ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Cash distributions payable
  to unit owners, paid
  November 1995 and 1994                $2,909,894    $1.828,838

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                     1             1

Undistributed earnings (Note 1)             41,333        19,435
                                       ------------  ------------
                                        $2,951,228    $1,848,274
                                       ============  ============












            The accompanying notes to financial statements
              are an integral part of these statements.

                 NORTH EUROPEAN OIL ROYALTY TRUST
                 --------------------------------

     STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
     ----------------------------------------------------------
       FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
       ---------------------------------------------------


                             1995          1994          1993
                         ------------  ------------  ------------
German gas, oil and
  sulfur royalties
  received               $12,477,788   $ 9,476,252   $10,718,289

Interest income               76,569        45,798        44,768

Trust expenses            (  612,682)   (  744,628)   (  514,075)
                         ------------  ------------  ------------
  Net income on
  a cash basis           $11,941,675   $ 8,777,422   $10,248,982
                         ============  ============  ============

Net income per unit
  on a cash basis           $1.43         $1.06         $1.24
                           =======       =======       =======

Cash distributions paid
  or to be paid:
  Dividends and
  distributions per
  unit paid or to be
  paid to former unlocated
  shareholders (Note 3)     $ .00         $ .05         $ .01

  Distributions per unit
  paid or to be paid to
  unit owners (Note 4)       1.43          1.01          1.22
                           -------       -------       -------
                            $1.43         $1.06         $1.23
                           =======       =======       =======







            The accompanying notes to financial statements
              are an integral part of these statements.

                 NORTH EUROPEAN OIL ROYALTY TRUST
                 --------------------------------

           STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
           ---------------------------------------------
        FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
        ---------------------------------------------------


                             1995          1994          1993
                         ------------  ------------  ------------
Balance,
  beginning of year      $    19,435   $    43,897   $    14,589

Net income on
  a cash basis            11,941,675     8,777,422    10,248,982
                         ------------  ------------  ------------
                          11,961,110     8,821,319    10,263,571
                         ------------  ------------  ------------
Less:
  Dividends and
  distributions paid
  to former unlocated
  shareholders (Note 3)       30,781       412,306        97,847

  Current year
  distributions paid
  or to be paid to unit
  owners (Note 4)         11,888,996     8,389,578    10,121,827
                         ------------  ------------  ------------
                          11,919,777     8,801,884    10,219,674
                         ------------  ------------  ------------
Balance, end of year     $    41,333   $    19,435   $    43,897
                         ============  ============  ============














            The accompanying notes to financial statements
              are an integral part of these statements.

                 NORTH EUROPEAN OIL ROYALTY TRUST
                 --------------------------------

     STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
     -----------------------------------------------------------
        FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
        ---------------------------------------------------


                             1995          1994          1993
                         ------------  ------------  ------------
Sources of cash and
  cash equivalents:
  German gas, oil
  and sulfur
  royalties received     $12,477,788   $ 9,476,252   $10,718,289

  Interest income             76,569        45,798        44,768
                         ------------  ------------  ------------
                          12,554,357     9,522,050    10,763,057
Uses of cash and
  cash equivalents:
  Payment of Trust
  expenses                   612,682       744,628       514,075
  Distributions and
  dividends paid
  (Note 3)                10,838,721     9,662,197    10,516,557
                         ------------  ------------  ------------
                          11,451,403    10,406,825    11,030,632
                         ------------  ------------  ------------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year          1,102,954    (  884,775)   (  267,575)

Cash and cash
  equivalents,
  beginning of year        1,848,273     2,733,048      3,000,623
                         ------------  ------------  ------------
Cash and cash
  equivalents,
  end of year            $ 2,951,227   $ 1,848,273   $ 2,733,048
                         ============  ============  ============





            The accompanying notes to financial statements
              are an integral part of these statements.

                 NORTH EUROPEAN OIL ROYALTY TRUST
                 --------------------------------

                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------
                 OCTOBER 31, 1995, 1994 AND 1993
                 -------------------------------


(1) Summary of significant
    accounting policies:
    ----------------------

    Basis of accounting -
    ---------------------

    The accounts of North European Oil Royalty Trust (the
      "Trust") are maintained on a cash basis except for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.

    Producing gas and oil royalty rights -
    --------------------------------------

    The rights to certain gas and oil royalties in Germany were transferred to the Trust at their net book value by North European Oil Company (the "Company") (see Note 2). The net book value of the royalty rights has been reduced to one dollar ($1) in view of the fact that any remaining net book value of royalty rights is de minimis relative to annual royalties received and distributed by the Trust and does not bear any meaningful relationship to the fair value of such rights or the actual amount of proved producing reserves.

    Federal and state income taxes-
    -------------------------------

    The Trust, as a grantor trust, is exempt from Federal and state income taxes under a private letter ruling issued by the Internal Revenue Service.

    Cash and cash equivalents-
    --------------------------
    Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with maturities of three months or less.

    Net income per unit on the cash basis-
    --------------------------------------

    Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see
      Note 3). As of October 31, 1995, 1994 and 1993, there were 8,313,984, 8,312,898 and 8,298,216 units of beneficial interest outstanding, respectively.

(2) Formation of the Trust:
    -----------------------

    The Trust was formed on September 10, 1975.  As of September
      30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:
    ---------------------

    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1994, 717,836 Trust units were issued in exchange for Corporate or Company shares and dividends of $352,959 and distributions of $4,130,993 were paid to former unlocated Corporation and Company shareholders. For the year ended October 31, 1995, 1,086 units were issued in exchanges and dividends of $271 and distributions of $31,430 were paid to former unlocated Corporation and Company shareholders.

    As of October 31, 1995, 876,606 units remain that could be issued to unlocated or unknown Corporation and Company shareholders and $487,894 in dividends and $25,880,328 in distributions would be payable if all such shares were exchanged. The amount of attributable distributions will increase as further distributions of the Trust are made and it is possible that claims by such unlocated shareholders would require substantial payments to a level where reduced or no funds would be available for some period of time for regular distribution payments. On the basis of their experience with such claims, the Trustees believe that it is unlikely that payments for such claimants would be required in substantial amounts in any one period of time.

    On November 20, 1986, the Escheator for the State of Delaware commenced an action in the Delaware Court of Chancery seeking issuance, under Delaware escheat statutes, of certificates for units of beneficial interest which are issuable in exchange for certain unexchanged Corporate or Company shares as well as unpaid dividends and distributions. Following partial resolution of the suit in 1988, discussions for possible settlement of the proceeding were suggested by representatives for the Escheator. On December 7, 1995, as a result of these discussions, attorneys for the Trust and the Delaware Attorney General representing the Escheator filed a joint petition in the Delaware Chancery Court seeking approval for a settlement of the litigation on negotiated terms. The settlement requires approval of the Court after opportunity for public hearing. The Court has appointed a Solicitor ad litem to represent the interests of the unlocated shareholders.

    As of December 7, 1995 there were a total of 875,946 authorized but unissued units reflecting the unexchanged shares of the Trust's predecessor corporations. If the proposed settlement is approved, 760,560 units will be issued to the Escheator in three installments as follows: within thirty (30) days after the Court's order approving the settlement becomes final and non-appealable, one-half of these units (380,280) will be issued to the Escheator; subject to reductions for subsequent exchanges, an additional 50% of the remaining units will be issued in the year 2000; and the remainder in the year 2005. As these units are issued and become outstanding, they will be entitled to receive the ordinary distributions of the Trust.

    Under the terms of the settlement, the Trust would not be required to make payments of arrearages of Company dividends or Trust distributions to the Escheator with respect to the units issued. Claims for the issuance of units and the payment of prior dividends and distributions received before the year 2005 from previously unlocated shareholders would be paid jointly by the Escheator and the Trust under a formula provided in the settlement, with claimant owners entitled to receive both units and arrears payments. Until the final issuance of units in 2005, the Escheator's liability will be limited to the total value of units and distributions it has received. Any claims in excess of this amount will be paid by the Trust. After the final issuance of units in the year 2005, no further payments of arrearages of Company dividends or Trust distributions would be required to be paid to shareholders subject to this settlement and the contingent liability for such possibility described above would no longer be applicable.

    This settlement also permits the Trust to seek to apply the same or similar settlement procedures to the authorized but unissued units that were not subject to the litigation (115,386 units as of December 7, 1995). Any additional issuances that occur as in the course of subsequent settlements with respect to these units would involve some additional dilution.

(4) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the years ended October 31, 1995 and 1994.

                             1995 Quarter
               ---------------------------------------
                    1st          2nd        3rd        4th           Year
                 ----------  ----------  ----------  ----------  -------------
Royalties
  received       $2,760,129  $3,633,648  $3,056,999  $3,027,012   $12,477,788
Net income on
  a cash basis    2,590,726   3,476,434   2,952,057   2,922,458    11,941,675
Net income
  per unit on
  a cash basis          .31         .42         .35         .35          1.43
Current year cash
  distributions
  paid or
  to be paid      2,576,998   3,491,943   2,910,161   2,909,894    11,888,996
Current year cash
  distributions
  per unit              .31         .42         .35         .35          1.43

                            1994 Quarter
               ---------------------------------------
                    1st          2nd        3rd        4th           Year
                 ----------  ----------  ----------  ----------  -------------
Royalties
  received       $2,579,218  $3,114,996  $1,843,579  $1,938,459   $ 9,476,252
Net income on
  a cash basis    2,380,956   2,963,754   1,661,147   1,771,565     8,777,422
Net income
  per unit on
  a cash basis          .29         .36         .20         .21          1.06
Current year cash
  distributions
  paid or
  to be paid      2,241,709   2,988,967   1,330,064   1,828,838     8,389,578
Current year cash
  distributions
  per unit              .27         .36         .16         .22          1.01

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.
        ------------------------------------------------

     Inapplicable.

                             PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

     The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 11, 1996, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 for information concerning the executive officers of the Trust.

Item 11. Executive Compensation.
         -----------------------

     The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 11, 1996, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.
         ---------------------------------------------------

     The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement dated January 11, 1996, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

     The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 11, 1996 as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

                              PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.
         ----------------------------------------------------

     (a) The following is a list of the documents filed as part of this report:

        1.  Financial Statements

            Index to Financial Statements and Schedule for the Years Ended October 31, 1995, 1994 and 1993

            Report of Independent Public Accountants

            Statements of Assets, Liabilities and Trust Corpus as of October 31, 1995 and 1994

            Statements of Income and Expenses on a Cash Basis for the Years Ended October 31, 1995, 1994 and 1993

            Statements of Undistributed Earnings for the Years
            Ended October 31, 1995, 1994 and 1993

            Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 1995, 1994 and 1993

            Notes to Financial Statements

        2.  Exhibits

            The Exhibit Index following the signature page lists all exhibits filed with this report or incorporated by reference.

     (b) No Current Report on Form 8-K was filed during the last quarter of the period covered by this Report but one was filed on December 11, 1995 to reflect information concerning the joint petition to settle pending litigation brought by Delaware State Escheator.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: January 11, 1996       By:  /s/ John H. Van Kirk
                                  -------------------------------
                                       John H. Van Kirk,
                                       Managing Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 11, 1996            /s/ John H. Van Kirk
                                  -------------------------------
                                       John H. Van Kirk, Trustee


Dated: January 11, 1996            /s/ Robert P. Adelman
                                  -------------------------------
                                       Robert P. Adelman, Trustee


Dated: January 11, 1996            /s/ Robert J. Castle
                                  -------------------------------
                                       Robert J. Castle, Trustee


Dated: January 11, 1996            /s/ Willard B. Taylor
                                  -------------------------------
                                       Willard B. Taylor, Trustee

                           Exhibit Index
                           -------------

Exhibit                                                    Page
-------                                                    ----

(3) Trust Agreement, dated September 10, 1975, amended May 13, 1976, and February 10, 1981,
       (incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended April 30, 1981
       (File No. 0-8378)).

(10.1) Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K, filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979
       (File No. 0-8378)).

(10.2) Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979, (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed
       May 11, 1979 (File No. 0-8378)).

(22) There are no parents and no subsidiaries of the Trust.

(99.1) Report and Production Summary Information              35
       for Twelve Months Ended September 30,
       1995, by Ralph E. Davis Associates, Inc.

(99.2) Notice to Unit Owners of hearing date and terms        45
       of the Joint Petition for Approval of Settlement of Pending Litigation on Form 8-K, filed
       December 11, 1995.