Form 10-Q
period 1996-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1996-03-13
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 1996    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________ .

Commission file number             1-8245


                      NORTH EUROPEAN OIL ROYALTY TRUST
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


              Delaware                                 22-2084119
      -----------------------                 --------------------------
      (State of organization)                 (I.R.S. Employer I.D. No.)


         Suite 19A, 43 West Front Street, Red Bank, New Jersey 07701
        -------------------------------------------------------------
                  (Address of principal executive offices)


                              (908) 741-4008
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No

Class                                     Outstanding at January 31, 1996
-----                                     -------------------------------
Units of Beneficial Interest                        8,314,842











                           ARTHUR ANDERSEN LLP



                        ACCOUNTANT'S REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of January 31, 1996 and the related statements of income and expenses on a cash basis for the three months ended January 31, 1996 and 1995, and the related statements of changes in cash and cash equivalents and undistributed earnings for the three months January 31, 1996 and 1995. These financial statements are the responsibility of the Trust's management.

The statement of assets, liabilities and trust corpus as of October 31, 1995 of the Trust was maintained on the cash basis rather than the accrual basis of accounting and was audited by us. Our report dated November 8, 1995 indicates the statement did not purport to present, and in our opinion did not present, financial position and results of operations in conformity with generally accepted accounting principles which require the use of the accrual basis of accounting. We have not performed any auditing procedures since that date.

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

The accounts of the Trust are maintained on a cash basis of accounting under which income is not recorded until collected instead of when earned, and expenses are recorded when paid instead of when incurred. Thus, the accompanying financial statements are not intended to present financial position and results of operations in conformity with generally accepted accounting principles which require the use of the accrual basis of accounting (see Note 1).

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

                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
February 8, 1996




                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                       Item 1. Financial Statements
                          ----------------------------
        STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
             -----------------------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 2,688,592          $ 2,760,129
                                            -----------          -----------
Interest income                                  20,826               10,298
                                            -----------          -----------
Trust expenses                              (   243,157)         (   179,701)
                                            -----------          -----------
   Net income on a cash basis               $ 2,466,261          $ 2,590,726
                                            ===========          ===========

Net income per unit on a cash basis            $ .30                $ .31
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   certificate holders                         $ .29                $ .31
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 1996 AND OCTOBER 31, 1995
                      -------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                            (unaudited)          (audited)

Current assets - - Cash and
   cash equivalents (Note 1)                $ 2,482,209          $ 2,951,227

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 2,482,210          $ 2,951,228

Current liabilities - - Cash distributions
payable to certificate holders              $ 2,411,304          $ 2,909,894

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           70,905               41,333
                                            -----------          -----------
                                            $ 2,482,210          $ 2,951,228

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
              ----------------------------------------------------
                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $ 2,688,592          $ 2,760,129
   Interest income                               20,826               10,298
                                            -----------          -----------
                                              2,709,418            2,770,427
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    243,157              179,701
   Distributions and dividends paid
   (Note 3)                                   2,935,279            1,828,838
                                            -----------          -----------
                                              3,178,436            2,008,539
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period        (  469,018)             761,888
Cash and cash equivalents,
   beginning of period                        2,951,227            1,848,273
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 2,482,209          $ 2,610,161
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
              ----------------------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)
Balance, beginning of period                $    41,333          $    19,435
Net income on a cash basis                    2,466,261            2,590,726
                                            -----------          -----------
                                              2,507,594            2,610,161
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)        25,385                    0
   Current year distributions paid or
   to be paid to certificate holders
   (Note 3)                                   2,411,304            2,576,998
                                            -----------          -----------
                                              2,436,689            2,576,998
                                            -----------          -----------
Balance, end of period                      $    70,905          $    33,163
                                            ===========          ===========

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.




                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

(1) Summary of significant
      accounting policies:
    ----------------------
    Basis of accounting -
    -------------------
      The accounts of North European Oil Royalty Trust (the "Trust") are maintained on a cash basis except for distributions to be paid to certificate holders (those distributions approved by the Trustees for the Trust). In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit holders of the results of operations of the Trust.

    Producing gas and oil
           royalty rights -
    ---------------------
      The rights to certain gas and oil royalties in Germany were transferred to the Trust at their net book value by North European Oil Company (the "Company") (see Note 2). The net book value of the royalty rights has been reduced to one dollar ($1) in view of the fact that the remaining value of royalty rights is de minimis relative to annual royalties received and distributed by the Trust and does not bear any meaningful relationship to the fair value of such rights or the actual amount of proved producing reserves.

    Federal and state income taxes -
    ------------------------------
      The Trust, as a grantor trust, is exempt from Federal and state income taxes under a private letter ruling issued by the Internal Revenue Service.

    Cash and cash equivalents -
    -------------------------
      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with maturities of three months or less.

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 1996 and 1995, there were 8,314,842 and 8,312,898 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------
    The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.




(3) Contingent liability:
    ---------------------
    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") or of North European Oil Company, corporate predecessors. From the liquidation of the Company to October 31, 1995, 718,992 units were issued in exchanges and dividends of $353,230 and distributions of $4,162,423 were paid to former unlocated Corporation and Company shareholders. For the three-month period ended January 31, 1996, 858 units were issued in exchanges and $54 in dividends and $25,331 in distributions were paid to former unlocated Corporation and Company shareholders.

    As of January 31, 1996, there were 875,748 units that could be issued to unlocated or unknown Corporation and Company shareholders and $488,111 in dividends and $26,108,964 in distributions would be payable if all such shares were exchanged. The amount of such distributions will increase as further distributions of the Trust are made and it is possible that claims by such owners would require substantial payments to a level where reduced or no funds would be available for some period of time for regular distribution payments. On the basis of their experience with such claims, the Trustees believe that it is unlikely that payments for such claimants would be required in substantial amounts in any one period of time.

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

    As of January 31, 1996 there were a total of 875,748 authorized but unissued units reflecting the unexchanged shares of the Trust's predecessor corporations. If the proposed settlement is approved, 760,560 units will be issued to the Escheator in three installments as follows: within thirty (30) days after the Court's order approving the settlement becomes final and non-appealable, one-half of these units (380,280) will be issued to the Escheator; subject to reductions for subsequent exchanges, an additional 50% of the remaining units will be issued in the year 2000; and the remainder in the year 2005. As these units are issued and become outstanding, they will be entitled to receive the ordinary distributions of the Trust.

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

    This settlement also permits the Trust to seek to apply the same or similar settlement procedures to the authorized but unissued units that were not subject to the litigation (115,188) units as of January 31,
    1996). Any additional issuances that occur as in the course of subsequent settlements with respect to these units would involve some additional dilution.




















































Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------

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

     The 4.8% decline in net Trust income for the quarter ended January 31, 1996 from the prior year's equivalent quarter resulted primarily from two factors. These two factors were a 20% decline in gas sales from the western portion of the Oldenburg concession and an increase in expenses related to the preparation and filing of the joint petition for settlement with the Delaware Court of Chancery and the biennial audit of the operating companies in Germany. Although the impact of the drop in gas sales was mitigated by increases in average prices and exchange rates, the net negative impact on the distribution was equivalent to nearly a 1 cent per unit. Likewise, the increase in expenses was equivalent to over a 3/4 cent decline in income per unit. After rounding, these two factors accounted for the majority of the 2 cent decline in distributions per unit. Despite the large decline in gas sales from western Oldenburg, overall gas sales declined by only 4.4% to 48.5 billion cubic feet for the quarter with gas prices averaging $2.55 per Mcf. For the quarter the average value of the Deutsche mark was equal to 68.9 cents.

     The increase in interest income resulted both from the increase in funds available for investment and higher interest rates in the U.S.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 1996, compared to that at fiscal year end (October 31, 1995), shows a decrease in assets due to lower royalty receipts during the quarter.

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

















                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The annual meeting of Unit Holders was held February 13, 1996.

     (b) The following persons were re-elected Trustees of the Trust to serve until the 1997 Annual Meeting of Unit Holders:

          Robert P. Adelman (6,703,308 votes for; 33,301 withheld) Robert J. Castle (6,707,458 votes for; 29,151 withheld) Willard B. Taylor (6,705,268 votes for; 31,341 withheld) John H. Van Kirk (6,707,748 votes for; 28,861 withheld)

     (c) The designation of the firm of Arthur Andersen & Co. as auditor for the Trust for 1996 fiscal year was ratified with the following vote totals:

          6,702,078 votes for; 6,511 votes against and 28,020 abstained.


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

            None.

     (b)  Reports on Form 8-K.

          A report on Form 8-K dated December 11, 1995 was filed with the Securities and Exchange Commission reporting the distribution of a press release dated December 7, 1995 and the mailing of a Form of Notice to Owners submitted to the Delaware Court of Chancery on December 7, 1995 for approval and subsequent distribution to owners. The Notice contains the complete text of the Joint Petition for Approval of Settlement of Pending Litigation between the Escheator for the State of Delaware and the Trustees of North European Oil Royalty Trust.

          A report on Form 8-K dated January 13, 1996 was filed with the Securities and Exchange Commission reporting the mailing of an advisory letter, dated January 8, 1996, to certificate holders concerning cost depletion computations to be made by holders for their personal income tax returns under the Internal Revenue Code. The Form 8-K included as exhibits, the advisory letter and a letter report, dated December 21, 1995, prepared by Ralph E. Davis Associates, Inc. located at 3555 Timmons Lane, Suite #1105 in Houston, Texas, 77027. The Davis report detailed the computations used to derive the cost depletion percentage contained in the advisory letter.

          A report on Form 8-K dated March 4, 1996 was filed with the Securities and Exchange Commission reporting the distribution of a press release dated February 26, 1996 and the announcement on the same date of the signing by Vice Chancellor Jack B. Jacobs of the Delaware Court of Chancery of the Order Approving the Joint Petition of the Settlement of Pending Litigation between the Escheator for the State of Delaware and the Trustees of North European Oil Royalty Trust.




                                  SIGNATURE
                                  ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                        NORTH EUROPEAN OIL ROYALTY TRUST




                                        /s/  John R. Van Kirk
                                        ---------------------------------
                                             John R. Van Kirk

                                             Managing Director

Dated: March 11, 1996