Form 10-Q
period 1996-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1996-06-13
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 1996    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________ .

Commission file number             1-8245


                      NORTH EUROPEAN OIL ROYALTY TRUST
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


       Delaware                               22-2084119
- -----------------------               ---------------------------
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

Class                                          Outstanding at April 30, 1996
- -----                                         -------------------------------
Units of Beneficial Interest                             8,695,122











                           ARTHUR ANDERSEN LLP



                        ACCOUNTANT'S REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of April 30, 1996 and the related statements of income and expenses on a cash basis for the three- and six-month periods ended April 30, 1996 and 1995, and the related statements of changes in cash and cash equivalents and undistributed earnings for the six months ended April 30, 1996 and 1995. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         ------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
May 7, 1996





                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                       Item 1. Financial Statements
                          ----------------------------
        STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995
             -----------------------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 2,671,845          $ 3,633,648
                                            -----------          -----------
Interest income                                  19,752               17,456
                                            -----------          -----------
Trust expenses                              (   184,533)         (   174,670)
                                            -----------          -----------
   Net income on a cash basis               $ 2,507,064          $ 3,476,434
                                            ===========          ===========

Net income per unit on a cash basis            $ .29                $ .42
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   certificate holders                         $ .29                $ .42
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 1996 AND OCTOBER 31, 1995
                      -------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                            (unaudited)          (audited)

Current assets - - Cash and
   cash equivalents (Note 1)                $ 2,577,968          $ 2,951,227

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 2,577,969          $ 2,951,228

Current liabilities - - Cash distributions
payable to certificate holders              $ 2,521,585          $ 2,909,894

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           56,383               41,333
                                            -----------          -----------
                                            $ 2,577,969          $ 2,951,228

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995
               --------------------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)

German gas, oil and sulfur
   royalties received                       $ 5,360,437          $ 6,393,778
                                            -----------          -----------
Interest income                                  40,578               27,754
                                            -----------          -----------
Trust expenses                              (   427,690)         (   354,371)
                                            -----------          -----------
     Net income on a cash basis             $ 4,973,325          $ 6,067,161
                                            ===========          ===========
Net income per unit on a cash basis             $.57                 $.73
                                                ====                 ====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to certificate holders                       $.58                 $.73
                                                ====                 ====































   The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995
              ----------------------------------------------------
                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $ 5,360,437          $ 6,393,778
   Interest income                               40,578               27,754
                                            -----------          -----------
                                              5,401,015            6,421,532
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    427,690              354,371
   Distributions and dividends paid
   (Note 3)                                   5,346,584            4,405,836
                                            -----------          -----------
                                              5,774,274            4,760,207
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period        (  373,259)           1,661,325
Cash and cash equivalents,
   beginning of period                        2,951,227            1,848,273
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 2,577,968          $ 3,509,598
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995
              ----------------------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)
Balance, beginning of period                $    41,333          $    19,435
Net income on a cash basis                    4,973,325            6,067,161
                                            -----------          -----------
                                              5,014,658            6,086,596
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)        25,385                    0
   Current year distributions paid or
   to be paid to certificate holders
   (Note 3)                                   4,932,890            6,086,415
                                            -----------          -----------
                                              4,958,275            6,068,415
                                            -----------          -----------
Balance, end of period                      $    56,383          $    18,181
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




                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

(1) Summary of significant
      accounting policies:
    ----------------------
    Basis of accounting -
    -------------------
      The accounts of North European Oil Royalty Trust (the "Trust") are maintained on a cash basis of accounting with the exception of the accrual for distributions to be paid to certificate holders (those distributions approved by the Trustees for the Trust). The Trust's distributable incomes represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit holders of the results of operations of the Trust.

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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of April 30, 1996 and 1995, there were 8,695,122 and 8,312,898 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.



(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil Company. From the liquidation of the Company to October 31, 1995, 718,992 units were issued in exchanges and dividends of $353,230 and distributions of $4,162,423 were paid to former unlocated Corporation and Company shareholders. For the six-month period ended April 30, 1996, 858 units, not including those described below, were issued in exchanges and $54 in dividends and $25,331 in distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units, of which 760,560 were subject to the settlement, representing the unexchanged shares of the Trust's predecessor corporations. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of April 30, 1996, the maximum liability of the Escheator is $4,943,640.

      Under the settlement, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of April 30, 1996, there remained a total of 495,468 units that could be issued to unlocated or unknown Corporation and Company shareholders and $275,782 in dividends and $14,915,237 in distributions would be payable if all such units were issued. Of these amounts, $212,328 in dividends and $11,447,694 in distributions are represented by the 380,280 units that are subject to the settlement and remain to be issued to the Escheator. In the opinion of the Trustees, based on the history of exchanges during the last ten years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims and, in any event, the Trust's contingent liability for such claims will be eliminated in 2005.

      This settlement also permits the Trust to seek to apply the same or similar settlement procedures to the authorized but unissued units that were not subject to the litigation (115,188 units as of April 30, 1996). Any additional issuances that occur in the course of subsequent settlements with respect to these units would involve minimal dilution.


Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

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

 The 27.8% decline in net Trust income for the quarter ended April 30, 1996 from the prior year's equivalent quarter resulted from a combination of factors. Although overall sales from the Oldenburg concession increased by 19.2%, this increase was concentrated in the lower royalty area of eastern Oldenburg. Sales from the higher royalty area of western Oldenburg decreased by 7.7%. Prices for gas in both the higher and lower royalty areas, approximately $2.40 per Mcf., declined by 17.2% and 10% respectively. The average exchange rate applicable to transfers of royalty payments declined by 5.6% and was equal to 67.1 cents. In addition, the first issuance of units in settlement of the suit by the Delaware State Escheator took place in April and, with the additional units outstanding, distributions were reduced by 1 cent per unit.

 The increase in interest income resulted both from the increase in funds available for investment and higher interest rates in the U.S. The increase in Trust expenses is primarily related to the biennial audit of the German operating companies.

 The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 1996, compared to that at fiscal year end (October 31, 1995), shows a decrease in assets due to lower royalty receipts during the quarter.

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


















Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)   Exhibits.
               ---------
               None.

         (b)   Reports on Form 8-K
               -------------------
                    A report on Form 8-K dated February 26, 1996 was filed
               with the Securities and Exchange Commission reporting the announcement of the signing of an Order Approving the Joint Petition of the Settlement of Pending Litigation by Vice Chancellor Jack B. Jacobs of the Delaware Court of Chancery. The Form 8-K included as exhibits, the press release and the Order Approving Settlement, both dated February 26, 1996.



                                SIGNATURE
                                ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                      NORTH EUROPEAN OIL ROYALTY TRUST
                                      --------------------------------
                                                (Registrant)



                                      By:  /S/ John R. Van Kirk
                                          ----------------------------
                                               John R. Van Kirk
                                               Managing Director



Dated: June 12, 1996