Form 10-Q
period 1996-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1996-08-30
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 1996    or

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

Class                                          Outstanding at July 31, 1996
- -----                                         -------------------------------
Units of Beneficial Interest                             8,696,382











                           ARTHUR ANDERSEN LLP



                        ACCOUNTANT'S REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of July 31, 1996 and the related statements of income and expenses on a cash basis for the three- and nine-month periods ended July 31, 1996 and 1995, and the related statements of changes in cash and cash equivalents and undistributed earnings for the nine months ended July 31, 1996 and 1995. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         ------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
August 8, 1996





                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                       Item 1. Financial Statements
                          ----------------------------
        STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED July 31, 1996 AND 1995
             -----------------------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 1,796,511          $ 3,056,999
                                            -----------          -----------
Interest income                                  16,918               24,554
                                            -----------          -----------
Trust expenses                              (   139,102)         (   129,496)
                                            -----------          -----------
   Net income on a cash basis               $ 1,674,327          $ 2,952,057
                                            ===========          ===========

Net income per unit on a cash basis            $ .19                $ .35
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   certificate holders                         $ .19                $ .35
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       July 31, 1996 AND OCTOBER 31, 1995
                      -------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                            (unaudited)          (audited)

Current assets - - Cash and
   cash equivalents (Note 1)                $ 1,692,072          $ 2,951,227

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 1,692,073          $ 2,951,228

Current liabilities - - Cash distributions
payable to certificate holders              $ 1,652,313          $ 2,909,894

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           39,759               41,333
                                            -----------          -----------
                                            $ 1,692,073          $ 2,951,228

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED July 31, 1996 AND 1995
               --------------------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)

German gas, oil and sulfur
   royalties received                       $ 7,156,948          $ 9,450,776
                                            -----------          -----------
Interest income                                  57,497               52,309
                                            -----------          -----------
Trust expenses                              (   566,792)         (   483,867)
                                            -----------          -----------
     Net income on a cash basis             $ 6,647,653          $ 9,019,218
                                            ===========          ===========
Net income per unit on a cash basis             $.76                $1.08
                                                ====                ======
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to certificate holders                       $.77                $1.08
                                                ====                ======































   The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED July 31, 1996 AND 1995
              ----------------------------------------------------
                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $ 7,156,948          $ 9,450,776
   Interest income                               57,496               52,309
                                            -----------          -----------
                                              7,214,444            9,503,085
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    566,792              483,867
   Distributions and dividends paid
   (Note 3)                                   7,906,807            7,918,060
                                            -----------          -----------
                                              8,473,599            8,401,927
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period        (1,259,155)           1,101,158
Cash and cash equivalents,
   beginning of period                        2,951,227            1,848,273
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 1,692,072          $ 2,949,431
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED July 31, 1996 AND 1995
              ----------------------------------------------------

                                                1996                1995
                                         -----------------   -----------------
                                                      (unaudited)
Balance, beginning of period                $    41,333          $    19,435
Net income on a cash basis                    6,647,652            9,019,218
                                            -----------          -----------
                                              6,688,985            9,038,653
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)        63,292               20,281
   Current year distributions paid or
   to be paid to certificate holders
   (Note 3)                                   6,585,934            8,978,707
                                            -----------          -----------
                                              6,649,226            8,998,988
                                            -----------          -----------
Balance, end of period                      $    39,759          $    39,665
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




                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

(1) Summary of significant
      accounting policies:
    ----------------------
    Basis of accounting -
    -------------------
      The accounts of North European Oil Royalty Trust (the "Trust") are maintained on a cash basis of accounting with the exception of the accrual for distributions to be paid to certificate holders (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.

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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of July 31, 1996 and 1995, there were 8,696,382 and 8,313,618 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.



(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil Company. From the liquidation of the Company to October 31, 1995, 718,992 units were issued in exchanges and dividends of $353,230 and distributions of $4,162,423 were paid to former unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 1996, 2,118 units, not including those described below, were issued in exchanges and $762 in dividends and $63,261 in distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units, of which 760,560 were subject to the settlement, representing the unexchanged shares of the Trust's predecessor corporations. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of July 31, 1996, the maximum liability of the Escheator is $5,044,231.

      Under the settlement, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of July 31, 1996, there remained a total of 494,208 units that could be issued to unlocated or unknown Corporation and Company shareholders and $275,074 in dividends and $14,971,206 in distributions would be payable if all such units were issued. Of these amounts, $212,328 in dividends and $11,519,948 in distributions are represented by the 380,280 units that are subject to the settlement and remain to be issued to the Escheator. In the opinion of the Trustees, based on the history of exchanges during the last ten years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims and, in any event, the Trust's contingent liability for such claims will be eliminated in 2005.

      This settlement also permits the Trust to seek to apply the same or similar settlement procedures to the authorized but unissued units that were not subject to the litigation (113,928 units as of July 31, 1996). Any additional issuances that occur in the course of subsequent settlements with respect to these units would involve minimal dilution.


Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

 The Trust is a passive investment trust which holds overriding royalty rights and receives monthly income from the operating companies, subsidiaries of Mobil, Exxon and the Royal Dutch Group, based on their sales of gas, sulfur and oil. The Trust does not engage in any business activities and has no need of funds beyond the funds available from monthly royalties to cover operating expenses. Accordingly, neither liquidity nor capital resources are pertinent factors in its activities or operations.

      The 43.3% decline in net Trust income for the quarter ended July 31, 1996 from the prior year's equivalent quarter resulted from two primary factors that reduced the operating companies' amount of saleable gas. During the summer months almost all of the gas sold must be processed to remove the sulfur contaminants. The operating companies have traditionally scheduled maintenance and improvements during the low demand period that coincides with the summer months. During the last quarter Grossenkneten, the primary desulfurization plant, was completely shut down for 2 weeks and partially shut down for 4 weeks in order to carry out these tasks. Shortly after the completion of this work, a construction accident involving an independent contractor isolated two large gas fields in the higher royalty area of western Oldenburg. No gas could be produced from these fields for 4 weeks and only limited production was possible for another 2 weeks. These two events occurring in sequence resulted in a 26.4% reduction in overall gas sales and, more importantly, a 42.8% reduction in gas sales from western Oldenburg, which has a royalty rate 7 times greater than eastern Oldenburg. The reduction in the amount of gas sold along with an 8% reduction in the value of the Deutsche mark to an equivalent of 65.4 cents accounted for the decline in the distribution.

      The increase in interest income resulted from the higher interest rates in the U.S. The increase in Trust expenses is primarily related to the final billing of legal expenses incurred in connection with the settlement negotiations with the Escheator for the State of Delaware.

      The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 1996, compared to that at fiscal year end (October 31, 1995), shows a decrease in assets due to lower royalty receipts during the quarter.

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











Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)   Exhibits.
               ---------
               None.

         (b)   Reports on Form 8-K
               -------------------
               None.



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



Dated: August 30, 1996