Form 10-K
period 1996-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1997-01-15
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 1996  or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from                  to                  .
                               ----------------    ----------------
Commission file number  1-8245
                        ------

                       NORTH EUROPEAN OIL ROYALTY TRUST
                       --------------------------------
          (Exact name of registrant as specified in its charter)

       Delaware                                     22-2084119
-----------------------                 ------------------------------------
(State of organization)                 (IRS Employer Identification Number)

Suite 19A, 43 West Front Street, Red Bank, N.J.             07701
----------------------------------------------            ----------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code: 908-741-4008
---------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class         Name of each exchange on which registered
----------------------------    -----------------------------------------
Units of Beneficial Interest             New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No      .
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 1996, 8,696,412 units of beneficial interest of the Registrant were outstanding, and the aggregate market value of outstanding units of beneficial interest of the Registrant, which may be voted, held by non-affiliates of the Registrant was approximately $111,177,846 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)

                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12 and 13 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement, dated January 9, 1997, for the annual meeting to be held on February 12, 1997.

                                PART I


Item 1.  Business.
         ---------

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

          The royalty rights were received by the Trust from North European Oil Company (the "Company") upon dissolution of the Company in September, 1975. The Company was organized in 1957 as the successor to North European Oil Corporation (the "Corporation"). The Trust is administered by trustees (the "Trustees") under an Agreement of Trust dated September 10, 1975, amended May 13, 1976 and February 10, 1981 and as deemed amended pursuant to the Delaware Court of Chancery order dated February 26, 1996 (the "Trust Agreement").

          Neither the Trust nor the Trustees on behalf of the Trust conduct any active business activities or operations. The sole permitted function of the Trustees is to monitor, verify, collect, hold, invest, and distribute the royalty payments made to the Trust. Under the Trust Agreement, the Trustees make quarterly distributions of the net funds received by the Trust on behalf of the unit owners. Funds temporarily held by the Trust are invested in interest bearing bank deposits, certificates of deposit, U.S. Treasury Bills or other government obligations.

          There has been no significant change in the principal operation or purpose of the Trust during the past fiscal year.

     (b)  Financial Information about Industry Segments.
          ----------------------------------------------

          The Trust conducts no active business operations, and analysis by industry segments is therefore not applicable to the Trust. To the extent that royalty income received by the Trust is attributable to sales of different products, to sales from different geographic areas or to sales by different operating companies the information is set forth in Item 2 of this Report and the Exhibit described in that Item 2.

     (c)  Narrative Description of Business.
          ----------------------------------

          Under the Trust Agreement, the Trust conducts no active business operations and is restricted to collection of income from royalty rights and distribution to unit owners of the net income after payment of administrative and related expenses.

          The overriding royalty rights held by the Trust are derived from contracts and agreements originally entered into by German subsidiaries of the predecessor Corporation during the early 1930's. Some of these royalty rights are based on leases which have expired. However, the leases remain in effect as long as there is continued production or the lessor does not cancel the lease. Individual lessors will normally not seek termination of the rights originally granted because the leases provide for royalty payments to the lessors if sales of oil or gas result from discoveries made on the leased land. Additionally, termination by individual lessors would result in the
escheat of mineral rights to the State.   The remainder of the Trust's royalty
rights are based on government granted concessions which remain in effect as long as there are continued production activities and/or exploration efforts by the operating companies. It is generally anticipated that the operating companies will continue production where it remains economically profitable for them to do so.

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

          As the holder of overriding royalty rights, the Trust has no legal ability, whether by contract or operation of law, to compel production. Moreover, if an operator should determine to terminate production in any concession or lease area and to surrender the concession or lease, the royalty rights for that area would thereby be terminated. Under certain royalty agreements, the operators are required to advise the Trust of any intention to surrender lease or concession rights. In recent years, no such notices have been received and management of the Trust has not been informed of any such intention. The Trust itself is precluded from undertaking any production activities and only if it could locate an alternate operator for the same areas would there be any possibility of continued royalty payments for such an area following any such termination. The likelihood of locating such an alternate operator is small because the current operating companies would be unlikely to surrender their rights for areas where continued economic return from production is reasonably anticipated.
 - 5 -



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

          The Trust, either itself or in cooperation with holders of parallel royalty rights, arranges for periodic audits of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested and made.

     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
-------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 1996.

     (e) Executive Officers of the Trust.
         --------------------------------

          The affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under the Trust Agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day to day matters are handled by the Managing Director, John R. Van Kirk. John H. Van Kirk, who is 72 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 44 years old, has held the position of Managing
Director of the Trust since November 1990.   John R. Van Kirk is the son of
John H. Van Kirk, the Managing Trustee.

          The Managing Director provides office space and services to the Trust. In addition to the Managing Trustee and the Managing Director, the Trust has one secretarial employee in the United States. It also retains a part-time consultant in Germany on a fixed yearly basis plus associated expenses. Employee relations or labor contracts are not directly material to the business or income of the Trust. The Trustees have no specific information concerning employee relations of the operating companies.


Item 2.  Properties.
         -----------

          The properties of Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Oil A.G. ("Mobil"), the German operating subsidiary of Mobil Corp., or by Oldenburgische Erdol Gesellschaft ("OEG"). The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg, is the major source of royalty income for the Trust. Within this concession Mobil and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Corp. and the Royal Dutch Group, carry out all exploration, drilling, production and sales activities.

          Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil of natural gas, casinghead gas, crude oil and condensate. The Trust also is entitled to receive from Mobil a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales by Mobil of sulfur at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received under this sulfur royalty during fiscal 1996.

          Under another series of rights covering the entire Oldenburg concession and pursuant to an agreement with OEG (the "OEG Agreement"), the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of natural gas, casinghead gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less 50% of an escalating cost base. This cost base is recomputed annually based on indexes reflecting changes in certain prices within Germany. This system will be revised in 2002 unless the escalating cost base diverges significantly from the actual production costs, in which case the OEG Agreement provides for the system to be revised in 1999. In either case, the revised system will provide that 50% of field handling, treatment and transport costs, as reported for state governmental royalty purposes, will be deducted from gross sales receipts prior to the royalty calculation.

          The Trust also holds through Mobil a 2% royalty interest in oil and gas sales from acreage in Bavaria, and a 0.2117% royalty under the net interest of the Bayerische Mineral Industries A.G. ("BMI"), a subsidiary of Mobil, in concessions in Bavaria. The net interest of BMI ranges from 16-1/2 to 100% of the sales, depending on geographic region or area. Due to the low level of royalty income under this agreement, reserves from this area in Bavaria are not included in reserve calculations for this report year.

          In addition to the areas of Oldenburg and Bavaria, the Trust also holds overriding royalties on 21 leases in other areas of northwest Germany ranging in size from 185 to 25,000 acres and totalling 73,214 acres. The rates of overriding royalties vary from 1.83% to 6.75%. At the present time all but one of these 21 leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, reserves from this lease are not included in reserve calculations for this report year.

          The following is a schedule of royalty income for the fiscal year ended October 31, 1996 by product, geographic area and operating company:

                               BY PRODUCT:
                               -----------

Product                                                  Royalty Income
-------                                                  --------------

Natural Gas                                              $    9,366,239
Sulfur                                                   $      186,827
Oil                                                      $      157,421


                           BY GEOGRAPHIC AREA:
                           -------------------

Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $   7,929,612
Eastern Oldenburg                                        $   1,720,396
Non-Oldenburg Areas                                      $      60,479

                          BY OPERATING COMPANY:
                          ---------------------

Company                                                  Royalty Income
-------                                                  --------------

Mobil Oil A.G.                                           $   7,058,128
OEG                                                      $   2,652,047
Bayerische Mineral Industries A.G.                       $         312


          Exhibit 99.1 to this Report is a report dated December 18, 1996 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 1996, based on the limited information available, for the Oldenburg area in which the Trust now holds overriding royalty rights. That report, the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 1996, (the "Reserve Report") was prepared by Ralph E. Davis Associates, Inc., 3555 Timmons Lane, Suite 1105, Houston, Texas 77027 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report and consistent with prior years, the information has been prepared for the 12-month period ending September 30, 1996, which is one month prior to the end of the fiscal year of the Trust.

          In connection with the information in the Reserve Report, note should be taken of the limited nature of the information available to the Trust. Pursuant to the arrangements under which the Trust holds royalty rights and due to the fact that the Trust is not considered an operating company within Germany, it has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised that publication of such information is not required under applicable law in Germany and that the royalty rights do not give rise to the right to require or compel production of such information. Past efforts to obtain such information voluntarily have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. The limited nature of the information available to the Trust makes impossible the calculation of the following: proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas, total gross and net productive wells, availability of oil and gas from the present reserve, contract supply for one year or acreage concentration.

          The Trust has the authority to audit for certain limited purposes the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Davis Associates and the Trustees believe the use of the material available is appropriate and suitable for preparation of the reports and estimates described in the Reserve Report and in the Cost Depletion Report (described below), which is based on the Reserve Report. Both the Trustees and Davis Associates believe these reports and estimates to be reasonable and appropriate but they would possibly vary from statistical projections which could be made if reservoir production information (of the kind normally available to domestic producing companies) were available. However, the limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Reserve Report.

          Table I of the Reserve Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 1996 and a five year schedule of gas, sulfur and oil sales for the 12 months ended September 30, 1996, 1995, 1994, 1993 and 1992 computed from quarterly sales reports of operating companies received by the Trust during such periods.


Item 3.  Legal Proceedings.
         ------------------

          As previously reported, on February 26, 1996 the settlement of litigation commenced by the Delaware State Escheator relating to claims concerning unexchanged shares of predecessor corporate entities was approved by the Delaware Court of Chancery. The first stage of the settlement, encompassing the issuance of Trust units without the attributable past dividends and distributions, was completed on April 17, 1996 with the second and third stages scheduled for late June of the years 2000 and 2005 respectively. For a complete description of the terms of this settlement see
Note 3 to Financial Statements contained herein or the Current Reports on Form 8-K filed on November 26, 1986, November 1, 1988, December 11, 1995 and February 28, 1996 (including Exhibits).


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          Inapplicable.

                                PART II


Item 5.  Market for the Registrant Trust's Units of Beneficial Interest
         --------------------------------------------------------------
         and Related Certificate Holder Matters.
         ---------------------------------------

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

          The following table presents the high and low sales prices for the quarterly periods ended in fiscal 1996 and 1995 as reported by the Exchange as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 1996


                                       Low          High        Distributions
Quarter Ended                         Sales         Sales          Per Unit
-------------                       ---------     ---------     -------------

January 31, 1996                     12-1/8        14-3/8             .29
April 30, 1996                       12-3/4        14-3/8             .29
July 31, 1996                        13            14-1/8             .19
October 31, 1996                     12-3/8        13-3/4             .27



                               FISCAL YEAR 1995


                                       Low          High        Distributions
Quarter Ended                         Sales         Sales          Per Unit
-------------                       ---------     ---------     -------------

January 31, 1995                     12-1/2        14-7/8             .31
April 30, 1995                       12-3/8        14-5/8             .42
July 31, 1995                        13            14-3/4             .35
October 31, 1995                     12-5/8        13-5/8             .35

          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in a report titled Calculation of Cost Depletion Percentage for 1996 Calendar Year (the "Cost Depletion Report") attached as Exhibit 99.2. The Cost Depletion Report has been prepared by Davis Associates using the same limited information, as described under Item 2, Properties, to which reference is made. The Trustees and Davis Associates believe that the calculations and assumptions used in the Cost Depletion Report are reasonable under the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 1996 is 7.891%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 1996 calendar year are included on page 3 of the 1996 Annual Report under "Note to Unit Owners" and have been sent in a separate letter to all unit owners registered at any time during 1996. (See attached
Exhibit 99.3.)

          The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor Corporation or Company, who have not yet exchanged those shares for Units, should surrender them for exchange. See Item 7 and Note 3 to the Financial Statements in Item 8 of this Report.

          As of December 31, 1996, there were 1,969 Unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 610 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive Units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of the Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive Units upon presentation of those shares or other evidences of ownership thereof. See Item 3, Legal Proceedings, and Note 3 to Financial Statements contained herein.
                                 - 12 -


ITEM 6.  Selected Financial Data
         -----------------------

                   North European Oil Royalty Trust
                   --------------------------------
                 Selected Financial Data (Cash Basis)
                 ------------------------------------
                 For Five Years Ended October 31, 1996
                 -------------------------------------

                  1996         1995         1994         1993         1992
               -----------  -----------  -----------  -----------  -----------

German gas, oil
  and sulfur
  royalties
  received     $ 9,710,487  $12,477,788  $ 9,476,252  $10,718,289  $13,458,150
               ===========  ===========  ===========  ===========  ===========
Net Income on a
  cash basis   $ 9,086,316  $11,941,675  $ 8,777,422  $10,248,982  $12,870,740
               ===========  ===========  ===========  ===========  ===========
Net Income per unit
  on a cash
  basis (a)       $1.05        $1.43        $1.06        $1.24        $1.55
                  =====        =====        =====        =====        =====
Units of beneficial
  interest
  outstanding at end
  of year (a)   8,696,412   8,313,984    8,312,898    8,298,216    8,294,538

Cash distributions
  paid or to be
  paid:
  Dividends and
    distributions
    per unit paid
    to former
    unlocated
    shareholders  $ .01        $ .00        $ .05        $ .01        $ .01
  Distributions per
    unit paid or to
    be paid to
    certificate
    holders        1.04         1.43         1.01         1.22         1.55
                  -----        -----        -----        -----        -----
                  $1.05        $1.43        $1.06        $1.23        $1.56
                  =====        =====        =====        =====        =====
Total assets at
  end of year  $ 2,477,516  $ 2,951,228  $ 1,848,274  $ 2,733,049  $3,000,624
               ===========  ===========  ===========  ==========  ===========

(a) Net income per unit on a cash basis was calculated based on the number of units of beneficial interest outstanding at the end of the year.

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         --------------------------

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

          The Trust does not conduct any active business operations and has only limited need of funds for its own administrative services. These funds are used to pay Trustees' fees (computed under the Trust Agreement and based upon a percentage of royalties and interest income received), the remuneration fixed by the Trustees for the Managing Trustee and the Managing Director, expenses associated with the Trustees' meetings, professional fees paid to consultants, legal advisors and auditors, transfer agent fees, and secretarial and other general office expenses.

          Another requirement for funds by the Trust relates to the occasional necessity of making lump sum payments of arrearages of dividends of a corporate predecessor and distributions previously declared by the Trust.
Such payments are required when owners of shares of stock in predecessor corporate entities, who have not previously presented their shares for conversion to units of beneficial interest in the Trust, make such a presentation or furnish properly documented affidavits of loss and obtain an unlimited, open penalty bond. The procedures for administering such claims are described in Section 3.10 of the Trust Agreement as deemed amended by the February 26, 1996 order of the Delaware Court of Chancery. The payment of such arrearages would require a reduction in the amount of distributions which otherwise would be made on presently outstanding units. For further information on this contingent liability and the impact of the Delaware Court order see Item 3, Legal Proceedings, and Note 3 to Financial Statements contained herein.

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

Fiscal 1996 versus Fiscal 1995
------------------------------

          For fiscal 1996 the Trust's royalty income of $9,710,487 was 22% lower than the previous year. A combination of production interruptions, lower sales from the higher royalty area of western Oldenburg, moderately weaker gas prices and less favorable currency exchange rates contributed to the decline in royalties. The interruptions in production resulted from two events: planned improvements to the Grossenkneten desulfurization plant and a pipeline accident isolating the Visbek and Cappeln gas fields in western Oldenburg. The plant improvements occurred at two separate times from late April to early June and during the month of August and increased the plant capacity to 750,000 cubic meters of gas per hour. During this combined 10 week period, the plant was shut down completely for 2 weeks and partially for 8 weeks. The pipeline accident occurred shortly after the resumption of production in early June. Production from these fields was totally shut down for 4 weeks and partially shut down for 2 weeks. The net effect of these interruptions helped to reduce overall Oldenburg gas sales by only 4.7% to
175.3 billion cubic feet. However, gas sales from western Oldenburg, with an effective royalty seven times greater than eastern Oldenburg, were reduced by 18.2% to 62.8 billion cubic feet. Gas prices for both eastern and western Oldenburg declined by 3.9% and 2.5% respectively. From their lowest level experienced during the second quarter, gas prices have steadily climbed through the remainder of the year. In addition, the average exchange rate for eastern and western Oldenburg also declined by 5.3% and 3.3% respectively.
For the year the average value of the Deutsche mark was 67.1 cents down from last year's average of 69.2 cents.

          In prior years, we made note of the steps taken by the operating companies to maintain current sales levels despite the increasing ratio of sour gas to sweet gas in the total product mix. These steps included improvements to the Grossenkneten plant as well as the construction of a pipeline to the NEAG desulfurization plant to utilize excess capacity at that plant. With the discovery of additional reserves outside Oldenburg, the owners of the NEAG desulfurization plant are currently utilizing that plant's entire capacity for non-Oldenburg gas. Therefore the recent increases to the capacity at Grossenkneten do not increase the total production capacity but instead permit that capacity to be maintained at the previous level of 750,000 cu. meters per hour.

          Over 95% of the Trust's current year royalties came from Oldenburg gas sales; royalties from oil sales were $157,000 and from sulfur sales were $187,000. During fiscal 1996 the Trust did not receive any royalties under the Mobil 2% sulfur royalty because prices remained below the threshold level specified in the agreement. Despite reaching over $62 per metric ton recorded in the third quarter, sulfur prices ended the year below $40 per metric ton.

          Trust expenses of $696,005 increased 10.9% from the prior year reflecting increased legal expenses in connection with the settlement of the suit previously commenced by the Delaware State Escheator and with costs associated with investigations into the status of certain leases in Germany. Despite higher average interest rates in effect, interest income declined by 6.2% due to the decrease in funds available for investment.

         During fiscal 1996 and 1995 respectively, an additional 2,148 and 1,086 Trust units were issued and $64,932 and $31,701 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. In addition on April 17, 1996, in compliance with the terms of the settlement with Delaware, the Trust issued 380,280 units to the Delaware State Escheator. The increase in the number of issued units resulted in a 4.57% dilution reducing subsequent per unit income by that percentage. Beyond the dilution from this and future issuances of units, the settlement will have no impact on the Trust's financial condition, result of operations or long or short term liquidity. The termination of liability for payment of arrears of dividends or distributions after the year 2005 as specified in the settlement approval order of the Delaware Court of Chancery is expected to benefit the Trust's financial condition. See Note 3 to Financial Statements contained herein.

Fiscal 1995 versus Fiscal 1994
------------------------------

          For fiscal 1995 the Trust's royalty income of $12,477,788 was 31.7% higher than the previous year. A combination of increased sales from the higher royalty area of western Oldenburg and a strong Deutsche mark yielded the increased royalties. In contrast to the prior year, when the partial shutdown of the Grossenkneten desulfurization plant significantly affected the amount of royalties received in the third and fourth quarters, no such unusual or extended interruption of production occurred during fiscal 1995. Since last year's partial shutdown affected production of saleable gas from the higher royalty western portion of Oldenburg to a greater degree, in 1995 the increase in production and sales was slanted toward gas from the west. Total gas sales of 76.8 billion cubic feet from the higher royalty western area increased by 15.45% while gas sales of 183.8 billion cubic feet for all of Oldenburg only increased by 2.4%. In addition, the continued strength of the Deutsche mark throughout the year contributed to the amount of dollars received by the Trust upon the transfer of funds from Germany. For the year, the average value of the Deutsche mark increased from 60.3 cents to 69.2 cents, an improvement of 14.6%. While gas prices, which averaged 1.46 Pfennigs per Kwh, declined somewhat from the prior year (1.65% and 3.9% for western and overall Oldenburg respectively), the negative effect of that decline was easily offset by the increases in sales and exchange rates.

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

Item 8.  Financial Statements and Supplementary Data
         --------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                ------------------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Public Accountants                          F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 1996 and 1995                  F-2

  Statements of Income and Expenses on a Cash Basis
    for the Years Ended October 31, 1996, 1995 and 1994           F-3

  Statements of Undistributed Earnings
    for the Years Ended October 31, 1996, 1995 and 1994           F-4

  Statements of Changes in Cash and Cash Equivalents
    for the Years Ended October 31, 1996, 1995 and 1994           F-5

  Notes to Financial Statements                                F-6 - F-9

Schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------




To North European Oil Royalty Trust:


We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 1996 and 1995 and the related statements of income and expenses on a cash basis, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 1996 and 1995, and its income and expenses, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 1996, all on the cash basis of accounting.

As discussed in Note 3, the Trust has a contingent liability relating to unclaimed units and distributions. No reserves are established or reflected in the fanancial statements for the possibility that funds would be required to satisfy such claims.

                                             /s/ Arthur Andersen LLP

Roseland, New Jersey
November 1, 1996
                                    F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 1996 AND 1995
                       -------------------------

                ASSETS                         1996          1995
                ------                     ------------  ------------

Current Assets --
  Cash and cash equivalents (Note 1)        $2,477,515    $2,951,227

Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $2,477,516    $2,951,228
                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Cash distributions payable
  to unit owners, paid
  November 1996 and 1995                    $2,348,031    $2,909,894

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings (Note 1)                129,484        41,333
                                           ------------  ------------
                                            $2,477,516    $2,951,228
                                           ============  ============


















              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-2

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
       ----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
         ---------------------------------------------------


                                  1996          1995          1994
                              ------------  ------------  ------------
German gas, oil and
  sulfur royalties
  received                    $ 9,710,487   $12,477,788   $ 9,476,252

Interest income                    71,834        76,569        45,798

Trust expenses                 (  696,005)   (  612,682)   (  744,628)
                              ------------  ------------  ------------
  Net income on
  a cash basis                $ 9,086,316   $11,941,675   $ 8,777,422
                              ============  ============  ============

Net income per unit
  on a cash basis                $1.05         $1.43         $1.06
                                =======       =======       =======

Cash distributions paid
  or to be paid:
  Dividends and
  distributions per
  unit paid or to be
  paid to former unlocated
  shareholders (Note 3)          $ .01         $ .00         $ .05

  Distributions per unit
  paid or to be paid to
  unit owners (Note 4)            1.04          1.43          1.01
                                -------       -------       -------
                                 $1.05         $1.43         $1.06
                                =======       =======       =======













               The accompanying notes to financial statements
                  are an integral part of these statements.

                                 F-3

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

             STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
             ---------------------------------------------
          FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
          ---------------------------------------------------


                                  1996          1995          1994
                              ------------  ------------  ------------
Balance,
  beginning of year           $    41,333   $    19,435   $    43,897

Net income on
  a cash basis                  9,086,316    11,941,675     8,777,422
                              ------------  ------------  ------------
                                9,127,649    11,961,110     8,821,319
                              ------------  ------------  ------------
Less:
  Dividends and
  distributions paid
  to former unlocated
  shareholders (Note 3)            64,178        30,781       412,306

  Current year
  distributions paid
  or to be paid to unit
  owners (Note 4)               8,933,987    11,888,996     8,389,578
                              ------------  ------------  ------------
                                8,998,165    11,919,777     8,801,884
                              ------------  ------------  ------------
Balance, end of year          $   129,484   $    41,333   $    19,435
                              ============  ============  ============




















               The accompanying notes to financial statements
                 are an integral part of these statements.

                                 F-4

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

      STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
      -----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
         ---------------------------------------------------


                                  1996          1995          1994
                              ------------  ------------  ------------
Sources of cash and
  cash equivalents:
  German gas, oil
  and sulfur
  royalties received          $ 9,710,487   $12,477,788   $ 9,476,252

  Interest income                  71,834        76,569        45,798
                              ------------  ------------  ------------
                                9,782,321    12,554,357     9,522,050
Uses of cash and
  cash equivalents:
  Payment of Trust
  expenses                        696,005       612,682       744,628
  Distributions and
  dividends paid
  (Note 3)                      9,560,028    10,838,721     9,662,197
                              ------------  ------------  ------------
                               10,256,033    11,451,403    10,406,825
                              ------------  ------------  ------------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year              (  473,712)    1,102,954    (  884,775)

Cash and cash
  equivalents,
  beginning of year             2,951,227     1,848,273     2,733,048
                              ------------  ------------  ------------
Cash and cash
  equivalents,
  end of year                 $ 2,477,515   $ 2,951,227   $ 1,848,273
                              ============  ============  ============











              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-5

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 1996, 1995 AND 1994
                    -------------------------------


(1) Summary of significant
    accounting policies:
    ----------------------

      Basis of accounting -
      ---------------------

      The accounts of North European Oil Royalty Trust (the "Trust") are maintained on a cash basis of accounting with the exception of the accrual for distributions to be paid to certificate owners (those distributions approved by the Trustees for the Trust). The Trust's distributable incomes represents royalty income received by the Trust during the period plus interest income less any expenses incured by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.

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






                                 F-6

      Net income per unit on the cash basis-
      --------------------------------------

      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of October 31, 1996, 1995 and 1994, there were 8,696,412, 8,313,984 and 8,312,898 units of beneficial interest outstanding, respectively.

(2) Formation of the Trust:
    -----------------------

    The Trust was formed on September 10, 1975.  As of September 30, 1975, the
      Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:
    ---------------------

    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1995, 718,992 Trust units were issued in exchange for Corporate or Company shares and dividends of $353,230 and distributions of $4,162,423 were paid to former unlocated Corporation and Company shareholders. For the year ended October 31, 1996, 2,148 units were issued in exchanges and dividends of $762 and distributions of $64,170 were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units, of which 760,560 were subject to the settlement, representing the unexchanged shares of the Trust's predecessor corporations. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims








                                 F-7

      is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of October 31, 1996, the maximum liability of the Escheator is $5,110,136.

    Under the Trust Agreement as deemed amended by the February 26, 1996
      Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of October 31, 1996, there remained a total of 494,178 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,132 in dividends and $26,543,814 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.




































                                 F-8

(4) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the years ended October 31, 1996 and 1995.

                              Fiscal 1996 by Quarter and Year
                 -------------------------------------------------------------
                    1st          2nd        3rd        4th           Year
                 ----------  ----------  ----------  ----------  -------------
Royalties
  received       $2,688,592  $2,671,845  $1,796,511  $2,553,539   $ 9,710,487
Net income on
  a cash basis    2,466,261   2,507,064   1,674,327   2,438,664     9,086,316
Net income
  per unit on
  a cash basis          .30         .29         .19         .28          1.05
Current year cash
  distributions
  paid or
  to be paid      2,411,304   2,522,316   1,652,336   2,348,031     8,933,987
Current year cash
  distributions
  per unit              .29         .29         .19         .27          1.04


                              Fiscal 1995 by Quarter and Year
                 -------------------------------------------------------------
                    1st          2nd        3rd        4th           Year
                 ----------  ----------  ----------  ----------  -------------
Royalties
  received       $2,760,129  $3,633,648  $3,056,999  $3,027,012   $12,477,788
Net income on
  a cash basis    2,590,726   3,476,434   2,952,057   2,922,458    11,941,675
Net income
  per unit on
  a cash basis          .31         .42         .35         .35          1.43
Current year cash
  distributions
  paid or
  to be paid      2,576,998   3,491,943   2,910,161   2,909,894    11,888,996
Current year cash
  distributions
  per unit              .31         .42         .35         .35          1.43













                                 F-9

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

          Inapplicable.


                                PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

          The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 9, 1997, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 for information concerning the executive officers of the Trust.

Item 11. Executive Compensation.
         -----------------------

          The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 9, 1997, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement dated January 9, 1997, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

          The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 9, 1997 as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

                                PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

         (a) The following is a list of the documents filed as part of this report:

           1.  Financial Statements

               Index to Financial Statements and Schedule for the Years Ended October 31, 1996, 1995 and 1994

               Report of Independent Public Accountants

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 1996 and 1995

               Statements of Income and Expenses on a Cash Basis for the Years Ended October 31, 1996, 1995 and 1994

               Statements of Undistributed Earnings for the Years Ended October 31, 1996, 1995 and 1994

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 1996, 1995 and 1994

               Notes to Financial Statements

           2.  Exhibits

               The Exhibit Index following the signature page lists all exhibits filed with this report or incorporated by reference.

         (b) No Current Report on Form 8-K was filed during the last quarter of the period covered by this Report.

                               SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: January 7, 1997                    By:  /s/ John H. Van Kirk
                                               ---------------------
                                                   John H. Van Kirk,
                                                   Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 7, 1997                         /s/ John H. Van Kirk
                                               -----------------------------
                                                   John H. Van Kirk, Trustee


Dated: January 7, 1997                        /s/ Robert P. Adelman
                                              ------------------------------
                                                  Robert P. Adelman, Trustee


Dated: January 7, 1997                        /s/ Robert J. Castle
                                              ------------------------------
                                                  Robert J. Castle, Trustee


Dated: January 7, 1997                       /s/ Samuel M Eisenstat
                                             -------------------------------
                                                 Samuel M Eisenstat, Trustee


Dated: January 7, 1997                      /s/ Willard B. Taylor
                                            --------------------------------
                                                Willard B. Taylor, Trustee

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

(22) There are no parents and no subsidiaries of the Trust.

(99.1)  Estimate of Remaining Proved Producing Reserves                32
          in the Northwest Basin of the Federal Republic of Germany as of October 1, 1996 prepared by Ralph E. Davis Associates, Inc.

(99.2)  Calculation of Cost Depletion Percentage                       42
          for 1996 Tax Year by
          Ralph E. Davis Associates, Inc.

(99.3)  1996 Tax Letter mailed to Unit Owners registered               47
          during the 1996 calendar year and included in the 1996 Annual Report.

(99.4) Notice to Unit Owners of hearing date and terms of the Joint Petition for Approval of Settlement of Pending Litigation on Form 8-K, filed
          December 11, 1995.

(99.5)  Order Approving Settlement signed by Vice
          Chancellor Jack Jacobs of the Delaware
          Court of Chancery on Form 8-K, filed
          February 26, 1996.