Form 10-Q
period 1997-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1997-03-07
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 1997    or

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

Class                                     Outstanding at January 31, 1997
-----                                     -------------------------------
Units of Beneficial Interest                        8,696,412











                           ARTHUR ANDERSEN LLP



                        ACCOUNTANT'S REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of January 31, 1997 and the related statements of income and expenses on a cash basis for the three months ended January 31, 1997 and 1996, and the related statements of changes in cash and cash equivalents and undistributed earnings for the three months January 31, 1997 and 1996. These financial statements are the responsibility of the Trust's management.

The statement of assets, liabilities and trust corpus as of October 31, 1996 of the Trust was maintained on the cash basis rather than the accrual basis of accounting and was audited by us. Our report dated November 1, 1996 indicates the statement did not purport to present, and in our opinion did not present, financial position and results of operations in conformity with generally accepted accounting principles which require the use of the accrual basis of accounting. We have not performed any auditing procedures since that date.

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

                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
February 7, 1997




                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                       Item 1. Financial Statements
                          ----------------------------
        STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
             -----------------------------------------------------

                                                1997                1996
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,832,201          $ 2,688,592
                                            -----------          -----------
Interest income                                  16,106               20,826
                                            -----------          -----------
Trust expenses                              (   270,300)         (   243,157)
                                            -----------          -----------
   Net income on a cash basis               $ 3,578,007          $ 2,466,261
                                            ===========          ===========

Net income per unit on a cash basis            $ .41                $ .30
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   certificate holders                         $ .42                $ .29
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 1997 AND OCTOBER 31, 1996
                      -------------------------------------

                                                1997                1996
                                         -----------------   -----------------
                                            (unaudited)          (audited)

Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,707,491          $ 2,477,515

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 3,707,492          $ 2,477,516

Current liabilities - - Cash distributions
payable to certificate holders              $ 3,652,493          $ 2,348,031

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           54,998              129,484
                                            -----------          -----------
                                            $ 3,707,492          $ 2,477,516

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
              ----------------------------------------------------
                                                1997                1996
                                         -----------------   -----------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $ 3,832,201          $ 2,688,592
   Interest income                               16,106               20,826
                                            -----------          -----------
                                              3,848,307            2,709,418
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    270,300              243,157
   Distributions and dividends paid
   (Note 3)                                   2,348,031            2,935,279
                                            -----------          -----------
                                              2,618,331            3,178,436
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period         1,229,976           (  469,018)
Cash and cash equivalents,
   beginning of period                        2,477,515            2,951,227
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 3,707,491          $ 2,482,209
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
              ----------------------------------------------------

                                                1997                1996
                                         -----------------   -----------------
                                                      (unaudited)
Balance, beginning of period                $   129,484          $    41,333
Net income on a cash basis                    3,578,007            2,466,261
                                            -----------          -----------
                                              3,707,491            2,507,594
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)             0               25,385
   Current year distributions paid or
   to be paid to certificate holders
   (Note 3)                                   3,652,493            2,411,304
                                            -----------          -----------
                                              3,652,493            2,436,689
                                            -----------          -----------
Balance, end of period                      $    54,998          $    70,905
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




                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

(1) Summary of significant
      accounting policies:
    ----------------------
    Basis of accounting -
    -------------------
      The accounts of North European Oil Royalty Trust (the "Trust") are maintained on a cash basis except for distributions to be paid to certificate owners (those distributions approved by the Trustees for the Trust). The Trust's distributable incomes represent royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.

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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 1997 and 1996, there were 8,696,412 and 8,314,842 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------
    The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.




(3) Contingent liability:
    ---------------------
    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") or of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1996, 721,070 units were issued in exchanges and dividends of $353,992 and distributions of $4,226,593 were paid to former unlocated Corporation and Company shareholders. For the three-month period ended January 31, 1996, there were no units issued in exchanges and no dividends and distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units, of which 760,560 were subject to the settlement, representing the unexchanged shares of the Trust's predecessor corporations. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the February, 1997 distribution, the maximum liability of the Escheator will be $5,349,474.

    Under the Trust Agreement as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of January 31, 1997, there remained a total of 494,178 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,132 in dividends and $26,687,787 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.








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

     For the quarter ended January 31, 1997, gross royalty income increased 42.5% to $3,832,201 compared to the prior year's equivalent quarter. Of all the factors affecting royalty income, only the exchange rate declined when compared to the prior year's period. For the three-month period, overall Oldenburg gas sales increased by 20.5% to 58,429 MMcf (million cubic feet) with gas sales from western Oldenburg increasing by 34.3% to 22,986 MMcf. Gas prices for Oldenburg (both overall and western) increased as well by 25.7% and
12% respectively.   Despite a 8.6% decline in the average value of the
Deutsche mark to 62.9 cents, gas prices for overall and western Oldenburg averaged $2.96 and $2.83 per Mcf respectively. Trust expenses increased by 11.2% primarily as a result of the acceleration of the payment of some expenses normally paid in the second quarter and from a lump sum payment to a retired employee.

     The decline in interest income resulted from both the decline in funds available for investment and reduced interest rates on T-bills.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 1997, compared to that at fiscal year end (October 31, 1996), shows an increase in assets due to higher royalty receipts during the quarter.

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























                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The annual meeting of Unit Holders was held February 12, 1997.

     (b) The following persons were re-elected Trustees of the Trust to serve until the 1998 Annual Meeting of Unit Holders:

          Robert P. Adelman (6,762,738 votes for; 31,676 withheld) Robert J. Castle (6,762,938 votes for; 31,476 withheld) Samuel M. Eisenstat (6,755,970 votes for; 38,444 withheld) Willard B. Taylor (6,761,553 votes for; 32,861 withheld) John H. Van Kirk (6,761,343 votes for; 33,071 withheld)

     (c) The designation of the firm of Arthur Andersen & Co. as auditor for the Trust for 1997 fiscal year was ratified with the following vote totals:

          6,749,790 votes for; 10,261 votes against and 34.363 abstained.


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

Dated: March 7, 1997