Form 10-Q/A
period 1997-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1997-03-07
CIK 72633

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


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of January 31, 1997 and the related statements of income and expenses on a cash basis for the three months ended January 31, 1997 and 1996, and the related statements of changes in cash and cash equivalents and undistributed earnings for the three months ended January 31, 1997 and 1996. These financial statements are the responsibility of the Trust's management.

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




(3) Contingent liability:
    ---------------------
    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1996, 721,070 units were issued in exchanges and dividends of $353,992 and distributions of $4,226,593 were paid to former unlocated Corporation and Company shareholders. For the three-month period ended January 31, 1997, there were no units issued in exchanges and no dividends and distributions were paid to former unlocated Corporation and Company shareholders.

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

     For the quarter ended January 31, 1997, gross royalty income increased 42.5% to $3,832,201 compared to the prior year's equivalent quarter. Of all the factors affecting royalty income, only the exchange rate declined when compared to the prior year's period. For the three-month period, overall Oldenburg gas sales increased by 20.5% to 58,429 MMcf (million cubic feet) with gas sales from western Oldenburg increasing by 34.3% to 22,986 MMcf. Gas prices for Oldenburg (both overall and western) increased as well by 25.7% and
12% respectively.   Despite an 8.6% decline in the average value of the
Deutsche mark to 62.9 cents, gas prices for both overall and western Oldenburg averaged $2.96 and $2.83 per Mcf respectively. Trust expenses increased by 11.2% primarily as a result of the acceleration of the payment of some expenses normally paid in the second quarter and from a lump sum payment to a retired employee.

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

          6,749,790 votes for; 10,261 votes against and 34,363 abstained.


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