Form 10-Q
period 1997-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1997-06-11
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 1997    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________ .

Commission file number             1-8245


                      NORTH EUROPEAN OIL ROYALTY TRUST
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                               22-2084119
    -----------------------               ---------------------------
    (State of organization)               (I.R.S. Employer I.D. No.)


         Suite 19A, 43 West Front Street, Red Bank, New Jersey 07701
        -------------------------------------------------------------
                  (Address of principal executive offices)


                              (732) 741-4008
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No

Class                                          Outstanding at April 30, 1997
-----                                         -------------------------------
Units of Beneficial Interest                             8,696,430










                           ARTHUR ANDERSEN LLP



                        ACCOUNTANTS' REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of April 30, 1997 and the related statements of income and expenses on a cash basis for the three- and six-month periods ended April 30, 1997 and 1996, and the related statements of changes in cash and cash equivalents and undistributed earnings for the six months ended April 30, 1997 and 1996. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         ------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
May 8, 1997



                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
          STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
             -----------------------------------------------------

                                              1997                  1996
                                       -----------------     -----------------
                                                     (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,510,987          $ 2,671,845
                                            -----------          -----------
Interest income                                  25,246               19,752
                                            -----------          -----------
Trust expenses                              (   135,633)         (   184,533)
                                            -----------          -----------
   Net income on a cash basis               $ 3,400,600          $ 2,507,064
                                            ===========          ===========

Net income per unit on a cash basis            $ .39                $ .29
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   certificate holders                         $ .39                $ .29
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 1997 AND OCTOBER 31, 1996
                      -------------------------------------

                                              1997                1996
                                       -----------------    -----------------
                                          (unaudited)          (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,455,040          $ 2,477,515

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 3,455,041          $ 2,477,516

Current liabilities - - Cash distributions
payable to certificate holders              $ 3,391,608          $ 2,348,031

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           63,432              129,484
                                            -----------          -----------
                                            $ 3,455,041          $ 2,477,516

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
               --------------------------------------------------

                                              1997                  1996
                                         -----------------  -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 7,343,188          $ 5,360,437
                                            -----------          -----------
Interest income                                  41,352               40,578
                                            -----------          -----------
Trust expenses                              (   405,933)         (   427,690)
                                            -----------          -----------
     Net income on a cash basis             $ 6,978,607          $ 4,973,325
                                            ===========          ===========
Net income per unit on a cash basis             $.80                 $.57
                                                ====                 ====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to certificate holders                       $.81                 $.58
                                                ====                 ====































   The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
              ----------------------------------------------------
                                              1997                  1996
                                         -----------------  -----------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $ 7,343,188          $ 5,360,437
   Interest income                               41,352               40,578
                                            -----------          -----------
                                              7,384,540            5,401,015
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    405,933              427,690
   Distributions and dividends paid
   (Note 3)                                   6,001,082            5,346,584
                                            -----------          -----------
                                              6,407,015            5,774,274
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period           977,525           (  373,259)
Cash and cash equivalents,
   beginning of period                        2,477,515            2,951,227
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 3,455,040          $ 2,577,968
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
              ----------------------------------------------------

                                                1997                  1996
                                           -----------------  ----------------
                                                        (unaudited)
Balance, beginning of period                $   129,484          $    41,333
Net income on a cash basis                    6,978,607            4,973,325
                                            -----------          -----------
                                              7,108,091            5,014,658
                                            -----------          -----------
Less:
   Dividends and distributions paid to
    former unlocated shareholders (Note 3)          558               25,385
   Current year distributions paid or
    to be paid to certificate holders
    (Note 3)                                  7,044,101            4,932,890
                                            -----------          -----------
                                              7,044,659            4,958,275
                                            -----------          -----------
Balance, end of period                      $    63,432          $    56,383
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of April 30, 1997 and 1996, there were 8,696,430 and 8,695,122 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil Company. From the liquidation of the Company to October 31, 1996, 721,070 units were issued in exchanges and dividends of $353,992 and distributions of $4,226,593 were paid to former unlocated Corporation and Company shareholders. For the six-month period ended April 30, 1997, 18 units were issued in exchanges and $0 in dividends and $558 in distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the May, 1997 distribution, the maximum liability of the Escheator is $5,484,752.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of April 30, 1997, there remained a total of 494,160 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,132 in dividends and $26,840,858 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.







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

          The 35.6% increase in net Trust income for the quarter ended April 30, 1997 from the prior year's equivalent quarter resulted from a combination of an increase in gas sales under the higher royalty agreement covering western Oldenburg and higher gas prices. As a likely result of the comparatively warmer winter, overall gas sales from the Oldenburg concession declined by 5.1%. However, despite the overall decline, sales from western
Oldenburg increased by 31.7%.   Prices for gas under both the higher and
lower royalty agreements, equivalent to approximately $2.80 per Mcf., increased by 32.3% and 31.2% respectively. The average exchange rate applicable to transfers of royalty payments declined by 12.3% and was equal to
58.8 cents.

          The increase in interest income resulted both from the increase in funds available for investment and higher interest rates in the U.S. The decrease in Trust expenses is related to the absence of charges connected to the biennial audit of the German operating companies and reduced legal fees in general.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 1997, compared to that at fiscal year end (October 31, 1996), shows an increase in assets due to higher royalty receipts during the quarter.

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



Dated: June 11, 1997