Form 10-Q
period 1997-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1997-09-10
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 1997    or

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

Class                                          Outstanding at July 31, 1997
- -----                                         -------------------------------
Units of Beneficial Interest                             8,696,430

                           ARTHUR ANDERSEN LLP

                        ACCOUNTANT'S REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of July 31, 1997 and the related statements of income and expenses on a cash basis for the three and nine months ended July 31, 1997 and 1996, and the related statements of changes in cash and cash equivalents and undistributed earnings for the nine months ended July 31, 1997 and 1996. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         ------------------------
                                              ARTHUR ANDERSEN LLP
Princeton, New Jersey
September 3, 1997

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
          STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED July 31, 1997 AND 1996
             -----------------------------------------------------

                                                1997                1996
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,170,930          $ 1,796,511
                                            -----------          -----------
Interest income                                  26,257               16,918
                                            -----------          -----------
Trust expenses                              (   126,261)         (   139,102)
                                            -----------          -----------
   Net income on a cash basis               $ 3,070,926          $ 1,674,327
                                            ===========          ===========

Net income per unit on a cash basis            $ .35                $ .19
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   certificate holders                         $ .36                $ .19
                                               ======               ======



















    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       July 31, 1997 AND OCTOBER 31, 1996
                      -------------------------------------

                                                1997                1996
                                         -----------------   -----------------
                                            (unaudited)          (audited)

Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,134,358          $ 2,477,515

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 3,134,359          $ 2,477,516

Current liabilities - - Cash distributions
payable to certificate holders              $ 3,130,715          $ 2,348,031

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                            3,643              129,484
                                            -----------          -----------
                                            $ 3,134,359          $ 2,477,516























    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED July 31, 1997 AND 1996
               --------------------------------------------------

                                                1997                1996
                                         -----------------   -----------------
                                                      (unaudited)

German gas, oil and sulfur
   royalties received                       $10,514,118          $ 7,156,948
                                            -----------          -----------
Interest income                                  67,609               57,497
                                            -----------          -----------
Trust expenses                              (   532,194)         (   566,792)
                                            -----------          -----------
     Net income on a cash basis             $10,049,533          $ 6,647,653
                                            ===========          ===========
Net income per unit on a cash basis            $1.15                $0.76
                                               =====                ======
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to certificate holders                      $1.17                $0.77
                                               =====                ======





















   The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED July 31, 1997 AND 1996
              ----------------------------------------------------
                                                1997                1996
                                         -----------------   -----------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $10,514,118          $ 7,156,948
   Interest income                               67,609               57,496
                                            -----------          -----------
                                             10,581,727            7,214,444
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    532,194              566,792
   Distributions and dividends paid
   (Note 3)                                   9,392,690            7,906,807
                                            -----------          -----------
                                              9,924,884            8,473,599
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period           656,843           (1,259,155)
Cash and cash equivalents,
   beginning of period                        2,477,515            2,951,227
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 3,134,358          $ 1,692,072
                                            ===========          ===========




















    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED July 31, 1997 AND 1996
              ----------------------------------------------------

                                                1997                1996
                                         -----------------   -----------------
                                                      (unaudited)
Balance, beginning of period                $   129,484          $    41,333
Net income on a cash basis                   10,049,533            6,647,652
                                            -----------          -----------
                                             10,179,017            6,688,985
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)           558               63,292
   Current year distributions paid or
   to be paid to certificate holders
   (Note 3)                                  10,174,816            6,585,934
                                            -----------          -----------
                                             10,175,374            6,649,226
                                            -----------          -----------
Balance, end of period                      $     3,643          $    39,759
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of July 31, 1997 and 1996, there were 8,696,430 and 8,696,382 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.


(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil Company. From the liquidation of the Company to October 31, 1996, 721,070 units were issued in exchanges and dividends of $353,992 and distributions of $4,226,593 were paid to former unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 1997, 18 units were issued in exchanges and $0 in dividends and $558 in distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Under the terms of the settlement, any claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units subject to the settlement and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a proportionate basis. For the period until June 30, 2000, subsequent claims will be paid by the Escheator and the Trust on a 50:50 basis. For the period from July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of
       subsequent claims.  As of the receipt of the August, 1997 distribution, the maximum liability of the Escheator will be $5,609,624.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of July 31, 1997, there remained a total of 494,160 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,132 in dividends and $27,018,729 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------


     The Trust is a passive investment trust which holds overriding royalty rights and receives monthly royalties from the operating companies, subsidiaries of Mobil, Exxon and the Royal Dutch Group, based on their sales of gas, sulfur and oil. These royalties are paid in Deutsche marks and are converted into U.S. dollars at the time of their transfer. The Trust does not engage in any business activities and has no need of funds beyond the funds available from monthly royalties to cover operating expenses. Accordingly, neither liquidity nor capital resources are pertinent factors in its activities or operations. All percentage comparisons in the following discussion and analysis refer to the prior year's comparable period.

     Net Trust income increased by 83.4% to $3,070,926, permitting a distribution of 36 cents per unit, an increase of 89.5% from the distribution of 19 cents in the prior year's period. Although the large percentage increase in net Trust income for the quarter resulted at least in part from comparison with a quarter marred by production interruptions, several
positive factors contributed to higher royalty receipts.   These factors
included increased overall Oldenburg gas sales, increased percentage of gas sales subject to the additional and higher royalty agreement covering western Oldenburg and higher gas prices.

     Overall Oldenburg gas sales, subject to a royalty rate of .6667%, were
38.1 billion cubic feet ("Bcf") during the quarter compared to 32.6 Bcf for the prior year, an increase of 16.9%. The increase in the level of gas sales was limited by a reduction of approximately one third in the processing capacity at the Grossenkneten desulfurization plant during June. Normal annual maintenance, which began in June, along with unanticipated levels of corrosion in the tail-gas units at Grossenkneten necessitated this reduction in plant capacity.

     Gas sales from western Oldenburg, subject to an additional royalty rate of 4% for a combined total of 4.6667%, were 19.6 Bcf, up from 10.9 Bcf in last year's quarter, and accounted for 51.3% of overall Oldenburg gas sales. This increase in the percentage of western gas sales heightened the impact of the higher royalty rate. Gas sold from western Oldenburg accounted for 88.5% of all royalties received by the Trust in the quarter just ended.

     Overall Oldenburg gas prices increased 36.8% to an average of 1.95 pfennigs per Kwh (Pf/Kwh) for the quarter. Gas prices under the higher royalty agreement in western Oldenburg increased by 34.3% to an average of
1.94 Pf/Kwh. When converted into more familiar terms using the respective average exchange rates, gas prices were equivalent to $3.15 and $3.19 per Mcf, under the lower and higher royalty agreement respectively.

     Other than the temporary reduction in the processing capacity at Grossenkneten, the only factor that negatively affected Trust royalties during the quarter just ended was the exchange rate. The Deutsche mark fell to its lowest value since the third quarter of fiscal 1991. The average value for the Deutsche mark for the quarter just ended was 57.25 cents compared to 65.45 cents for the prior year's period, a decline of 12.5%.

     The increase in interest income during the quarter resulted primarily from increased funds available for investment. The absence of charges connected to the settlement with the State of Delaware biennial audit of the German operating companies and reduced legal fees in general decreased the Trust's expenses.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 1997, compared to that at fiscal year end (October 31, 1996), shows an increase in assets due to higher royalty receipts during the quarter.

	For the nine month fiscal period, net Trust income was $10,049,533, an
increase of 51.2% from the prior year's parallel period.   Cumulative
distributions for the nine month period are $1.17 per unit compared to $0.77 paid during the same period last year, an increase of 51.9%.

     As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for Trust expenses then anticipated. As permitted by the Trust Agreement, no provision is made for the retention of reserve funds of any kind. If funds were to be required for payments to owners of units not previously presented for issuance, quarterly distributions would be reduced to the extent required to provide funds for such payments.

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


Dated: September 10, 1997