Form 10-K
period 1997-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1998-01-13
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 1997  or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

     Registrant's telephone number including area code: 732-741-4008
     ---------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 1997, 8,696,430 units of beneficial interest of the Registrant were outstanding, and the aggregate market value of outstanding units of beneficial interest of the Registrant, which may be voted, held by non-affiliates of the Registrant was approximately $136,598,277 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12 and 13 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement, dated January 13, 1998, for the annual meeting to be held on February 11, 1998.

                                PART I


Item 1.  Business.
         ---------

     (a)  General Development of Business.
          --------------------------------

          Registrant (the "Trust") is a trust which, on behalf of the owners of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of Mobil Corp., Exxon Corp., and the Royal Dutch Group. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of natural gas, casinghead gas, crude oil, distillate and sulfur. See Item 2 for descriptions of certain of these contracts.

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

          The overriding royalty rights held by the Trust are derived from contracts and agreements originally entered into by German subsidiaries of the predecessor Corporation during the early 1930's. Some of these royalty rights are based on leases which have passed their original expiration dates. However, the leases remain in effect as long as there is continued production or the lessor does not cancel the lease. Individual lessors will normally not seek termination of the rights originally granted because the leases provide for royalty payments to the lessors if sales of oil or gas result from discoveries made on the leased land. Additionally, termination by individual
lessors would result in the escheat of mineral rights to the State.   The
remainder of the Trust's royalty rights are based on government granted concessions which remain in effect as long as there are continued production activities and/or exploration efforts by the operating companies. It is generally anticipated that the operating companies will continue production where it remains economically profitable for them to do so.

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

          As the holder of overriding royalty rights, the Trust has no legal ability, whether by contract or operation of law, to compel production. Moreover, if an operator should determine to terminate production in any concession or lease area and to surrender the concession or lease, the royalty rights for that area would thereby be terminated. Under certain royalty agreements, the operators are required to advise the Trust of any intention to surrender lease or concession rights. In recent years, no such notices have been received and management of the Trust has not been informed of any such intention. The Trust itself is precluded from undertaking any production activities and only if it could locate an alternate operator for the same areas would there be any possibility of continued royalty payments for such an area following any such termination. The likelihood of locating such an alternate operator is small because the current operating companies would be unlikely to surrender their rights for areas where continued economic return from production is reasonably anticipated.
                                 - 5 -


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

     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
-------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 1997.

     (e) Executive Officers of the Trust.
         --------------------------------

          The affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under the Trust Agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day to day matters are handled by the Managing Director, John R. Van Kirk. John H. Van Kirk, who is 73 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 45 years old, has held the position of Managing
Director of the Trust since November 1990.   John R. Van Kirk is the son of
John H. Van Kirk, the Managing Trustee.

          The Managing Director provides office space and services at cost to the Trust. In addition to the Managing Trustee and the Managing Director, the Trust has one secretarial employee in the United States. It also retains a part-time consultant in Germany on a fixed yearly basis plus associated expenses. Employee relations or labor contracts are not directly material to the business or income of the Trust. The Trustees have no specific information concerning employee relations of the operating companies.


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

          Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil of natural gas, casinghead gas, crude oil and condensate. The Trust also is entitled to receive from Mobil a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales by Mobil of sulfur at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received under this sulfur royalty during fiscal 1997.

          Under another series of rights covering the entire Oldenburg concession and pursuant to an agreement with OEG (the "OEG Agreement"), the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of natural gas, casinghead gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less 50% of an escalating cost base. This cost base is recomputed annually based on indices reflecting changes in certain prices within Germany. This system will be revised in 2002 unless the escalating cost base diverges significantly from the actual production costs in earlier years, in which case the OEG Agreement provides for the computation system to be revised in 1999. In either case, the revised system will provide that 50% of field handling, treatment and transport costs, as reported for state governmental royalty purposes, will be deducted from gross sales receipts prior to the royalty calculation.

          The Trust also holds through Mobil a 2% royalty interest in oil and gas sales from acreage in Bavaria, and a 0.2117% royalty under the net interest of the Bayerische Mineral Industries A.G. ("BMI"), a subsidiary of Mobil, in concessions in Bavaria. The net interest of BMI ranges from 16-1/2 to 100% of the sales, depending on geographic region or area. Due to the low level of royalty income under this agreement, reserves from this area in Bavaria are not included in reserve calculations for this report year. While both Mobil and BMI have suspended production in their concessions in Bavaria, the concessions remain open. They are considering possible wildcat drilling or other methods to increase production.

          In addition to the areas of Oldenburg and Bavaria, the Trust also holds overriding royalties on 21 leases in other areas of northwest Germany ranging in size from 185 to 25,000 acres and totaling 73,214 acres. The rates of overriding royalties vary from 1.83% to 6.75%. At the present time all but one of these 21 leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, reserves from this lease are not included in reserve calculations for this report year.

          The following is a schedule of royalty income for the fiscal year ended October 31, 1997 by product, geographic area and operating company:

                               BY PRODUCT:
                               -----------

Product                                                  Royalty Income
-------                                                  --------------

Natural Gas                                              $   13,405,398
Sulfur                                                   $      137,555
Oil                                                      $      108,725


                           BY GEOGRAPHIC AREA:
                           -------------------

Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  11,604,347
Eastern Oldenburg                                        $   1,924,277
Non-Oldenburg Areas                                      $     123,054

                          BY OPERATING COMPANY:
                          ---------------------

Company                                                  Royalty Income
-------                                                  --------------

Mobil Oil A.G.                                           $  10,188,043
OEG                                                      $   3,463,510
Bayerische Mineral Industries A.G.                       $         125


          Exhibit 99.1 to this Report is a report dated December 18, 1997 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 1997, based on the limited information available, for the Oldenburg area in which the Trust now holds overriding royalty rights. That report, the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 1997 and Calculation of Cost Depletion Percentage for the 1997 Calendar Year, (the "Reserve and Depletion Report") was prepared by Ralph E. Davis Associates, Inc., 3555 Timmons Lane, Suite 1105, Houston, Texas 77027 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ending September 30, 1997, which is one month prior to the end of the fiscal year of the Trust.

          In connection with the information in the Reserve and Depletion Report, note should be taken of the limited nature of the information available to the Trust. Pursuant to the arrangements under which the Trust holds royalty rights and due to the fact that the Trust is not considered an operating company within Germany, it has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised that publication of such information is not required under applicable law in Germany and that the royalty rights do not give rise to the right to require or compel production of such information. Past efforts to obtain such information voluntarily have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. The limited nature of the information available to the Trust makes impossible the calculation of the following: proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas, total gross and net productive wells, availability of oil and gas from the present reserve, contract supply for one year or acreage concentration.

          The Trust has the authority to audit for certain limited purposes the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Davis Associates and the Trustees believe the use of the material available is appropriate and suitable for preparation of the estimates described in the Reserve and Depletion Report. Both the Trustees and Davis Associates believe this report and these estimates to be reasonable and appropriate but they would possibly vary from statistical projections which could be made if reservoir production information (of the kind normally available to domestic producing companies) were available. However, the limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Reserve Report.

          Attachment A of the Reserve and Depletion Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 1997 and a five year schedule of gas, sulfur and oil sales for the 12 months ended September 30, 1997, 1996, 1995, 1994 and 1993 computed from quarterly sales reports of operating companies received by the Trust during such periods.


Item 3.  Legal Proceedings.
         ------------------

          As previously reported, on February 26, 1996 the settlement of litigation commenced by the Delaware State Escheator relating to claims concerning unexchanged shares of predecessor corporate entities was approved by the Delaware Court of Chancery. The first stage of the settlement, encompassing the issuance of Trust units without the attributable past dividends and distributions, was completed on April 17, 1996 with the second and third stages scheduled for late June of the years 2000 and 2005 respectively. For a more complete description of the terms of this settlement see Note 3 to Financial Statements contained herein or the Current Reports on Form 8-K filed on November 26, 1986, November 1, 1988, December 11, 1995 and February 28, 1996 (including Exhibits).


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          Inapplicable.

                                PART II


Item 5.  Market for the Registrant Trust's Units of Beneficial Interest
         --------------------------------------------------------------
         and Related Certificate Holder Matters.
         ---------------------------------------

          The Trust's units of beneficial interest ("Units") are traded on the New York Stock Exchange (the "NYSE") under the symbol NET. In addition, the Midwest Stock Exchange and the Boston Exchange have granted unlisted trading privileges in the Trust Units.

          Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 1997 and 1996 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 1997


                                       Low          High        Distributions
                                     Closing       Closing           Per
Quarter Ended                         Price         Price           Unit
-------------                       ---------     ---------     -------------

January 31, 1997                     12.5000       14.2500            .42
April 30, 1997                       13.1250       14.3750            .39
July 31, 1997                        13.3750       14.7500            .36
October 31, 1997                     14.8125       17.5000            .34



                               FISCAL YEAR 1996


                                       Low          High        Distributions
                                     Closing       Closing           Per
Quarter Ended                         Price         Price           Unit
-------------                       ---------     ---------     -------------

January 31, 1996                     12.1250       14.3750            .29
April 30, 1996                       12.7500       14.3750            .29
July 31, 1996                        13.0000       14.1250            .19
October 31, 1996                     12.3750       13.7500            .27

          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Reserve and Depletion Report attached as Exhibit 99.1. This report has been prepared by Davis Associates using the limited information described under Item 2, Properties, to which reference is made. The Trustees and Davis Associates believe that the calculations and assumptions used in this report are reasonable under the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 1997 is 9.056%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 1996 calendar year are included on a special removable page in the 1997 Annual Report under "Note to Unit Owners" and have been sent in a separate letter to all unit owners registered at any time during 1997 and who are no longer registered owners as of year end.

          The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor Corporation or Company, who have not yet exchanged those shares for Units, should surrender them for exchange. See Item 7 and Note 3 to the Financial Statements in
Item 8 of this Report.

          As of December 31, 1997, there were 1,825 Unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 609 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive Units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of the Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive Units upon presentation of those shares or other evidences of ownership thereof. See Item 3, Legal Proceedings, and Note 3 to Financial Statements contained herein.
                                 - 12 -


ITEM 6.  Selected Financial Data
         -----------------------

                   North European Oil Royalty Trust
                   --------------------------------
                 Selected Financial Data (Cash Basis)
                 ------------------------------------
                 For Five Years Ended October 31, 1997
                 -------------------------------------

                1997         1996         1995         1994         1993
             -----------  -----------  -----------  -----------  -----------

German gas, oil
  and sulfur
  royalties
  received  $13,651,678  $ 9,710,487  $12,477,788  $ 9,476,252  $10,718,289
            ===========  ===========  ===========  ===========  ===========
Net Income on a
  cash basis$13,070,207  $ 9,086,316  $11,941,675  $ 8,777,422  $10,248,982
            ===========  ===========  ===========  ===========  ===========
Net Income per unit
  on a cash
  basis (a)    $1.50        $1.05        $1.43        $1.06        $1.24
               =====        =====        =====        =====        =====
Units of beneficial
  interest
  outstanding at end
  of year (a)  8,696,430    8,696,412   8,313,984    8,312,898   8,298,216
Cash distributions
  paid or to be
  paid:
  Dividends and
    distributions
    per unit paid
    to former
    unlocated
    shareholders $0.00        $0.01        $0.00        $0.05      $0.01
    Distributions per
    unit paid or to
    be paid to
    unit owners  $1.51        $1.04        $1.43        $1.01      $1.22
                 -----        -----        -----        -----      -----
                 $1.51        $1.05        $1.43        $1.06      $1.23
                 =====        =====        =====        =====      =====
Total assets at
  end of year$ 3,024,318  $ 2,477,516  $ 2,951,228  $ 1,848,274  $ 2,733,049
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

          The relatively small amounts required for administrative expenses of the Trust limit the possible effect of inflation on its financial prospects. Continued price inflation would be reflected in sales prices, which, with sales volumes, form the basis on which the royalties paid to the Trust are computed. In addition, fluctuations in the Deutsche mark/dollar exchange rate have an impact on domestic energy prices within Germany and on the amount of dollars received upon conversion. The impact of inflation or deflation on energy prices in Germany is delayed by the use in certain long-term gas sales contracts of a deferred "trailing average" related to light fuel oil prices.

Fiscal 1997 versus Fiscal 1996
------------------------------

          For fiscal 1997 the Trust's royalty income of $13,651,678 increased 40.58% from the prior year. A combination of higher gas prices, relatively uninterrupted gas production permitting increased overall gas sales, and increased gas sales from the higher royalty area of western Oldenburg resulted in the higher royalty revenue. This higher level of royalties occurred despite the 12.24% decline in the average yearly value of the Deutsche mark from $0.6707 to $0.5886.

          The average yearly price for gas under both the higher and lower royalty agreements increased by 22.09% and 28.34% respectively to 1.7398 and
1.7960 Pfennigs per Kwh. Compared to the prior year's quarterly averages, higher average gas prices occurred in each of the four quarters. When converted into more familiar terms using the year's average exchange rate, gas prices were $2.93 and $2.97 per Mcf under the higher and lower royalty agreements.

          Following the repairs to the gas pipeline and renovations of the Grossenkneten desulfurization plant in the late summer of 1996, gas production increased to its full capacity of 750,000 cubic meters per hour. The resumption of full production allowed the operating companies to sell more than 191 billion cubic feet (Bcf) of gas from the entire Oldenburg concession, an increase of 9.07% from the prior year's sales. The expansion of the desulfurization plant's capacity also permitted an increase in the relative volumes of gas drawn from the higher royalty area of western Oldenburg. Gas sales from western Oldenburg increased 35.63% to more than 85 Bcf. In addition, the percentage of western gas production to overall gas production increased from 35.9% in 1996 to 44.6% in 1997. Without considering differences in prices, the impact of the higher royalty rate from western Oldenburg is shown in the table on page 7 detailing royalty income by geographic area. Despite accounting for less than 45% of overall gas production, royalties from the sale of gas from western Oldenburg are more than six times higher than royalties from eastern Oldenburg.

          With Oldenburg gas sales accounting for over 97% of the Trust's 1997 royalties, non-gas or non-Oldenburg royalties have a very minor impact on the Trust. Royalties from sulfur, reflecting the continued exclusion of Mobil's 2% sulfur royalty obligation, amounted to only $137,555. Royalties from oil amounted to $108,725 and continued to decline, reflecting the increasingly uneconomical nature of oil production in Germany and the continuing capping of these uneconomical oil wells. Non-Oldenburg royalties amounted to only $123,054.

          Trust expenses for fiscal 1997 of $674,131 declined by 3.1% from the prior year. Slightly higher interest rates along with larger sums available for investment resulted in a 29% increase in interest income to $92,660.

          During fiscal 1997 and 1996 respectively, an additional 18 and 2,148 Trust units were issued and $558 and $64,932 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. In addition on April 17, 1996, pursuant to the settlement approved by the order of the Delaware Court of Chancery, the Trust issued 380,280 units to the Delaware State Escheator. The increase in the number of issued units resulted in a 4.57% dilution reducing subsequent per unit income by that percentage. Beyond the dilution from this and future issuances of units, the order will have no impact on the Trust's financial condition, result of operations or long or short term liquidity. The termination of liability for payment of arrears of dividends or distributions after the year 2005 as specified in the order of the Delaware Court of Chancery is expected to benefit the Trust's financial condition. See Note 3 to Financial Statements contained herein.

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

          In prior years, note was made of the steps taken by the operating companies to maintain current sales levels despite the increasing ratio of sour gas to sweet gas in the total product mix. These steps included improvements to the Grossenkneten plant as well as the construction of a pipeline to the NEAG desulfurization plant to utilize excess capacity at that plant. With the discovery of additional reserves outside Oldenburg, the owners of the NEAG desulfurization plant are currently utilizing that plant's entire capacity for non-Oldenburg gas. Therefore the recent increases to the capacity at Grossenkneten do not increase the total production capacity but instead permit that capacity to be maintained at the previous level of 750,000 cu. meters per hour.

          Over 95% of the Trust's current year royalties came from Oldenburg gas sales; royalties from oil sales were $157,000 and from sulfur sales were $187,000. During fiscal 1996 the Trust did not receive any royalties under the Mobil 2% sulfur royalty obligation because prices remained below the threshold level specified in the agreement. Despite reaching over $62 per metric ton recorded in the third quarter, sulfur prices ended the year below $40 per metric ton.

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

         During fiscal 1996 and 1995 respectively, an additional 2,148 and 1,086 Trust units were issued and $64,932 and $31,701 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. In addition on April 17, 1996, pursuant to the settlement approved by the order of the Delaware Court of Chancery, the Trust issued 380,280 units to the Delaware State Escheator. The increase in the number of issued units resulted in a 4.57% dilution reducing subsequent per unit income by that percentage. Beyond the dilution from this and future issuances of units, the order will have no impact on the Trust's financial condition, result of operations or long or short term liquidity. The termination of liability for payment of arrears of dividends or distributions after the year 2005 as specified in the order of the Delaware Court of Chancery is expected to benefit the Trust's financial condition. See Note 3 to Financial Statements contained herein.

Item 8.  Financial Statements and Supplementary Data
         --------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                ------------------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Public Accountants                          F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 1997 and 1996                  F-2

  Statements of Income and Expenses on a Cash Basis
    for the Years Ended October 31, 1997, 1996 and 1995           F-3

  Statements of Undistributed Earnings
    for the Years Ended October 31, 1997, 1996 and 1995           F-4

  Statements of Changes in Cash and Cash Equivalents
    for the Years Ended October 31, 1997, 1996 and 1995           F-5

  Notes to Financial Statements                                F-6 - F-9

Schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------




To North European Oil Royalty Trust:


We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 1997 and 1996 and the related statements of income and expenses on a cash basis, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 1997 and 1996, and its income and expenses, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 1997, all on the cash basis of accounting.

As discussed in Note 3, the Trust has a contingent liability relating to unclaimed units and distributions. No reserves are established or reflected in the financial statements for the possibility that funds would be required to satisfy such claims.

                                             /s/ Arthur Andersen LLP

Roseland, New Jersey
November 1, 1997
                                    F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 1997 AND 1996
                       -------------------------

                ASSETS                         1997          1996
                ------                     ------------  ------------

Current Assets --
  Cash and cash equivalents (Note 1)        $3,024,317    $2,477,515

Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $3,024,318    $2,477,516
                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Cash distributions payable
  to unit owners, paid
  November 1997 and 1996                    $2,956,786    $2,348,031

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings (Note 1)                 67,531       129,484
                                           ------------  ------------
                                            $3,024,318    $2,477,516
                                           ============  ============















              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-2


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
       ----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
         ---------------------------------------------------


                                  1997          1996          1995
                              ------------  ------------  ------------
German gas, sulfur and
  oil royalties
  received                    $13,651,678   $ 9,710,487   $12,477,788

Interest income                    92,660        71,834        76,569

Trust expenses                 (  674,131)   (  696,005)   (  612,682)
                              ------------  ------------  ------------
  Net income on
  a cash basis                $13,070,207   $ 9,086,316   $11,941,675
                              ============  ============  ============

Net income per unit
  on a cash basis                $1.50         $1.05         $1.43
                                =======       =======       =======

Cash distributions paid
  or to be paid:
  Dividends and
  distributions per
  unit paid or to be
  paid to former unlocated
  shareholders (Note 3)          $0.00         $0.01         $0.00

  Distributions per unit
  paid or to be paid to
  unit owners (Note 4)            1.51          1.04          1.43
                                -------       -------       -------
                                 $1.51         $1.05         $1.43
                                =======       =======       =======










               The accompanying notes to financial statements
                  are an integral part of these statements.

                                 F-3


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

             STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
             ---------------------------------------------
          FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
          ---------------------------------------------------


                                  1997          1996          1995
                              ------------  ------------  ------------
Balance,
  beginning of year           $   129,484   $    41,333   $    19,435

Net income on
  a cash basis                 13,070,207     9,086,316    11,941,675
                              ------------  ------------  ------------
                               13,199,691     9,127,649    11,961,110
                              ------------  ------------  ------------
Less:
  Dividends and
  distributions paid
  to former unlocated
  shareholders (Note 3)               558        64,178        30,781

  Current year
  distributions paid
  or to be paid to unit
  owners (Note 4)              13,131,602     8,933,987    11,888,996
                              ------------  ------------  ------------
                               13,132,160     8,998,165    11,919,777
                              ------------  ------------  ------------
Balance, end of year          $    67,531   $   129,484   $    41,333
                              ============  ============  ============

















               The accompanying notes to financial statements
                 are an integral part of these statements.

                                 F-4


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

      STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
      -----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
         ---------------------------------------------------


                                  1997          1996          1995
                              ------------  ------------  ------------
Sources of cash and
  cash equivalents:
  German gas, sulfur
  and oil
  royalties received          $13,651,678   $ 9,710,487   $12,477,788

  Interest income                  92,660        71,834        76,569
                              ------------  ------------  ------------
                               13,744,338     9,782,321    12,554,357
Uses of cash and
  cash equivalents:
  Payment of Trust
  expenses                        674,131       696,005       612,682
  Distributions and
  dividends paid
  (Note 3)                     12,523,405     9,560,028    10,838,721
                              ------------  ------------  ------------
                               13,197,536    10,256,033    11,451,403
                              ------------  ------------  ------------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year                 546,802    (  473,712)    1,102,954

Cash and cash
  equivalents,
  beginning of year             2,477,515     2,951,227     1,848,273
                              ------------  ------------  ------------
Cash and cash
  equivalents,
  end of year                 $ 3,024,317   $ 2,477,515   $ 2,951,227
                              ============  ============  ============








              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-5


                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 1997, 1996 AND 1995
                    -------------------------------


(1) Summary of significant
    accounting policies:
    ----------------------

      Basis of accounting -
      ---------------------

      The accounts of North European Oil Royalty Trust (the "Trust") are maintained on a cash basis of accounting with the exception of the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The
        Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.

      Producing gas and oil royalty rights -
      --------------------------------------

      The rights to certain gas and oil royalties in Germany were transferred to the Trust at their net book value by North European
        Oil Company (the "Company") (see Note 2). The net book value of the royalty rights has been reduced to one dollar ($1) in view of the fact that the remaining net book value of royalty rights is de minimis relative to annual royalties received and distributed by the Trust and does not bear any meaningful relationship to the fair value of such rights or the actual amount of proved producing reserves.

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



                                 F-6


      Net income per unit on the cash basis-
      --------------------------------------

      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of October 31, 1997, 1996 and 1995, there were 8,696,430, 8,696,412 and
        8,313,984 units of beneficial interest outstanding, respectively.

(2) Formation of the Trust:
    -----------------------

     The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:
    ---------------------

    The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European
      Oil Corporation (the "Corporation") and North European Oil
      Company. From the liquidation of the Company to October 31, 1996, 721,070 Trust units were issued in exchange for Corporate or Company shares and dividends of $353,992 and distributions of $4,226,593 were paid to former unlocated Corporation and Company shareholders. For the year ended October 31, 1997, 18 units were issued in exchanges and $0 in dividends and $558 in distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total, 760,560 units were subject to the settlement. Pursuant to the Court approved settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% will be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Under the terms of the Court approved settlement, any claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units subject to the settlement and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a proportionate basis. For the period until June 30, 2000, subsequent claims will be paid by the Escheator and the Trust on a 50:50 basis. For the period from July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to
                                       F-7



      the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged
      Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the November, 1997 distribution, the maximum liability of the Escheator is $5,727,559.

    Under the Trust Agreement as deemed amended by the February 26, 1996
      Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of October 31, 1997, there remained a total of 494,160 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,132 in dividends and $27,186,770 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.





























                                 F-8

(4) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the
      Trust for the years ended October 31, 1997 and 1996.

                              Fiscal 1997 by Quarter and Year
                 -------------------------------------------------------------
                   First      Second       Third       Fourth        Year
                 ----------  ----------  ----------  ----------  -------------
Royalties
  received       $3,832,201  $3,510,987  $3,170,930  $3,137,560   $13,651,678
Net income on
  a cash basis    3,578,007   3,400,600   3,070,926   3,020,674    13,070,207
Net income
  per unit on
  a cash basis          .41         .39         .35         .35          1.50
Current year cash
  distributions
  paid or
  to be paid      3,652,493   3,391,608   3,130,715   2,956,786    13,131,602
Current year cash
  distributions
  per unit              .42         .39         .36         .34          1.51



                              Fiscal 1996 by Quarter and Year
                 -------------------------------------------------------------
                   First       Second      Third       Fourth        Year
                 ----------  ----------  ----------  ----------  -------------
Royalties
  received       $2,688,592  $2,671,845  $1,796,511  $2,553,539   $ 9,710,487
Net income on
  a cash basis    2,466,261   2,507,064   1,674,327   2,438,664     9,086,316
Net income
  per unit on
  a cash basis          .30         .29         .19         .28          1.05
Current year cash
  distributions
  paid or
  to be paid      2,411,304   2,522,316   1,652,336   2,348,031     8,933,987
Current year cash
  distributions
  per unit              .29         .29         .19         .27          1.04









                                 F-9

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

          Inapplicable.


                                PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

          The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 13, 1998, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 for information concerning the executive officers of the Trust.

Item 11. Executive Compensation.
         -----------------------

          The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 13, 1998, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement dated January 13, 1998, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

          The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 13, 1998 as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

                                PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

         (a) The following is a list of the documents filed as part of this report:

           1.  Financial Statements

               Index to Financial Statements and Schedule for the Years Ended October 31, 1997, 1996 and 1995

               Report of Independent Public Accountants

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 1997 and 1996

               Statements of Income and Expenses on a Cash Basis for the Years Ended October 31, 1997, 1996 and 1995

               Statements of Undistributed Earnings for the Years
               Ended October 31, 1997, 1996 and 1995

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 1997, 1996 and 1995

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: January 13, 1998                  By:  /s/ John H. Van Kirk
                                         --------------------------
                                                  John H. Van Kirk,
                                                  Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 13, 1998                     /s/ John H. Van Kirk
                                            -----------------------------
                                                John H. Van Kirk, Trustee


Dated: January 13, 1998                     /s/ Robert P. Adelman
                                            ------------------------------
                                                Robert P. Adelman, Trustee


Dated: January 13, 1998                     /s/ Robert J. Castle
                                            ------------------------------
                                                Robert J. Castle, Trustee


Dated: January 13, 1998                     /s/ Samuel M. Eisenstat
                                            -------------------------------
                                                Samuel M Eisenstat, Trustee


Dated: January 13, 1998                    /s/ Willard B. Taylor
                                           --------------------------------
                                               Willard B. Taylor, Trustee

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

(22) There are no parents and no subsidiaries of the Trust.

(99.1)  Estimate of Remaining Proved Producing Reserves                31
          in the Northwest Basin of the Federal Republic of Germany as of October 1, 1997 and Calculation
          Of Cost Depletion Percentage for the 1997
          Calendar Year prepared by
          Ralph E. Davis Associates, Inc.

(99.2) Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery on
          Form 8-K, filed December 11, 1995.