Form 10-Q
period 1998-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1998-03-13
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 1998    or

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

Class                                     Outstanding at January 31, 1998
-----                                     -------------------------------
Units of Beneficial Interest                        8,696,430










                           ARTHUR ANDERSEN LLP



                        ACCOUNTANT'S REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of January 31, 1998 and the related statements of income and expenses on a cash basis for the three months ended January 31, 1998 and 1997, and the related statements of changes in cash and cash equivalents and undistributed earnings for the three months ended January 31, 1998 and 1997. These financial statements are the responsibility of the Trust's management.

The statement of assets, liabilities and trust corpus as of October 31, 1997 of the Trust was maintained on the cash basis rather than the accrual basis of accounting and was audited by us. Our report dated November 1, 1997 indicates the statement did not purport to present, and in our opinion did not present, financial position and results of operations in conformity with generally accepted accounting principles which require the use of the accrual basis of accounting. We have not performed any auditing procedures since that date.

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

                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
February 10, 1998



                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
             -----------------------------------------------------

                                               1998
1997                                                 ----------------
----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,788,273          $ 3,832,201
                                            -----------          -----------
Interest income                                  22,047               16,106
                                            -----------          -----------
Trust expenses                              (   144,990)         (   270,300)
                                            -----------          -----------
   Net income on a cash basis               $ 3,665,330          $ 3,578,007
                                            ===========          ===========

Net income per unit on a cash basis            $ .42                $ .41
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   Unit owners                                 $ .42                $ .42
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 1998 AND OCTOBER 31, 1997
                      -------------------------------------

                                                1998                1997
                                          ----------------
----------------
(unaudited)          (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,732,861          $ 3,024,317

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 3,732,862          $ 3,024,318

Current liabilities - - Cash distributions
payable to unit owners                      $ 3,652,501          $ 2,956,786

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           80,360               67,531
                                            -----------          -----------
                                            $ 3,732,862          $ 3,024,318

        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
              ----------------------------------------------------
                                                1998
1997                                                 ----------------
----------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $ 3,788,273          $ 3,832,201
   Interest income                               22,047               16,106
                                            -----------          -----------
                                              3,810,320            3,848,307
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    144,990              270,300
   Distributions and dividends paid
   (Note 3)                                   2,956,786            2,348,031
                                            -----------          -----------
                                              3,101,776            2,618,331
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period           708,544            1,229,976
Cash and cash equivalents,
   beginning of period                        3,024,317            2,477,515
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 3,732,861          $ 3,707,491
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
              ----------------------------------------------------

                                                1998                1997
                                          ----------------    ----------------
                                                       (unaudited)
Balance, beginning of period                $    67,531          $   129,484
Net income on a cash basis                    3,665,330            3,578,007
                                            -----------          -----------
                                              3,732,861            3,707,491
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)             0                    0
   Current year distributions paid or
   to be paid to unit owners (Note 3)         3,652,501            3,652,493
                                            -----------          -----------
                                              3,652,501            3,652,493
                                            -----------          -----------
Balance, end of period                      $    80,360          $    54,998
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

    Net income per unit
      on the cash basis -
    -------------------
          Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 1998 and 1997, there were 8,696,430 and 8,696,412 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------
          The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.



(3) Contingent liability:
    ---------------------

          The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1997, 721,088 Trust units were issued in exchange and dividends of $353,992 and distributions of $4,227,151 were paid to former unlocated Corporation and Company shareholders. For the three-month period ended
     January 31, 1998, there were no units issued in exchanges and no dividends or distributions were paid to former unlocated
     Corporation and Company shareholders.

          On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units, of which 760,560 were subject to the settlement, representing the unexchanged shares of the Trust's predecessor corporations. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus
     current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the February, 1998 distribution, the maximum liability of the Escheator will be $5,887,277.

          Under the Trust Agreement as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of January 31, 1998, there remained a total of 494,160 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,132 in dividends and $27,394,317 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.






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

          For the quarter ended January 31, 1998, gross royalty income declined 1.1% to $3,788,273 compared to the prior year's equivalent quarter. Net income, reflecting both the higher interest income and the lower level of Trust expenses, increased 2.4% to $3,665,330. Of all the factors affecting royalty income, only the exchange rate declined when compared to the prior year's period. For the three-month period, overall Oldenburg gas sales increased by 4.3% to 60,959 MMcf (million cubic feet) with gas sales from the higher royalty area of western Oldenburg increasing by 1.5% to 23,339 MMcf. Gas prices for Oldenburg (both overall and western) increased as well by 2.6% and 10.6% respectively. The average exchange rate applied to transfers from overall and western Oldenburg declined 10.2% and 12.3% to dollar equivalents of $0.5595 and $0.5664 respectively. Applying these average exchange rates we are able to convert the German gas prices, normally calculated in pfennigs per Kwh, to more familiar terms of $2.75 and $2.78 per Mcf for the respective areas of Oldenburg.

          The increase in interest income resulted from the greater amount of funds available for investment. Trust expenses declined by 46.4% from the prior year's period reflecting reduced Trust and legal and professional expenses.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 1998, compared to that at fiscal year end (October 31, 1997), shows an increase in assets due to higher royalty receipts during the quarter.

          As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for anticipated Trust expenses. As permitted by the Trust Agreement, no provision is made for the retention of reserve funds of any kind. If funds are required for payments to owners of units not previously presented for issuance or currently in litigation, quarterly distributions would be reduced to the extent required to provide funds for such payments.





















                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The Annual Meeting of Unit Owners was held February 11, 1998.

     (b) The following persons were re-elected Trustees of the Trust to serve until the 1999 Annual Meeting of Unit Owners:

          Robert P. Adelman (7,036,064 votes for; 26,939 withheld) Robert J. Castle (7,036,664 votes for; 26,339 withheld) Samuel M. Eisenstat (7,035,364 votes for; 27,639 withheld) Willard B. Taylor (7,036,664 votes for; 26,339 withheld) John H. Van Kirk (7,034,364 votes for; 28,639 withheld)

     (c) The designation of the firm of Arthur Andersen LLP as auditor for the Trust for 1998 fiscal year was ratified with the following vote totals:

          7,021,568 votes for; 10,593 votes against and 30,842 abstained.


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


Dated: March 12, 1998