Form 10-Q
period 1998-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1998-06-04
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 1998    or

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
Yes   X        No

          Class                                Outstanding at April 30, 1998
----------------------------                  -------------------------------
Units of Beneficial Interest                             8,696,430








                           ARTHUR ANDERSEN LLP

                        ACCOUNTANTS' REVIEW REPORT
                       ----------------------------

To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of April 30, 1998 and the related statements of income and expenses on a cash basis for the three- and six-month periods ended April 30, 1998 and 1997, and the related statements of changes in cash and cash equivalents and undistributed earnings for the six months ended April 30, 1998 and 1997. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         ------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
May 5, 1998





                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
          STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
             -----------------------------------------------------

                                               1998                  1997
                                           ------------         ------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,504,753          $ 3,510,987
                                            -----------          -----------
Interest income                                  25,180               25,246
                                            -----------          -----------
Trust expenses                              (   170,414)         (   135,633)
                                            -----------          -----------
   Net income on a cash basis               $ 3,359,519          $ 3,400,600
                                            ===========          ===========

Net income per unit on a cash basis            $ .39                $ .39
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .39                $ .39
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 1998 AND OCTOBER 31, 1997
                      -------------------------------------

                                               1998                  1997
                                           ------------         ------------
                                           (unaudited)            (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,439,880          $ 3,024,317

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 3,439,881          $ 3,024,318

Current liabilities - - Cash distributions
payable to unit owners                      $ 3,391,608          $ 2,956,786

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           48,272               67,531
                                            -----------          -----------
                                            $ 3,439,881          $ 3,024,318

        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
               --------------------------------------------------

                                               1998                  1997
                                           ------------         ------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 7,293,026          $ 7,343,188
                                            -----------          -----------
Interest income                                  47,227               41,352
                                            -----------          -----------
Trust expenses                              (   315,404)         (   405,933)
                                            -----------          -----------
     Net income on a cash basis             $ 7,024,849          $ 6,978,607
                                            ===========          ===========
Net income per unit on a cash basis             $.81                 $.80
                                                ====                 ====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                               $.81                 $.81
                                                ====                 ====































        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
              ----------------------------------------------------
                                               1998                  1997
                                           ------------         ------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $ 7,293,026          $ 7,343,188
   Interest income                               47,227               41,352
                                            -----------          -----------
                                              7,340,253            7,384,540
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    315,404              405,933
   Distributions and dividends paid
   (Note 3)                                   6,609,286            6,001,082
                                            -----------          -----------
                                              6,924,690            6,407,015
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period           415,563              977,525
Cash and cash equivalents,
   beginning of period                        3,024,317            2,477,515
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 3,439,880          $ 3,455,040
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
              ----------------------------------------------------

                                               1998                  1997
                                           ------------         ------------
                                                      (unaudited)
Balance, beginning of period                $    67,531          $   129,484
Net income on a cash basis                    7,024,849            6,978,607
                                            -----------          -----------
                                              7,092,380            7,108,380
                                            -----------          -----------
Less:
   Dividends and distributions paid to
    former unlocated shareholders (Note 3)            0                  558
   Current year distributions paid or
    to be paid to unit owners (Note 3)        7,044,108            7,044,101
                                            -----------          -----------
                                              7,044,108            7,044,659
                                            -----------          -----------
Balance, end of period                      $    48,272          $    63,432
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of both April 30, 1998 and 1997, there were 8,696,430 units of beneficial interest outstanding.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil Company. From the liquidation of the Company to October 31, 1997, 721,088 units were issued in exchanges and dividends of $353,992 and distributions of $4,227,151 were paid to former unlocated Corporation and Company shareholders. For the six-month period ended April 30, 1998 no units were issued in exchanges and $0 in dividends and $0 in distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the May, 1998 distribution, the maximum liability of the Escheator is $6,008,522.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of April 30, 1998, there remained a total of 494,160 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,132 in dividends and $27,587,039 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.
Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

          The Trust is a passive investment trust which holds overriding royalty rights and receives monthly royalties from the operating companies, subsidiaries of Mobil, Exxon and the Royal Dutch Group, based on their sales of gas, sulfur and oil. These royalties are paid in Deutsche marks and are converted into U.S. dollars at the time of their transfer. The Trust does not engage in any business activities and has no need of funds beyond the funds available from monthly royalties to cover operating expenses. Accordingly, neither liquidity nor capital resources are pertinent factors in its activities or operations. All percentage comparisons, except where otherwise noted, in the following discussion and analysis refer to the prior year's comparable period.

          Net income of the Trust for the second fiscal quarter ended
April 30, 1998 declined by 1.2% from $3,400,600 to $3,359,519. Despite this decline, the Trust was able to match last year's distribution of 39 cents per unit. Strong gas sales from the higher royalty area of western Oldenburg offset lower gas prices and a lower average Deutsche mark/dollar exchange rate.

        Overall Oldenburg gas sales, subject to a royalty rate of 0.6667%, were 56.1 billion cubic feet ("Bcf") during the quarter compared to 55.4 Bcf for the prior year, an increase of 1.2%. This level of gas sales at least partially reflects the impact of the warm winter weather experienced during the quarter.

          Gas sales from western Oldenburg, subject to an additional royalty rate of 4% for a combined total of 4.6667%, were 25.7 Bcf for the quarter just ended. This amount represents an 11.8% increase over last year's sales of 23 Bcf. While western gas sales accounted for only 45.7% of overall Oldenburg gas sales, due to the higher royalty in effect they provided 86% of all royalties received by the Trust in the quarter just ended. Based on information derived from the 1997 report on German gas production prepared by W.E.G., the German equivalent of the American Gas Institute, the two most productive gas fields for calendar 1997 were located in western Oldenburg. There are two other fields located in the eastern half of the Oldenburg concession that are also included among the top ten most productive gas fields in Germany.

          Overall Oldenburg gas prices were essentially unchanged compared to the prior year averaging 1.69 pfennigs per Kwh (Pf/Kwh) for the quarter. Gas prices under the higher royalty agreement in western Oldenburg declined by 3.8% to an average of 1.61 Pf/Kwh. When converted into more familiar terms using the respective average exchange rates, gas prices were equivalent to $2.62 and $2.54 per Mcf, under the lower and higher royalty agreements respectively.

          The Deutsche mark continued its decline falling 6.3% to an average equivalent value of $0.5515 as compared to last year's average value of $0.5887. Except for two brief respites, the average value of the Deutsche mark has declined for the last 10 quarters.

          Interest income was almost unchanged reflecting the slightly lower funds available for investment. Increased charges associated with the audit of the German operating companies as well as some differences in the normal timing in the payment of expenses combined to increase the Trust's expenses.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 1998, compared to that at fiscal year end
(October 31, 1997), shows an increase in assets due to higher royalty receipts during the quarter.

          For the six month fiscal period, net income of the Trust was $7,024,849, a slight increase from the net income of $6,978,607 for the
prior year's corresponding period.   Cumulative distributions for the six
month period of $0.81 per unit were equal to the distribution for the same period last year.

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



Dated: June 4, 1998