Form 10-Q
period 1998-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1998-09-10
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 1998    or

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

Class                                     Outstanding at July 31, 1998
-----                                     -------------------------------
Units of Beneficial Interest                        8,696,430










                           ARTHUR ANDERSEN LLP



                        ACCOUNTANT'S REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of July 31, 1998 and the related statements of income and expenses on a cash basis for the three months and nine months ended July 31, 1998 and 1997, and the related statements of changes in cash and cash equivalents and undistributed earnings for the nine months ended July 31, 1998 and 1997. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
August 7, 1998



                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997
             -------------------------------------------------

                                                1998                1997
                                          --------------      ---------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,750,200          $ 3,170,930
                                            -----------          -----------
Interest income                                  26,471               26,257
                                            -----------          -----------
Trust expenses                              (   118,540)         (   126,261)
                                            -----------          -----------
   Net income on a cash basis               $ 3,658,131          $ 3,070,926
                                            ===========          ===========

Net income per unit on a cash basis            $ .42                $ .35
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .42                $ .36
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 1998 AND OCTOBER 31, 1997
                      ----------------------------------

                                                1998               1997
                                           --------------      -------------
                                            (unaudited)          (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,706,403          $ 3,024,317

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 3,706,404          $ 3,024,318

Current liabilities - - Cash distributions
payable to unit owners                      $ 3,652,501          $ 2,956,786

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           53,902               67,531
                                            -----------          -----------
                                            $ 3,706,404          $ 3,024,318

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
               --------------------------------------------------

                                                1998               1997
                                          ---------------    ---------------
                                                      (unaudited)

German gas, oil and sulfur
   royalties received                       $11,043,226          $10,514,118
                                            -----------          -----------
Interest income                                  73,698               67,609
                                            -----------          -----------
Trust expenses                              (   433,944)         (   532,194)
                                            -----------          -----------
     Net income on a cash basis             $10,682,980          $10,049,533
                                            ===========          ===========
Net income per unit on a cash basis            $1.23                $1.15
                                               =====                ======
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                              $1.23                $1.17
                                               =====                ======






























   The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                ------------------------------------------------
                                                1998              1997
                                           ---------------  ---------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $11,043,226          $10,514,118
   Interest income                               73,698               67,609
                                            -----------          -----------
                                             11,116,924           10,581,727
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    433,944              532,194
   Distributions and dividends paid
   (Note 3)                                  10,000,894            9,392,690
                                            -----------          -----------
                                             10,434,838            9,924,884
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period           682,086              656,843
Cash and cash equivalents,
   beginning of period                        3,024,317            2,477,515
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 3,706,403          $ 3,134,358
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                ------------------------------------------------

                                                1998                1997
                                          ----------------   ---------------
                                                       (unaudited)
Balance, beginning of period                $    67,531          $   129,484
Net income on a cash basis                   10,682,980           10,049,533
                                            -----------          -----------
                                             10,750,511           10,179,017
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)             0                  558
   Current year distributions paid or
   to be paid to unit owners (Note 3)        10,696,609           10,174,816
                                            -----------          -----------
                                             10,696,609           10,175,374
                                            -----------          -----------
Balance, end of period                      $    53,902          $     3,643
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



                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

(1) Summary of significant
      accounting policies:
    ----------------------
    Basis of accounting -
    -------------------
      The accounts of North European Oil Royalty Trust (the "Trust") are maintained on a cash basis of accounting except for the accrual for distributions to be paid to certificate owners (those distributions approved by the Trustees for the Trust). The Trust's distributable incomes represent royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.

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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of both July 31, 1998 and 1997, there were 8,696,430 units of beneficial interest outstanding.


(2) Formation of the Trust:
    -----------------------
    The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.


(3) Contingent liability:
    ---------------------
    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") or of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1997, 721,088 units were issued in exchanges and dividends of $353,992 and distributions of $4,227,151 were paid to former unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 1998, there were no units issued in exchanges and $0 dividends and $0 in distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the August, 1998 distribution, the maximum liability of the Escheator will be $6,154,206.

    Under the Trust Agreement as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of July 31, 1998, there remained a total of 494,160 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,132 in dividends and $27,794,586 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.







Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------

     The Trust is a passive investment trust which holds overriding royalty rights and receives monthly royalties from the operating companies, subsidiaries of Mobil, Exxon and the Royal Dutch Group, based on their sales of gas, sulfur and oil. These royalties are paid in Deutsche marks and are converted into U.S. dollars at the time of their receipt. The Trust does not engage in any business activities and has no need of funds beyond the funds available from monthly royalties to cover operating expenses. Accordingly, neither liquidity nor capital resources are pertinent factors in its activities or operations. All percentage comparisons, except where otherwise noted, in the following discussion and analysis refer to the prior year's comparable period.

     Net income of the Trust for the third fiscal quarter ended July 31, 1998 increased by 19.1% from $3,070,926 to $3,658,131. A combination of uninterrupted operation of the Grossenkneten desulfurization plant and a significant increase in gas sales from the higher royalty area of western Oldenburg resulted in the increased royalties paid to the Trust and the subsequent distribution. For the nine month fiscal period ended July 31, 1998, net income of the Trust increased 6.3% from $10,049,533 to $10,682,980.

     For the quarter just ended overall Oldenburg gas sales, subject to a royalty rate of 0.6667%, increased by 21.8% from 38.1 billion cubic feet ("Bcf") to 46.5 Bcf. The bulk of this increase was concentrated in western Oldenburg, which is subject to an additional royalty rate of 4% for a combined total of 4.6667%. Gas sales from western Oldenburg increased by 30% from 19.6 Bcf to 25.4 Bcf. With production capacity at the Grossenkneten desulfurization plant unaffected by any maintenance during this quarter, the operating companies could take advantage of the additional sour gas reserves developed in western Oldenburg through the utilization of horizontal drilling. Having limited their withdrawals from the major sweet gas field of Hengslage in eastern Oldenburg to periods of greatest demand, we are seeing a growing percentage of gas originating from western Oldenburg. In the quarter just ended nearly 55% of all gas sold from the Oldenburg concession originated in western Oldenburg. Due to the combined royalty in effect in western Oldenburg, gas originating in western Oldenburg provided almost 90% of all royalties received by the Trust.

     Partially reflecting the lower prices of oil on the international market, overall Oldenburg gas prices declined 2.8% and averaged 1.90 pfennigs per Kwh (Pf/Kwh) for the quarter. Gas prices under the higher royalty agreement in western Oldenburg declined by 7.1% to an average of 1.80 Pf/Kwh. When converted into more familiar terms using the respective average exchange rates, gas prices were equivalent to $2.99 and $2.88 per Mcf, under the lower and higher royalty agreements respectively.

     The Deutsche mark continued its decline falling 2.3% to an average equivalent value of $0.5595 as compared to last year's average value of $0.5725. Both interest income and Trust expenses were relatively unchanged from the prior year's period.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 1998, compared to that at fiscal year end (October 31, 1997), shows an increase in assets due to higher royalty receipts during the quarter.

          The Trust distribution for the third quarter of fiscal 1998 is $0.42, an increase of 16.7% from last year's distribution of $0.36. Cumulative distributions for the nine month fiscal period are $1.23 compared to $1.17 for the prior year's period.

          As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for Trust expenses then anticipated. As permitted by the Trust Agreement, no provision is made for the retention of reserve funds of any kind. If funds were to be required for payments to owners for shares of the Trust's predecessor corporations not previously presented for exchange into Trust units, quarterly distributions would be reduced to the extent required to provide funds for such payments.













































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

Dated: September 10, 1998