Form 10-K
period 1998-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1999-01-13
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 1998  or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 30, 1998, 8,696,484 units of beneficial interest of the Registrant were outstanding, and the aggregate market value of outstanding units of beneficial interest of the Registrant, which may be voted, held by non-affiliates of the Registrant was approximately $115,957,968 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12 and 13 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement, dated January 7, 1999, for the annual meeting to be held on February 11, 1999.

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

     (b)  Financial Information about Industry Segments.
          ----------------------------------------------

          The Trust conducts no active business operations, and analysis by industry segments is accordingly not applicable to the Trust. To the extent that royalty income received by the Trust is attributable to sales of different products, to sales from different geographic areas or to sales by different operating companies the information is set forth in Item 2 of this Report and the Exhibit described in that Item 2.

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

     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
-------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 1998.


     (e) Executive Officers of the Trust.
         --------------------------------

          The affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under the Trust Agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day to day matters are handled by the Managing Director, John R. Van Kirk.
John H. Van Kirk, who is 74 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 46 years old, has held the position of Managing Director of the Trust since November 1990.
John R. Van Kirk is the son of John H. Van Kirk, the Managing Trustee.

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


Item 2.  Properties.
         -----------

          The properties of Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Oil A.G. ("Mobil"), the German operating subsidiary of Mobil Corp., or by Oldenburgische Erdol Gesellschaft ("OEG"). The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg, is the major source of royalty income for the Trust. Within this concession Mobil and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Corp. and the Royal Dutch Group, carry out all exploration, drilling, production and sales activities. We note that Exxon and Mobil have announced a proposed merger of their two companies. There is no information available on what impact, if any, such a merger might have on the Trust properties or royalty income.

          Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil of natural gas, casinghead gas, crude oil and condensate. The Trust also is entitled to receive from Mobil a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales by Mobil of sulfur at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received under this sulfur royalty during fiscal 1998.

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

          The following is a schedule of royalty income for the fiscal year ended October 31, 1998 by product, geographic area and operating company:

                               BY PRODUCT:
                               -----------

Product                                                  Royalty Income
-------                                                  --------------

Natural Gas                                              $   13,646,910
Sulfur                                                   $      148,689
Oil                                                      $       86,271


                           BY GEOGRAPHIC AREA:
                           -------------------

Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  12,035,987
Eastern Oldenburg                                        $   1,785,249
Non-Oldenburg Areas                                      $      60,634

                          BY OPERATING COMPANY:
                          ---------------------

Company                                                  Royalty Income
-------                                                  --------------

Mobil Oil A.G.                                           $  10,486,165
OEG                                                      $   3,395,669
Bayerische Mineral Industries A.G.                       $          36


          Exhibit 99.1 to this Report is a report dated December 18, 1998 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 1998, based on the limited information available, for the Oldenburg area in which the Trust now holds overriding royalty rights. That report, the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 1998 and Calculation of Cost Depletion Percentage for the 1998 Calendar Year, (the "Reserve and Depletion Report") was prepared by
Ralph E. Davis Associates, Inc., 3555 Timmons Lane, Suite 1105, Houston, Texas 77027 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ending September 30, 1998, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Reserve and Depletion Report for further details.

          In connection with the information in the Reserve and Depletion Report, note should be taken of the limited nature of the information available to the Trust. Pursuant to the arrangements under which the Trust holds royalty rights and due to the fact that the Trust is not considered an operating company within Germany, it has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised that publication of such information is not required under applicable law in Germany and that the royalty rights do not give rise to the right to require or compel production of such information. Past efforts to obtain such information have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. The limited nature of the information available to the Trust makes impossible the calculation of the following: proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas, total gross and net productive wells, availability of oil and gas from the present reserve, contract supply for one year or acreage concentration.

          The Trust has the authority to audit for certain limited purposes the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Davis Associates and the Trustees believe the use of the material available is appropriate and suitable for preparation of the estimates described in the Reserve and Depletion Report. Both the Trustees and Davis Associates believe this report and these estimates to be reasonable and appropriate but they would possibly vary from statistical projections which could be made if reservoir production information (of the kind normally available to domestic producing companies) were available. The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Reserve and Depletion Report.

          Attachment A of the Reserve and Depletion Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 1998 and a five year schedule of gas, sulfur and oil sales for the 12 months ended September 30, 1998, 1997, 1996, 1995 and 1994 computed from quarterly sales reports of operating companies received by the Trust during such periods.


Item 3.  Legal Proceedings.
         ------------------

          For relevant information see Note 3 to Financial Statements contained herein.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          Inapplicable.

                                PART II


Item 5.  Market for the Registrant Trust's Units of Beneficial Interest
         --------------------------------------------------------------
         and Related Unit Owner Matters.
         -------------------------------

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

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 1998 and 1997 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 1998


                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price       Unit
-------------                       ---------     ---------  ------------

January 31, 1998                     14.7500       16.5000       .42
April 30, 1998                       15.3750       17.1875       .39
July 31, 1998                        15.0000       16.1250       .42
October 31, 1998                     15.0000       16.6875       .31



                               FISCAL YEAR 1997


                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price       Unit
-------------                       ---------     ---------  ------------

January 31, 1997                     12.5000       14.2500       .42
April 30, 1997                       13.1250       14.3750       .39
July 31, 1997                        13.3750       14.7500       .36
October 31, 1997                     14.8125       17.5000       .34

          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Reserve and Depletion Report attached as Exhibit 99.1. This report has been prepared by Davis Associates using the limited information described under Item 2, Properties, to which reference is made. The Trustees believe that the calculations and assumptions used in this report are reasonable under the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 1998 is 9.039%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 1998 calendar year are included on a special removable page in the 1998 Annual Report under "Note to Unit Owners" and have been sent in a separate letter to all unit owners who were registered at any time during 1998 and who are no longer registered owners as of year end.

          The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor Corporation or Company, who have not yet exchanged those shares for Units, should surrender them for exchange. See Item 7 and Note 3 to the Financial Statements in
Item 8 of this Report.

          As of December 30, 1998, there were 1,755 Unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 608 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive Units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of the Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive Units upon presentation of those shares or other evidences of ownership thereof. See Note 3 to Financial Statements contained herein.

ITEM 6.  Selected Financial Data
         -----------------------

                   North European Oil Royalty Trust
                   --------------------------------
                 Selected Financial Data (Cash Basis)
                 ------------------------------------
                 For Five Years Ended October 31, 1998
                 -------------------------------------

                  1998         1997        1996        1995          1994
              -----------  -----------  ----------- -----------  -----------

German gas,
  sulfur
  and oil
  royalties
  received    $13,881,870  $13,651,678  $ 9,710,487  $12,477,788  $ 9,476,252
              ===========  ===========  ===========  ===========  ===========
Net Income on a
  cash basis  $13,397,013  $13,070,207  $ 9,086,316  $11,941,675  $ 8,777,422
              ===========  ===========  ===========  ===========  ===========
Net Income per unit
  on a cash
  basis (a)      $1.54        $1.50        $1.05        $1.43        $1.06
                 =====        =====        =====        =====        =====
Units of beneficial
  interest
  outstanding at end
  of year (a)  8,696,460    8,696,430    8,696,412     8,313,984   8,312,898

Cash distributions
  paid or to be
  paid:
  Dividends and
    distributions
    per unit paid
    to former
    unlocated
    shareholders  $0.00        $0.00        $0.01        $0.00       $0.05
  Distributions per
    unit paid or to
    be paid to
    unit owners   $1.54        $1.51        $1.04        $1.43       $1.01
                  -----        -----        -----        -----       -----
                  $1.54        $1.51        $1.05        $1.43       $1.06
                  =====        =====        =====        =====       =====
Total assets at
  end of year $ 2,765,902  $ 3,024,318  $ 2,477,516  $ 2,951,228  $1,848,274
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

          The Trust has conducted an internal review of its readiness for Year 2000 ("Y2K") computer compliance issues and has communicated with its principal business relationships concerning their respective Y2K computer readiness as well. Based on this review and the inquiries to third parties, management of the Trust believes that its level of readiness will be adequate in a timely manner and will not adversely impact on the continued ability of the Trust to manage its affairs.

          The Trust's internal technology system is limited to stand-alone personal computers. They have been examined with respect to hardware and software issues and are already compliant, at an estimated direct cost to the Trust of $3,000.

          Inquiries have also been made to the principal third parties with which the Trust's business is conducted. These include BEB and Mobil, the German operating companies; The Bank of New York and Deutsche Bank, the Trust's principal banks; and Registrar and Transfer Company, the Trust's transfer agent. All of these third party entities have confirmed that they have in place substantial management personnel devoted to the Y2K compliance requirements and have instituted comprehensive testing and remediation programs to complete necessary compliance efforts in a timely manner.

          The Trust has not made any direct inquiries to vendors to the operating companies or to other parties with important relationships with the operating companies and has relied on their compliance review programs for that purpose. These are reported to be in place to effect timely compliance in a manner which will avoid any disruption of the activities of the operating companies, but the Trust has no direct information concerning such other parties.

          To the extent that the Trust relies on statistical and other information and analysis from its consultant in Germany and its consulting organization, Davis Associates, the Trust has been advised that computer program and hardware review will be completed to assure Y2K compliance not later than the second half of 1999. No costs to the Trust are anticipated in connection with these matters.

Fiscal 1998 versus Fiscal 1997
------------------------------

          For fiscal 1998 the Trust's royalty income of $13,881,870 increased 1.68% over the amount for the prior year. This increase in royalty income, along with higher interest income and lower expenses, resulted in a 2.5% increase in net Trust income to $13,397,013. Increases in gas sales offset the effects both of lower gas prices and lower exchange rates throughout the year.

          Increases in overall gas sales and in gas sales from the higher royalty area of western Oldenburg more than offset the negative impact of lower gas prices and weaker exchange rates. Overall gas sales from the Oldenburg concession increased by 4.59% from 191.2 billion cubic feet ("Bcf") to 199.9 Bcf. Gas sales from western Oldenburg increased 12.2% from 85.3 Bcf to 95.7 Bcf. In the last three years, gas sales from western Oldenburg as a percentage of total Oldenburg gas sales have increased from 35.87% in 1996 to 44.61% in 1997 and 47.84% in 1998. Excluding the effects of differences in prices and applicable exchange rates, the impact of the higher royalty rate from western Oldenburg is shown in the table on page 7 which details royalty income by geographic area. While accounting for approximately 48% of overall gas sales, dollar royalties from the sale of gas from the higher royalty area of western Oldenburg are nearly seven times higher than royalties from eastern Oldenburg.

          The average yearly price for gas under both the higher and lower royalty agreements declined by 3.6% and 2.6% respectively to 1.6773 and
1.7486 Pfennigs per Kwh. Reflecting the continued pressure of lower oil prices on the international market, gas prices were lower or unchanged in all but the first quarter of fiscal 1998. When converted into more familiar terms using the year's average exchange rate, gas prices were $2.71 and $2.75 per Mcf under the higher and lower royalty agreements.

          With Oldenburg gas sales accounting for nearly 98% of the Trust's 1998 royalties, non-gas or non-Oldenburg royalties have a very minor and declining impact on the Trust's revenues. Royalties from sulfur, reflecting the continued exclusion of Mobil's 2% sulfur royalty obligation and the low worldwide sulfur prices, amounted to only $148,689. Royalties from oil amounted to $86,271 and continued to decline, reflecting the increasingly uneconomical nature of oil production in Germany and the continuing capping of these oil wells. Non-Oldenburg royalties amounted to only $60,634. The operating companies, responding to acknowledging the declining income from these areas, have suspended production in all non-Oldenburg areas other than Grosses Meer. These areas will be further evaluated by the operating companies to determine whether they warrant further investment and exploration.

          Trust expenses for fiscal 1998 of $586,830 declined 12.95% from the prior year reflecting reduced general Trust expenses. Interest income increased 10% to a total of $101,973 from the prior year reflecting larger sums available for investment from royalty revenues.

          During fiscal 1998 and 1997 respectively, an additional 30 and 18 Trust units were issued and $2,034 and $558 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. Management continues to believe that the number of such presentations will continue to be minimal in the coming years. In all events, after the year 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, no further liability for payment of dividends or distributions arrears will be required. See Note 3 to Financial Statements contained herein for further information.

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

Item 8.  Financial Statements and Supplementary Data
         --------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                ------------------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Public Accountants                          F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 1998 and 1997                  F-2

  Statements of Income and Expenses on a Cash Basis
    for the Years Ended October 31, 1998, 1997 and 1996           F-3

  Statements of Undistributed Earnings
    for the Years Ended October 31, 1998, 1997 and 1996           F-4

  Statements of Changes in Cash and Cash Equivalents
    for the Years Ended October 31, 1998, 1997 and 1996           F-5

  Notes to Financial Statements                                F-6 - F-9

Schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------




To North European Oil Royalty Trust:


We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 1998 and 1997 and the related statements of income and expenses on a cash basis, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 1998 and 1997, and its income and expenses, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 1998, all on the cash basis of accounting.

As discussed in Note 3, the Trust has a contingent liability relating to unclaimed units and distributions. No reserves are established or reflected in the financial statements for the possibility that funds would be required to satisfy such claims.

                                             /s/ Arthur Andersen LLP

Roseland, New Jersey
November 9, 1998
                                    F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 1998 AND 1997
                       -------------------------

                ASSETS                         1998          1997
                ------                     ------------  ------------

Current Assets --
  Cash and cash equivalents (Note 1)        $2,765,901    $3,024,317


Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $2,765,902    $3,024,318

                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Cash distributions payable
  to unit owners, paid
  November 1998 and 1997                    $2,695,903    $2,956,786


Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings (Note 1)                 69,998        67,531

                                           ------------  ------------
                                            $2,765,902    $3,024,318

                                           ============  ============











              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-2


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
       ----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
         ---------------------------------------------------


                                  1998          1997          1996
                              ------------  ------------  ------------
German gas, sulfur and
  oil royalties
  received                    $13,881,870   $13,651,678   $ 9,710,487

Interest income                   101,973        92,660        71,834

Trust expenses                 ( 586,830)   (  674,131)   (   696,005)
                              ------------  ------------  ------------
  Net income on
  a cash basis                $13,397,013   $13,070,207   $ 9,086,316
                              ============  ============  ============

Net income per unit
  on a cash basis                $1.54         $1.50         $1.05

                                =======       =======       =======

Cash distributions paid
  or to be paid:
  Dividends and
  distributions per
  unit paid or to be
  paid to former unlocated
  shareholders (Note 3)          $0.00         $0.00         $0.01


  Distributions per unit
  paid or to be paid to
  unit owners (Note 4)            1.54          1.51          1.04

                                -------       -------       -------
                                 $1.54         $1.51         $1.05

                                =======       =======       =======







               The accompanying notes to financial statements
                  are an integral part of these statements.

                                 F-3


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

             STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
             ---------------------------------------------
          FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
          ---------------------------------------------------


                                  1998          1997          1996
                              ------------  ------------  ------------
Balance,
  beginning of year           $    67,531   $   129,484   $    41,333

Net income on
  a cash basis                 13,397,013    13,070,207     9,086,316
                              ------------  ------------  ------------
                               13,464,544    13,199,691     9,127,649
                              ------------  ------------  ------------
Less:
  Dividends and
  distributions paid
  to former unlocated
  shareholders (Note 3)             1,961           558        64,178

  Current year
  distributions paid
  or to be paid to unit
  owners (Note 4)              13,392,585    13,131,602     8,933,987
                              ------------  ------------  ------------
                               13,394,546    13,132,160     8,998,165
                              ------------  ------------  ------------
Balance, end of year          $    69,998   $    67,531   $   129,484
                              ============  ============  ============

















               The accompanying notes to financial statements
                 are an integral part of these statements.

                                 F-4



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

      STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
      -----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
         ---------------------------------------------------


                                  1998          1997          1996
                              ------------  ------------  ------------
Sources of cash and
  cash equivalents:
  German gas, sulfur
  and oil
  royalties received          $13,881,870   $13,651,678   $ 9,710,487

  Interest income                 101,973        92,660        71,834
                              ------------  ------------  ------------
                               13,983,843    13,744,338     9,782,321
Uses of cash and
  cash equivalents:
  Payment of Trust
  expenses                        586,830       674,131       696,005

  Distributions and
  dividends paid
  (Note 3)                     13,655,429    12,523,405     9,560,028
                              ------------  ------------  ------------
                               14,242,259    13,197,536    10,256,033
                              ------------  ------------  ------------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year             (   258,416)      546,802   (   473,712)

Cash and cash
  equivalents,
  beginning of year             3,024,317     2,477,515     2,951,227
                              ------------  ------------  ------------
Cash and cash
  equivalents,
  end of year                 $ 2,765,901   $ 3,024,317   $ 2,477,515
                              ============  ============  ============








              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-5


                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 1998, 1997 AND 1996
                    -------------------------------


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



                                 F-6



      Net income per unit on the cash basis-
      --------------------------------------

      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of October 31, 1998, 1997 and 1996, there were 8,696,460, 8,696,430 and 8,696,412 units of beneficial interest outstanding, respectively.

(2) Formation of the Trust:
    -----------------------

    The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:
    ---------------------

    The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil
        Company. From the liquidation of the Company to October 31, 1997, 721,088 Trust units were issued in exchange for Corporate or Company shares and dividends of $353,992 and distributions of $4,227,151 were paid to former unlocated Corporation and Company shareholders. For the year ended October 31, 1998, 30 units were issued in exchanges and $36 in dividends and $1,998 in distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total, 760,560 units were subject to the settlement. Pursuant to the Court approved settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% will be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Under the terms of the settlement, any claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units subject to the settlement and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a proportionate basis. For the period until June 30, 2000, subsequent claims will be paid by the Escheator and the Trust on a 50:50 basis. For the period from July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent




                                 F-7



        liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the November, 1998 distribution, the maximum liability of the Escheator will be $6,260,708.

      Under the Trust Agreement as deemed amended by the February 26, 1996
        Order of the Delaware Court of Chancery, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of October 31, 1998, there remained a total of 494,130 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,096 in dividends and $27,945,769 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.




























                                 F-8



(4) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the years ended October 31, 1998 and 1997.

                              Fiscal 1998 by Quarter and Year
                -------------------------------------------------------------
                   First      Second       Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $3,788,273  $3,504,753  $3,750,200  $2,838,644   $13,881,870
Net income on
  a cash basis   3,665,330   3,359,519   3,658,131   2,714,033    13,397,013
Net income
  per unit on
  a cash basis      .42         .39         .42         .31          1.54
Current year cash
  distributions
  paid or
  to be paid     3,652,501   3,391,608   3,652,501   2,695,975    13,392,585
Current year cash
  distributions
  per unit          .42         .39         .42         .31          1.54



                              Fiscal 1997 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $3,832,201  $3,510,987  $3,170,930  $3,137,560   $13,651,678
Net income on
  a cash basis   3,578,007   3,400,600   3,070,926   3,020,674    13,070,207
Net income
  per unit on
  a cash basis      .41         .39         .35         .35          1.50
Current year cash
  distributions
  paid or
  to be paid     3,652,493   3,391,608   3,130,715   2,956,786    13,131,602
Current year cash
  distributions
  per unit          .42         .39         .36         .34          1.51









                                 F-9

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

          Inapplicable.


                                PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

          The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 7, 1999, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 for information concerning the executive officers of the Trust.

Item 11. Executive Compensation.
         -----------------------

          The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 7, 1999, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement dated January 7, 1999, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

          The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 7, 1999 as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

                                PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

         (a) The following is a list of the documents filed as part of this report:

           1.  Financial Statements

               Index to Financial Statements and Schedule for the Years Ended October 31, 1998, 1997 and 1996

               Report of Independent Public Accountants

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 1998 and 1997

               Statements of Income and Expenses on a Cash Basis for the Years Ended October 31, 1998, 1997 and 1996

               Statements of Undistributed Earnings for the Years Ended October 31, 1998, 1997 and 1996

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 1998, 1997 and 1996

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: January 7, 1999                  By:  /s/ John H. Van Kirk
                                             -------------------------
                                                 John H. Van Kirk,
                                                 Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 7, 1999                       /s/ John H. Van Kirk
                                            -----------------------------
                                                 John H. Van Kirk, Trustee


Dated: January 7, 1999                      /s/ Robert P. Adelman
                                            -----------------------------
                                                Robert P. Adelman, Trustee


Dated: January 7, 1999                      /s/ Robert J. Castle
                                            -----------------------------
                                                Robert J. Castle, Trustee


Dated: January 7, 1999                      /s/ Samuel M. Eisenstat
                                            ------------------------------
                                                Samuel M. Eisenstat, Trustee


Dated: January 7, 1999                      /s/ Willard B. Taylor
                                            ------------------------------
                                                Willard B. Taylor, Trustee

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
          in the Northwest Basin of the Federal Republic of Germany as of October 1, 1998 and Calculation
          Of Cost Depletion Percentage for the 1998
          Calendar Year prepared by
          Ralph E. Davis Associates, Inc.

(99.2) Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery on
          Form 8-K, filed December 11, 1995.