Form 10-Q
period 1999-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1999-03-10
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 1999    or

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

Class                                     Outstanding at January 31, 1999
-----                                     -------------------------------
Units of Beneficial Interest                        8,696,484











                           ARTHUR ANDERSEN LLP


                        ACCOUNTANT'S REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of January 31, 1999 and the related statements of income and expenses on a cash basis for the three months ended January 31, 1999 and 1998, and the related statements of changes in cash and cash equivalents and undistributed earnings for the three months January 31, 1999 and 1998. These financial statements are the responsibility of the Trust's management.

The statement of assets, liabilities and trust corpus as of October 31, 1998 of the Trust was maintained on the cash basis rather than the accrual basis of accounting and was audited by us. Our report dated November 9, 1998 indicates the statement did not purport to present, and in our opinion did not present, financial position and results of operations in conformity with generally accepted accounting principles which require the use of the accrual basis of accounting. We have not performed any auditing procedures since that date.

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

                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
February 9, 1999

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
             -----------------------------------------------------

                                                1999                1998
                                           --------------      -------------
                                                     (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,254,362         $ 3,788,273
                                            -----------         -----------
Interest income                                  20,258              22,047
                                            -----------         -----------
Trust expenses                              (   166,986)        (   144,990)
                                            -----------         -----------
   Net income on a cash basis               $ 3,107,634         $ 3,665,330
                                            ===========         ===========

Net income per unit on a cash basis            $ .36               $ .42
                                               ======              ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                 .00

   Distributions per unit to be paid to
   unit owners                                 $ .36               $ .42
                                               ======              ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 1999 AND OCTOBER 31, 1998
                      -------------------------------------

                                                1999                1998
                                           --------------      -------------
                                            (unaudited)          (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,178,649         $ 2,765,901

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                   1
                                            -----------         -----------
Total Assets                                $ 3,178,650         $ 2,765,902
                                            ===========         ===========
Current liabilities - - Cash distributions
payable to unit owners                      $ 3,130,734         $ 2,695,903

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                   1
Undistributed earnings                           47,915              69,998
                                            -----------         -----------
Total Liabilities and Trust Corpus          $ 3,178,650         $ 2,765,902
                                            ===========          ===========
    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
              ----------------------------------------------------
                                                1999                1998
                                           --------------      -------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 3,254,362         $ 3,788,273
   Interest income                               20,258              22,047
   Reimbursement for prior payment
   of past dividends and distributions            1,017                   0
                                            -----------         -----------
                                            $ 3,275,637         $ 3,810,320
                                            ===========         ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    166,986             144,990
   Distributions and dividends paid (Note 3)  2,695,903           2,956,786
                                            -----------         -----------
                                              2,862,889           3,101,776
                                            -----------         -----------
Net increase(decrease) in cash and
   cash equivalents during the period           412,748             708,544
Cash and cash equivalents,
   beginning of period                        2,765,901           3,024,317
                                            -----------         -----------
Cash and cash equivalents,
   end of period                            $ 3,178,649         $ 3,732,861
                                            ===========         ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
              ----------------------------------------------------

                                                1999                1998
                                           -------------       -------------
                                                      (unaudited)
Balance, beginning of period                $    69,998         $    67,531
Reimbursement for prior payment
   of past dividends and distributions            1,017                   0
Net income on a cash basis                    3,107,634           3,665,330
                                            -----------         -----------
                                              3,178,649           3,732,861
                                            -----------         -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)             0                   0
   Current year distributions paid or
   to be paid to unit owners (Note 3)         3,130,734           3,652,501
                                            -----------         -----------
                                              3,130,734           3,652,501
                                            -----------         -----------
Balance, end of period                      $    47,915         $    80,360
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


                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

(1) Summary of significant accounting policies:
    -------------------------------------------
    Basis of accounting -
    -------------------
      The accounts of North European Oil Royalty Trust (the "Trust") are maintained on a cash basis except for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable incomes represent royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.

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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 1999 and 1998, there were 8,696,484 and 8,696,430 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.


(3) Contingent liability:
    ---------------------
    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1998, 721,148 Trust units were issued in exchange for Corporate and Company shares and dividends of $354,028 and distributions of $4,229,149 were paid to former unlocated Corporation and Company shareholders. For the three-month period ended January 31, 1999, there were 24 units issued in exchanges but no dividends or distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units, of which 760,560 were subject to the settlement, representing the unexchanged shares of the Trust's predecessor corporations. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the February, 1999 distribution, the maximum liability of the Escheator will be $6,385,569.

    Under the Trust Agreement as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of January 31, 1999, there remained a total of 494,106 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,096 in dividends and $28,123,640 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.








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

     For the quarter ended January 31, 1999, gross royalty income declined 14.1% to $3,254,362 compared to the prior year's equivalent quarter. Net income, reflecting both the lower interest income and the higher level of Trust expenses, decreased 15.2% to $3,107,634. Of all the factors affecting royalty income, the decline in gas prices had the most significant impact on Trust royalties. Increases in both the average exchange rate and in gas sales for overall and western Oldenburg could only partially offset the impact of the drop in prices. Gas prices for Oldenburg (both overall and
western) declined by 18.8% and 19% respectively.   The average exchange rate
applied to transfers of royalties from Germany increased 4.6% from an average of $0.5642 for the first quarter of 1998 to $0.5904 for the quarter just ended. Applying this average exchange rate we are able to convert the German gas prices, normally calculated in pfennigs per Kwh, to more familiar terms of dollars per Mcf. For the first quarter of fiscal 1999 the average price for gas sold from the Oldenburg concession was $2.36 per Mcf. For the quarter, overall Oldenburg gas sales increased by 6% from 61 Billion cubic feet ("Bcf") to 64.6 Bcf while gas sales from the higher royalty area of western Oldenburg increased by 7.3% from 23.3 Bcf to 25 Bcf.

     Trust expenses increased by 15.2% from the prior year's period to $166,986. This increase resulted from additional audit work performed by the Trust's auditors in Germany. Interest income declined slightly to $20,258 reflecting the reduced funds available for investment.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 1999, compared to that at fiscal year end (October 31, 1998), shows an increase in assets due to higher royalty receipts during the quarter.

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

     The Trust's internal technology system is limited to stand-alone personal computers. They have been examined with respect to hardware and software issues and are already compliant, at a direct cost to the Trust of $3,000.

     Inquiries have also been made to the principal third parties with which the Trust's business is conducted. These include BEB and Mobil, the German operating companies and The Bank of New York and Deutsche Bank, the Trust's principal banks. These third party entities have confirmed that they have in place substantial management personnel devoted to the Y2K compliance requirements and have instituted comprehensive testing and remediation programs to complete necessary compliance efforts in a timely manner. Registrar and Transfer Company, the Trust's transfer agent, has confirmed that its systems are Y2K compliant.

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




                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The Annual Meeting of Unit Owners was held February 11, 1999.

     (b) The following persons were re-elected Trustees of the Trust to serve until the 2000 Annual Meeting of Unit Owners:

          Robert P. Adelman (7,109,551 votes for; 42,462 withheld) Robert J. Castle (7,109,951 votes for; 42,062 withheld) Samuel M. Eisenstat (7,109,211 votes for; 42,802 withheld) Willard B. Taylor (7,112,361 votes for; 39,652 withheld) John H. Van Kirk (7,112,085 votes for; 39,928 withheld)

     (c) The designation of the firm of Arthur Andersen & Co. as auditor for the Trust for 1999 fiscal year was ratified with the following vote totals:

          7,112,134 votes for; 12,695 votes against and 27,184 abstained.






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


Dated: March 10, 1999