Form 10-Q
period 1999-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1999-06-08
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 1999    or

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
Yes   X        No

          Class                                Outstanding at April 30, 1999
----------------------------                  -------------------------------
Units of Beneficial Interest                             8,696,496








                           ARTHUR ANDERSEN LLP

                        ACCOUNTANTS' REVIEW REPORT
                       ----------------------------

To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of April 30, 1999 and the related statements of income and expenses on a cash basis for the three and six months ended April 30, 1999 and 1998, and the related statements of changes in cash and cash equivalents and undistributed earnings for the six months ended April 30, 1999 and 1998. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         ------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
May 10, 1999





                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
          STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
             -----------------------------------------------------

                                               1999                  1998
                                           ------------         ------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 2,751,008          $ 3,504,753
                                            -----------          -----------
Interest income                                  17,237               25,180
                                            -----------          -----------
Trust expenses                              (   163,991)         (   170,414)
                                            -----------          -----------
   Net income on a cash basis               $ 2,604,254          $ 3,359,519
                                            ===========          ===========

Net income per unit on a cash basis            $ .30                $ .39
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .30                $ .39
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 1999 AND OCTOBER 31, 1998
                      -------------------------------------

                                               1999                  1998
                                           ------------         ------------
                                           (unaudited)            (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 2,650,962          $ 2,765,901

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 2,650,963          $ 2,765,902

Current liabilities - - Cash distributions
payable to unit owners                      $ 2,608,949          $ 2,695,903

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           42,013               69,998
                                            -----------          -----------
                                            $ 2,650,963          $ 2,765,902

        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
               --------------------------------------------------

                                               1999                  1998
                                           ------------         ------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 6,005,370          $ 7,293,026
                                            -----------          -----------
Interest income                                  37,495               47,227
                                            -----------          -----------
Trust expenses                              (   330,977)         (   315,404)
                                            -----------          -----------
     Net income on a cash basis             $ 5,711,888          $ 7,024,849
                                            ===========          ===========
Net income per unit on a cash basis             $.66                 $.81
                                                ====                 ====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                               $.66                 $.81
                                                ====                 ====































        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
              ----------------------------------------------------
                                               1999                  1998
                                           ------------         ------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $ 6,005,370          $ 7,293,026
   Interest income                               37,495               47,227
   Reimbursement for prior payment of
        past dividends and distributions          1,017                    0
                                            -----------          -----------
                                              6,043,882            7,340,253
                                            ===========          ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    330,977              315,404
   Distributions and dividends paid
   (Note 3)                                   5,827,844            6,609,286
                                            -----------          -----------
                                              6,158,821            6,924,690
                                            -----------          -----------
Net(decrease)increase in cash and
   cash equivalents during the period        ( 114,939)             415,563
Cash and cash equivalents,
   beginning of period                        2,765,901            3,024,317
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 2,650,962          $ 3,439,880
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
              ----------------------------------------------------

                                               1999                  1998
                                           ------------         ------------
                                                      (unaudited)
Balance, beginning of period                $    69,998          $    67,531
Reimbursement for prior payment of
   past dividends and distributions               1,017                    0
Net income on a cash basis                    5,711,888            7,024,849
                                            -----------          -----------
                                              5,782,903            7,092,380
                                            -----------          -----------
Less:
   Dividends and distributions paid to
    former unlocated shareholders (Note 3)        1,203                    0
   Current year distributions paid or
    to be paid to unit owners (Note 3)        5,739,687            7,044,108
                                            -----------          -----------
                                              5,740,890            7,044,108
                                            -----------          -----------
Balance, end of period                      $    42,013          $    48,272
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of April 30, 1999 and 1998, there were 8,696,496 and 8,696,430 units of beneficial interest outstanding respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust.
       From the liquidation of the Company to October 31, 1998, 721,148 units were issued in exchanges and dividends of $354,028 and distributions of $4,229,149 were paid to former unlocated Corporation and Company shareholders. For the six-month period ended April 30, 1999 12 units were issued in exchanges and $0 in dividends and $1,207 in distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized But unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the May, 1999 distribution, the maximum liability of the Escheator is $6,489,620.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of April 30, 1999, there remained a total of 494,094 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,250 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,096 in dividends and $28,270,661 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.







Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

          The Trust is a passive investment trust which holds overriding royalty rights and receives monthly royalties from the operating companies, subsidiaries of Mobil, Exxon and the Royal Dutch Group, based on their sales of gas, sulfur and oil. These royalties are initially paid in Deutsche marks, which are subsequently converted into euros at a fixed rate. Just prior to their transfer, the royalties, now denominated in euros, are converted into U.S. dollars at the agreed upon euro/dollar exchange rate.
The Trust does not engage in any business activities and has no need of funds beyond the funds available from monthly royalties to cover operating expenses. Accordingly, neither liquidity nor capital resources are pertinent factors in its activities or operations. All percentage comparisons, except where otherwise noted, in the following discussion and analysis refer to the prior year's comparable period.

          Net income of the Trust for the second fiscal quarter ended
April 30, 1999 declined by 22.5% from $3,359,519 to $2,604,254.  This level of income permitted a distribution of 30 cents per unit outstanding compared to 39 cents last year. Despite an overall increase in gas sales, the impact of lower gas prices was much more significant and more than offset the higher sales levels. The exchange rate was essentially unchanged and had no appreciable effect on the Trust's royalties. For the first six months of fiscal 1999, net income declined 18.7% from $7,024,849 to $5,711,888. The total distributions for the first six months of fiscal 1999 were 66 cents compared to 81 cents for fiscal 1998.

          For the quarter just ended, overall Oldenburg gas sales, subject to a royalty rate of 0.6667%, were 63.5 billion cubic feet ("Bcf") compared to
56.1 Bcf, an increase of 13.1%. The increase in gas sales was concentrated in the eastern half of Oldenburg and was made possible through the completion of the installation of field compressors in the sweet gas field of Hengstlage.
For the six month period, overall Oldenburg gas sales increased 9.4% from
117.1 Bcf to 128.1 Bcf.

          Gas sales from western Oldenburg, subject to an additional royalty rate of 4% for a combined total of 4.6667%, were 24.9 Bcf for the quarter just ended. This amount represents a 3.1% decrease over last year's sales of
25.7 Bcf. The impact on Trust royalties of a decline in gas sales from western Oldenburg is magnified by the application of the royalty rate that is approximately seven times higher than the royalty in eastern Oldenburg. For the six month period, gas sales from western Oldenburg increased 1.9% from 49 Bcf to 50 Bcf.

          Although the Trust itself does not have access to the specific sales contracts under which the Oldenburg gas is sold, these contracts are reviewed periodically by our auditors. They have informed the Trust that these contracts contain pricing mechanisms which use a number of factors with varying time delays to price the gas being sold. For the Trust there are two elements of these contracts that are very significant. The first element is the utilization of the price of light heating oil in Germany as the primary pricing factor in many of these contracts. The price of light heating oil is in turn affected by the price of oil on the international market. The second element is a six to nine month delay before changes in pricing factors are translated into changes in the price of gas.


          For the second quarter of fiscal 1999, the negative impact on Trust royalties caused by the decline in Oldenburg gas prices far outweighed the impact of all other factors. Overall Oldenburg gas prices, under the lower royalty agreement, declined 23.7% to an average of 1.29 pfennigs per Kwh (Pf/Kwh) for the quarter. Gas prices under the higher royalty agreement in western Oldenburg declined by 21.7% to an average of 1.26 Pf/Kwh. When converted into more familiar terms using the average exchange erage gas price was equal to $2.00 per Mcf.

          Interest income was lower reflecting the decreased funds available for investment. Trust expenses declined due to the absence of audit costs associated with the Trust's biannual audits of the operating companies in Germany and lower Trustees' fees due to lower Trust royalty income.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 1999, compared to that at fiscal year end
(October 31, 1998), shows a decline in assets due to lower royalty receipts during the quarter.

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

          Inquiries have also been made to the principal third parties with which the Trust's business is conducted. These include BEB and Mobil, the German operating companies; The Bank of New York and Deutsche Bank, the Trust's principal banks and Registrar and Transfer Co., the Trust's transfer agent. These third party entities have confirmed that they have in place substantial management personnel devoted to the Y2K compliance requirements and have instituted comprehensive testing and remediation programs to
complete necessary compliance efforts in a timely manner.   Both BEB and
The Bank of New York have confirmed that their mission critical systems are Y2K compliant and that they anticipate the completion of the remediation and testing of the remaining systems in the near future. Mobil has estimated that, as of March 31, 1999, it has completed 95% of the implementation of Y2K compliant major information technology ("IT") systems and 92% of non-IT systems. As of April 30, 1999 the Deutsche Bank has updated 96% of its IT
systems with 72% confirmed through testing.   Registrar and Transfer Company
has confirmed that its systems are Y2K compliant.

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

          To the extent that the Trust relies on statistical and other information and analysis from its consultant in Germany and its consulting organization, Davis Associates, the Trust has been advised that computer software and hardware review and remediation has been completed to assure Y2K compliance. No costs to the Trust are anticipated in connection with these matters.

















































                       PART II - OTHER INFORMATION
                       ---------------------------


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



Dated: June 8, 1999