Form 10-Q
period 1999-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 1999-09-09
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 1999    or

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

Class                                     Outstanding at July 31, 1999
-----                                     -------------------------------
Units of Beneficial Interest                        8,696,616











                           ARTHUR ANDERSEN LLP



                        ACCOUNTANT'S REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of July 31, 1999 and the related statements of income and expenses on a cash basis for the three months and nine months ended July 31, 1999 and 1998, and the related statements of changes in cash and cash equivalents and undistributed earnings for the three and nine months ended July 31, 1999 and 1998. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
August 11, 1999




                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
             -------------------------------------------------

                                                1999                1998
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 2,318,688          $ 3,750,200
                                            -----------          -----------
Interest income                                  17,719               26,471
                                            -----------          -----------
Trust expenses                              (   115,018)         (   118,540)
                                            -----------          -----------
   Net income on a cash basis               $ 2,221,389          $ 3,658,131
                                            ===========          ===========

Net income per unit on a cash basis            $ .25                $ .42
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .25                $ .42
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 1999 AND OCTOBER 31, 1998
                      ----------------------------------

                                                1999                1998
                                         -----------------   -----------------
                                            (unaudited)          (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 2,259,216          $ 2,765,901

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 2,259,217          $ 2,765,902

Current liabilities - - Cash distributions
payable to unit owners                      $ 2,174,154          $ 2,695,903

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           85,062               69,998
                                            -----------          -----------
                                            $ 2,259,217          $ 2,765,902

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
               --------------------------------------------------

                                                1999                1998
                                         -----------------   -----------------
                                                      (unaudited)

German gas, oil and sulfur
   royalties received                       $ 8,324,058          $11,043,226
                                            -----------          -----------
Interest income                                  55,214               73,698
                                            -----------          -----------
Trust expenses                              (   445,995)         (   433,944)
                                            -----------          -----------
     Net income on a cash basis             $ 7,933,277          $10,682,980
                                            ===========          ===========
Net income per unit on a cash basis            $0.91                $1.23
                                               =====                ======
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                              $0.91                $1.23
                                               =====                ======






























   The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                ------------------------------------------------
                                                1999                1998
                                         -----------------   -----------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $ 8,324,058          $11,043,226
   Interest income                               55,214               73,698
   Reimbursement for prior payment
        of past dividends and distributions       1,017                    0
                                            -----------          -----------
                                              8,380,289           11,116,924
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    445,995              433,944
   Distributions and dividends paid
   (Note 3)                                   8,440,979           10,000,894
                                            -----------          -----------
                                              8,886,974           10,434,838
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period        (  506,685)             682,086
Cash and cash equivalents,
   beginning of period                        2,765,901            3,024,317
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 2,259,216          $ 3,706,403
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                ------------------------------------------------

                                                1999                1998
                                         -----------------   -----------------
                                                      (unaudited)
Balance, beginning of period                $    69,998          $    67,531
Reimbursement for prior payment
    of past dividends and distributions           1,017                    0
Net income on a cash basis                    7,933,277           10,682,980
                                            -----------          -----------
                                              8,004,292           10,750,511
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)         5,309                    0
   Current year distributions paid or
   to be paid to unit owners (Note 3)         7,913,921           10,696,609
                                            -----------          -----------
                                              7,919,230           10,696,609
                                            -----------          -----------
Balance, end of period                      $    85,062          $    53,902
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


                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

(1) Summary of significant
      accounting policies:
    ----------------------
    Basis of accounting -
    -------------------
      The accounts of North European Oil Royalty Trust (the "Trust") are maintained on a cash basis of accounting except for the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.

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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of July 31, 1999 and 1998, there were 8,696,616 and 8,696,430 units of beneficial interest outstanding respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.


(3) Contingent liability:
    ---------------------
    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") or of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1998, 721,148 units were issued in exchange for Corporate and Company shares and dividends of $354,028 and distributions of $4,229,149 were paid to former unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 1999, there were 156 units issued in exchanges and $73 dividends and $5,320 in distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the August, 1999 distribution, the maximum liability of the Escheator will be $6,576,330.

    Under the Trust Agreement as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of July 31, 1999, there remained a total of 493,974 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,250 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $28,390,041 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.




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

     For the nine month fiscal period ended July 31, 1999, net income of the Trust decreased 25.7% from $10,682,980 to $7,933,277. Net income of the Trust for the third fiscal quarter ended July 31, 1999 decreased by 39.3% from $3,658,131 to $2,318,688. A combination of lower gas prices, a weak Euro and lower gas sales from the higher royalty area of western Oldenburg resulted in the reduced royalties paid to the Trust and the subsequent distribution.

     Of these three negative factors the most significant was lower gas prices. In the Oldenburg concession the Trust has an overriding royalty of 0.6667% covering gas sales throughout the concession. Under this royalty gas prices declined 33.6% to an average of 1.2610 Pfennigs per Kwh ("Pf/Kwh"). In the area of western Oldenburg, where the Trust has a second overriding royalty of 4%, average gas prices for the quarter just ended declined 26.5% to 1.3227 Pf/Kwh. Converting these prices into more familiar terms based on the applicable exchange rates yields prices of $1.88 and $2.02 for the lower and higher royalty areas respectively.

     The Euro continued to remain under pressure reaching its all time low of $1.0148 late in the quarter. Since that point the Euro has recovered somewhat and this recovery has continued into the Trust's fourth fiscal quarter. The average value for the Euro for the quarter just ended was $1.0456, a decline of 4.5% from last year's equivalent exchange rate.

     While overall gas sales increased 5.1% to 48.8 Billion cubic feet ("Bcf"), gas sales from western Oldenburg declined 11% to 22.6 Bcf. Western Oldenburg gas sales accounted for 46.4% of total sales as compared to 54.8% in the prior year. This decline is significant because the combined royalty in effect in western Oldenburg yields a royalty payment approximately seven times higher on an equivalent amount of gas sold in eastern Oldenburg.

     Interest income was lower due to reduced funds available for investment. Trust expenses were down slightly from the prior year's period primarily due to lower Trustees' fees.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 1999, compared to that at fiscal year end (October 31, 1998), shows a decrease in assets due to lower royalty receipts during the quarter.

     The Trust distribution for the third quarter of fiscal 1999 is $0.25, a decrease of 40.5% from last year's distribution of $0.42. Cumulative distributions for the nine month fiscal period are $0.91 compared to $1.23 for the prior year's period.

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

     Inquiries have also been made to the principal third parties with which the Trust's business is conducted. These include BEB and Mobil, the German operating companies; The Bank of New York and Deutsche Bank, the Trust's principal banks and Registrar and Transfer Co., the Trust's transfer agent. These third party entities have confirmed that they have in place substantial management personnel devoted to the Y2K compliance requirements and have instituted comprehensive testing and remediation programs to
complete necessary compliance efforts in a timely manner.   BEB, Mobil and
The Bank of New York have confirmed that their mission critical systems are Y2K compliant and that they anticipate the completion of the remediation and testing of the remaining systems in the near future. As of June 30, 1999 the Deutsche Bank has updated 100% of its IT systems with 94% confirmed
through testing.   Registrar and Transfer Company has confirmed that its
systems are Y2K compliant.

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

Dated: September 8, 1999