Form 10-K
period 1999-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2000-01-12
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 1999  or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 30, 1999, 8,696,676 units of beneficial interest of the Registrant were outstanding, and the aggregate market value of outstanding units of beneficial interest of the Registrant, which may be voted, held by non-affiliates of the Registrant was approximately $124,920,803 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12 and 13 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement, dated January 7, 2000, for the annual meeting to be held on February 9, 2000.

                                PART I


Item 1.  Business.
         ---------

     (a)  General Development of Business.
          --------------------------------

          Registrant (the "Trust") is a trust which, on behalf of the owners of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group. Under these contracts, the
Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur. See Item 2 for descriptions of certain of these contracts.

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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. The royalties are paid in Deutsche marks, automatically converted into Euro currency at the treaty mandated rate and then converted into U.S. dollars at the rate in effect on the date of transfer. The Trust does not engage in hedge or similar transactions and the fluctuations in the conversion rate impact its financial results. The Trust has not experienced any difficulty in effecting the conversion into U.S. dollars. After 2002, all payments in Germany will be denomiated only in the Euro currency, but no impact beyond the continued impact of the conversion rate fluctuation is anticipated.

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

     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
-------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 there is a schedule
(by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 1999.


     (e) Executive Officers of the Trust.
         --------------------------------

          The affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under the Trust Agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day to day matters are handled by the Managing Director, John R. Van Kirk.
John H. Van Kirk, who is 75 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 47 years old, has held the position of Managing Director of the Trust since November 1990.
John R. Van Kirk is the son of John H. Van Kirk, the Managing Trustee.

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


Item 2.  Properties.
         -----------

          The properties of Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), the German operating subsidiary of Exxon Mobil Corp., or by Oldenburgische Erdol Gesellschaft ("OEG"). The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg, is the major source of royalty income for the Trust. Within this concession Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Mobil Corp. and the Royal Dutch Group, carry out all exploration, drilling, production and sales activities. We note that the Exxon/Mobil merger has been completed before the end of 1999. There is no information available on what impact, if any, the merger might have on the Trust properties or royalty income.

          Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate. The Trust also is entitled to receive from Mobil Erdgas a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales by Mobil Erdgas of sulfur at a selling price above an agreed upon base price.
This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received under this sulfur royalty during fiscal 1999.

          Under another series of rights covering the entire Oldenburg concession and pursuant to an agreement with OEG (the "OEG Agreement"), the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less 50% of an escalating cost base.
This cost base is recomputed annually based on indices reflecting changes in certain prices within Germany. Under the agreement previously reached with OEG, the computation system will be changed in 2002, at which time 50% of the field handling, treatment and transportation costs as reported for state royalty purposes will be deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. Management of the Trust does not believe that this change will materially change the amount of the Trust's royalty receipts, but there can be no assurance that this will be the case until the calculations are actually applied.

          The Trust also holds through Mobil Erdgas a 2% royalty interest in oil and gas sales from acreage in Bavaria, and a 0.2117% royalty under the net interest of the Bayerische Mineral Industries A.G. ("BMI"), a subsidiary of Mobil Erdgas, in concessions in Bavaria. The net interest of BMI ranges from 16-1/2 to 100% of the sales, depending on geographic region or area.
Due to the absence of royalty income under this agreement, reserves from this area in Bavaria are not included in reserve calculations for this report year. While both Mobil Erdgas and BMI have suspended production in their concessions in Bavaria, the concessions remain open. They are considering possible wildcat drilling or other methods to increase production.

          In addition to the areas of Oldenburg and Bavaria, the Trust also holds overriding royalties on 21 leases in other areas of northwest Germany ranging in size from 185 to 25,000 acres and totaling 73,214 acres. The rates of overriding royalties vary from 1.83% to 6.75%. At the present time all but one of these 21 leases are non-producing. Due to the low level of income and the intermittent gas production from the single producing lease, reserves from this lease are not included in reserve calculations for this report year.

          The following is a schedule of royalty income for the fiscal year ended October 31, 1999 by product, geographic area and operating company:

                               BY PRODUCT:
                               -----------

Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   10,527,157
Sulfur                                                   $      102,109
Oil                                                      $       38,212


                           BY GEOGRAPHIC AREA:
                           -------------------

Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $   9,195,784
Eastern Oldenburg                                        $   1,436,826
Non-Oldenburg Areas                                      $      34,868


                          BY OPERATING COMPANY:
                          ---------------------

Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas-Erdol GmbH                                  $   8,163,487
OEG                                                      $   2,503,991
Bayerische Mineral Industries A.G.                       $           0

          Exhibit 99.1 to this Report is a report dated December 17, 1999 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 1999, based on the limited information available, for the Oldenburg area in which the Trust now holds overriding royalty rights. That report, the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 1999 and Calculation of Cost Depletion Percentage for the 1999 Calendar Year, (the "Reserve and Depletion Report") was prepared by
Ralph E. Davis Associates, Inc., 3555 Timmons Lane, Suite 1105, Houston,
Texas 77027 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ending September 30, 1999, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Reserve and Depletion Report contained herein for further details.

          In connection with the information in the Reserve and Depletion Report, note should be taken of the limited nature of the information available to the Trust. Pursuant to the arrangements under which the Trust holds royalty rights and due to the fact that the Trust is not considered an operating company within Germany, it has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised that publication of such information is not required under applicable law in Germany and that the royalty rights do not give rise to the right to require or compel production of such information. Past efforts to obtain such information have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. The limited nature of the information available to the Trust makes it impossible to calculate the following: proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas, total gross and net productive wells, availability of oil and gas from the present reserve, contract supply for one year or acreage concentration.

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

          Attachment A of the Reserve and Depletion Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 1999 and a five year schedule of gas, sulfur and oil sales for the 12 months ended September 30, 1999, 1998, 1997, 1996 and 1995 computed from quarterly sales reports of operating companies received by the Trust during such periods.


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

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 1999 and 1998 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 1999


                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price       Unit
-------------                       ---------     ---------  ------------

January 31, 1999                     12.7500       16.1875       .36
April 30, 1999                       13.1250       14.3750       .30
July 31, 1999                        13.0000       14.4375       .25
October 31, 1999                     13.5000       16.0000       .26



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

          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Reserve and Depletion Report attached as Exhibit 99.1. This report has been prepared by Davis Associates using the limited information described under Item 2, Properties, to which reference is made. The Trustees believe that the calculations and assumptions used in this report are reasonable under the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 1999 is 9.683%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 1999 calendar year are included on a special removable page in the 1999 Annual Report under "Note to Unit Owners" and have been sent in a separate letter to all unit owners who were registered at any time during 1999 and who are no longer registered owners as of year end.

          The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor Corporation or Company, who have not yet exchanged those shares for Units, should surrender them for exchange. See Item 7 and Note 3 to the Financial Statements in
Item 8 of this Report.

          As of December 30, 1999, there were 1,663 Unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 604 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive Units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of the Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive Units upon presentation of those shares or other evidences of ownership thereof. See Note 3 to Financial Statements contained herein.

ITEM 6.  Selected Financial Data
         -----------------------

                   North European Oil Royalty Trust
                   --------------------------------
                 Selected Financial Data (Cash Basis)
                 ------------------------------------
                 For Five Years Ended October 31, 1999
                 -------------------------------------

                  1999         1998        1997        1996          1995
              -----------  -----------  ----------- -----------  -----------
German gas, oil
  and sulfur
  royalties
  received    $10,667,478  $13,881,870  $13,651,678  $ 9,710,487  $12,477,788
              ===========  ===========  ===========  ===========  ===========
Net Income on a
  cash basis  $10,168,423  $13,397,013  $13,070,207  $ 9,086,316  $11,941,675
              ===========  ===========  ===========  ===========  ===========
Net Income per unit
  on a cash
  basis (a)      $1.17        $1.54        $1.50        $1.05        $1.43
                 =====        =====        =====        =====        =====
Units of beneficial
  interest
  outstanding at end
  of year (a)  8,696,646    8,696,460    8,696,430     8,696,412   8,313,984

Cash distributions
  paid or to be
  paid:
  Dividends and
    distributions
    per unit paid
    to former
    unlocated
    shareholders  $0.00        $0.00        $0.00        $0.01       $0.00
  Distributions per
    unit paid or to
    be paid to
    unit owners   $1.17        $1.54        $1.51        $1.04       $1.43
                  -----        -----        -----        -----       -----
                  $1.17        $1.54        $1.51        $1.05       $1.43
                  =====        =====        =====        =====       =====
Total assets at
  end of year $ 2,319,173  $ 2,765,902  $ 3,024,318  $ 2,477,516  $2,951,228
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

          The relatively small amounts required for administrative expenses of the Trust limit the possible effect of inflation on its financial prospects. Continued price inflation would be reflected in sales prices, which, with sales volumes, form the basis on which the royalties paid to the Trust are computed. In addition, fluctuations in the euro/dollar exchange rate have an impact on domestic energy prices within Germany and on the amount of dollars received upon conversion. The impact of inflation or deflation on energy prices in Germany is delayed by the use in certain long-term gas sales contracts of a deferred "trailing average" related to light fuel oil prices.

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

          Inquiries have also been made to the principal third parties with which the Trust's business is conducted. These include BEB and Mobil Erdgas, the German operating companies; The Bank of New York and Deutsche Bank, the Trust's principal banks; and Registrar and Transfer Co., the Trust's transfer agent. All of these third party entities have confirmed that they have in place substantial management personnel devoted to the Y2K compliance requirements, have conducted comprehensive testing and remediation programs in their efforts to achieve Y2K compliance in a timely manner and have established contingency plans to address possible unforeseen problems. All third party entities have confirmed that to the best of their knowledge and belief their systems are Y2K compliant and that, while they anticipate no significant disruptions, they make no express or implied warranties or representations with regard to the Y2K compliance of their systems.

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

          To the extent that the Trust relies on statistical and other information and analysis from its consultant in Germany and its consulting organization, Davis Associates, the Trust has been advised that computer program and hardware review have been completed and that these systems are Y2K compliant. No costs to the Trust are anticipated in connection with these matters.

          Through the date of the filing of this report, no material problems were noted in connection with computer operated processes relating to production over which the Trust holds its overriding royalty interest.

Fiscal 1999 versus Fiscal 1998
------------------------------

          For fiscal 1999 the Trust's royalty income declined 23.2% to $10,667,478. The impact of significantly lower gas prices and a slightly lower average exchange rate caused the lower royalty income. The decline in royalty income occurred despite the increase in overall gas sales.

          Reacting to the low oil prices in effect on the international market during the prior year, gas prices under both the higher and lower rate royalty agreements were lower in each quarter of fiscal 1999 when matched against the
                                 - 15 -


corresponding quarter in fiscal 1998. In the higher and lower royalty areas gas prices declined by 20.6% and 23.8% respectively. This decline accounted for the bulk of the decline in royalties. The average exchange rate for all royalties transferred to the United States from Germany declined 1.2% from the prior year. For the year the average value of the Euro was $1.0875.
When we use the average exchange rates for the higher and lower royalty areas to convert gas prices measured in pfennigs per Kwh into more familiar terms, we show average prices of $2.12 and $2.08 per Mcf for ices compare to $2.71 and $2.75 per Mcf for the same areas in the prior year.

          The increase in overall gas sales was the only positive factor experienced during fiscal 1999. However, this increase was confined to the lower rate royalty area of eastern Oldenburg and consequently had a limited impact on total Trust royalties. Overall gas sales for the entire Oldenburg concession increased 10.5% from 199.9 billion cubic feet ("Bcf") to 221 Bcf. Gas sales from the higher rate royalty area of western Oldenburg actually declined by 0.24% from 95.7 Bcf to 95.4 Bcf. Following a estern sales as a percentage of total sales during the three prior years, western sales fell back to a level slightly below that of 1997. For the period 1997-99 western sales have accounted for 44.61%, 47.84% and 43.17% of total Oldenburg gas sales. With an effective royalty rate in western Oldenburg seven times greater than the royalty rate in eastern Oldenburg changes in this ratio can have significant effects on the level of Trust royalties.

         With Oldenburg gas sales accounting for more than 98% of total Trust royalties, non-gas (sulfur and oil) and non-Oldenburg (Grosses Meer) royalties continue to have a declining impact. The level of these royalties is shown in the tables on pages 7 and 8 of this report.

         Trust expenses declined 3% from $586,830 to $569,081 primarily due to reduced Trustee fees associated with the lower Trust royalties. Interest income declined 31% from $101,973 to $70,026 due to reduced funds available for investment.

         During fiscal 1999 and 1998 respectively, an additional 186 and 30 Trust units were issued and $6,425 and $2,034 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. Management continues to believe that the number of such presentations will continue to be minimal in the coming years. In all events, after the visions of the order of the Delaware Court of Chancery of April 17, 1996, no further liability for payment of dividends or distributions arrears will be required. See Note 3 to Financial Statements contained herein for further information.

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

          Increases in overall gas sales and in gas sales from the higher royalty area of western Oldenburg more than offset the negative impact of lower gas prices and weaker exchange rates. Overall gas sales from the Oldenburg concession increased by 4.59% from 191.2 billion cubic feet ("Bcf") to 199.9 Bcf. Gas sales from western Oldenburg increased 12.2% from 85.3 Bcf to 95.7 Bcf. In the last three years, gas sales from western Oldenburg as a percentage of total Oldenburg gas sales have increased from 44.61% in 1997 and 47.84% in 1998. Excluding the effects of differences in prices and applicable exchange rates, the impact of the higher royalty rate from western Oldenburg is shown in the table on page 7 which details royalty income by geographic area. While accounting for approximately 48% of overall gas sales, dollar royalties from the sale of gas from the higher royalty area of western Oldenburg are nearly seven times higher than royalties from eastern Oldenburg.

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

          With Oldenburg gas sales accounting for nearly 98% of the Trust's 1998 royalties, non-gas or non-Oldenburg royalties have a very minor and declining impact on the Trust's revenues. Royalties from sulfur, reflecting the continued exclusion of Mobil Erdgas' 2% sulfur royalty obligation and the low worldwide sulfur prices, amounted to only $148,689. Royalties from oil amounted to $86,271 and continued to decline, reflecting the increasingly uneconomical nature of oil production in Germany and the continuing capping of these oil wells. Non-Oldenburg royalties amounted to only $60,634. The operating companies, responding to acknowledging the declining income from these areas, have suspended production in all non-Oldenburg areas other than Grosses Meer. These areas will be further evaluated by the operating companies to determine whether they warrant further investment and exploration.

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

Item 8.  Financial Statements and Supplementary Data
         --------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                ------------------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Public Accountants                          F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 1999 and 1998                  F-2

  Statements of Income and Expenses on a Cash Basis
    for the Years Ended October 31, 1999, 1998 and 1997           F-3

  Statements of Undistributed Earnings
    for the Years Ended October 31, 1999, 1998 and 1997           F-4

  Statements of Changes in Cash and Cash Equivalents
    for the Years Ended October 31, 1999, 1998 and 1997           F-5

  Notes to Financial Statements                                F-6 - F-9

Schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------




To North European Oil Royalty Trust:


We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 1999 and 1998 and the related statements of income and expenses on a cash basis, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 1999 and 1998, and its income and expenses, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 1999, all on the cash basis of accounting.

As discussed in Note 3, the Trust has a contingent liability relating to unclaimed units and distributions. No reserves are established or reflected in the financial statements for the possibility that funds would be required to satisfy such claims.

                                             /s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey
November 9, 1999
                                    F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 1999 AND 1998
                       -------------------------

                ASSETS                         1999          1998
                ------                     ------------  ------------

Current Assets --
  Cash and cash equivalents (Note 1)        $2,319,172    $2,765,901


Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $2,319,173    $2,765,902

                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Cash distributions payable
  to unit owners, paid
  November 1999 and 1998                    $2,261,128    $2,695,903


Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings (Note 1)                 58,044        69,998

                                           ------------  ------------
                                            $2,319,173    $2,765,902

                                           ============  ============











              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-2


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
       ----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
         ---------------------------------------------------


                                  1999          1998          1997
                              ------------  ------------  ------------
German gas, sulfur and
  oil royalties
  received                    $10,667,478   $13,881,870   $13,651,678

Interest income                    70,026       101,973        92,660

Trust expenses                 ( 569,081)   ( 586,830)   (   674,131)
                              ------------  ------------  ------------
  Net income on
  a cash basis                $10,168,423   $13,397,013   $13,070,207
                              ============  ============  ============

Net income per unit
  on a cash basis                $1.17         $1.54         $1.50

                                =======       =======       =======

Cash distributions paid
  or to be paid:
  Dividends and
  distributions per
  unit paid or to be
  paid to former unlocated
  shareholders (Note 3)          $0.00         $0.00         $0.00


  Distributions per unit
  paid or to be paid to
  unit owners (Note 4)            1.17          1.54          1.51

                                -------       -------       -------
                                 $1.17         $1.54         $1.51

                                =======       =======       =======







               The accompanying notes to financial statements
                  are an integral part of these statements.

                                 F-3


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

             STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
             ---------------------------------------------
          FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
          ---------------------------------------------------


                                  1999          1998          1997
                              ------------  ------------  ------------
Balance,
  beginning of year           $    69,998   $    67,531   $   129,484
Reimbursement for prior
  payment of past dividends
  and distributions                 1,017             0             0
Net income on
  a cash basis                 10,168,423    13,397,013    13,070,207
                              ------------  ------------  ------------
                               10,239,438    13,464,544    13,199,691
                              ------------  ------------  ------------
Less:
  Dividends and
  distributions paid
  to former unlocated
  shareholders (Note 3)             6,318         1,961           558

  Current year
  distributions paid
  or to be paid to unit
  owners (Note 4)              10,175,076    13,392,585    13,131,602
                              ------------  ------------  ------------
                               10,181,394    13,394,546    13,132,160
                              ------------  ------------  ------------
Balance, end of year          $    58,044   $    69,998   $    67,531
                              ============  ============  ============















               The accompanying notes to financial statements
                 are an integral part of these statements.

                                 F-4



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

      STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
      -----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
         ---------------------------------------------------


                                  1999          1998          1997
                              ------------  ------------  ------------
Sources of cash and
      cash equivalents:
  German gas, sulfur
  and oil
  royalties received          $10,667,478   $13,881,870   $13,651,678

  Interest income                  70,026       101,973        92,660
  Reimbursement for prior
    payment of past dividends
    and distributions               1,017             0             0
                              ------------  ------------  ------------
                               10,738,521    13,983,843    13,744,338
Uses of cash and
      cash equivalents:
  Payment of Trust
  expenses                        569,081       586,830       674,131
  Distributions and
  dividends paid
  (Note 3)                     10,616,169    13,655,429    12,523,405
                              ------------  ------------  ------------
                               11,185,250    14,242,259    13,197,536
                              ------------  ------------  ------------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year             (   446,729)  (   258,416)      546,802

Cash and cash
  equivalents,
  beginning of year             2,765,901     3,024,317     2,477,515
                              ------------  ------------  ------------
Cash and cash
  equivalents,
  end of year                 $ 2,319,172   $ 2,765,901   $ 3,024,317
                              ============  ============  ============





              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-5



                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 1999, 1998 AND 1997
                    -------------------------------


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



                                 F-6



      Net income per unit on the cash basis-
      --------------------------------------

      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of October 31, 1999, 1998 and 1997, there were 8,696,646, 8,696,460 and 8,696,430 units of beneficial interest outstanding, respectively.

(2) Formation of the Trust:
    -----------------------

    The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:
    ---------------------

    The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil
        Company. From the liquidation of the Company to October 31, 1998, 721,118 Trust units were issued in exchange for Corporate or Company shares and dividends of $354,028 and distributions of $4,229,149 were paid to former unlocated Corporation and Company shareholders. For the year ended October 31, 1999, 186 units were issued in exchanges and $73 in dividends and $6,352 in distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total, 760,560 units were subject to the settlement. Pursuant to the Court approved settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% will be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Under the terms of the settlement, any claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units subject to the settlement and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a proportionate basis. For the period until June 30, 2000, subsequent claims will be paid by the Escheator and the Trust on a 50:50 basis. For the period from July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final




                                 F-7



        issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the November, 1999 distribution, the maximum liability of the Escheator will be $6,666,507.

      Under the Trust Agreement as deemed amended by the February 26, 1996
        Order of the Delaware Court of Chancery, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of October 31, 1999, there remained a total of 493,944 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $28,517,431 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.




























                                 F-8


(4) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the years ended October 31, 1999 and 1998.

                              Fiscal 1999 by Quarter and Year
                -------------------------------------------------------------
                   First      Second       Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $3,254,362  $2,751,008  $2,318,688  $2,343,420   $10,667,478
Net income on
  a cash basis   3,107,634   2,604,254   2,221,389   2,235,146    10,168,423
Net income
  per unit on
  a cash basis      .36         .30         .25         .26          1.17
Current year cash
  distributions
  paid or
  to be paid     3,130,739   2,609,028   2,174,181   2,261,128    10,175,076
Current year cash
  distributions
  per unit          .36         .30         .25         .26          1.17



                              Fiscal 1998 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $3,788,273  $3,504,753  $3,750,200  $2,838,644   $13,881,870
Net income on
  a cash basis   3,665,330   3,359,519   3,658,131   2,714,033    13,397,013
Net income
  per unit on
  a cash basis      .42         .39         .42         .31          1.54
Current year cash
  distributions
  paid or
  to be paid     3,652,501   3,391,608   3,652,501   2,695,975    13,392,585
Current year cash
  distributions
  per unit          .42         .39         .42         .31          1.54









                                 F-9

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

          Inapplicable.


                                PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

          The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 7, 2000, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 for information concerning the executive officers of the Trust.

Item 11. Executive Compensation.
         -----------------------

          The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 7, 2000, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement dated January 7, 2000, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

          The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 7, 2000 as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

                                PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

         (a) The following is a list of the documents filed as part of this report:

           1.  Financial Statements

               Index to Financial Statements and Schedule for the Years Ended October 31, 1999, 1998 and 1997

               Report of Independent Public Accountants

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 1999 and 1998

               Statements of Income and Expenses on a Cash Basis for the Years Ended October 31, 1999, 1998 and 1997

               Statements of Undistributed Earnings for the Years Ended October 31, 1999, 1998 and 1997

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 1999, 1998 and 1997

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: January 7, 2000                  By:  /s/ John H. Van Kirk
                                             -------------------------
                                                 John H. Van Kirk,
                                                 Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 7, 2000                       /s/ John H. Van Kirk
                                            -----------------------------
                                                 John H. Van Kirk, Trustee


Dated: January 7, 2000                      /s/ Robert P. Adelman
                                            -----------------------------
                                                Robert P. Adelman, Trustee


Dated: January 7, 2000                      /s/ Robert J. Castle
                                            -----------------------------
                                                Robert J. Castle, Trustee


Dated: January 7, 2000                      /s/ Samuel M. Eisenstat
                                            ------------------------------
                                                Samuel M. Eisenstat, Trustee


Dated: January 7, 2000                      /s/ Willard B. Taylor
                                            ------------------------------
                                                Willard B. Taylor, Trustee

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
          in the Northwest Basin of the Federal Republic of Germany as of October 1, 1999 and Calculation
          Of Cost Depletion Percentage for the 1999
          Calendar Year prepared by
          Ralph E. Davis Associates, Inc.

(99.2) Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery on
          Form 8-K, filed February 26, 1996.