Form 10-Q
period 2000-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2000-03-14
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2000    or

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
Yes   X        No
    -----         -----


Class                                     Outstanding at January 31, 2000
-----                                     -------------------------------
Units of Beneficial Interest                        8,696,676









                             ARTHUR ANDERSEN


                        ACCOUNTANTS' REVIEW REPORT
                       ----------------------------


To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of January 31, 2000 and the related statements of income and expenses on a cash basis for the three months ended January 31, 2000 and 1999, and the related statements of changes in cash and cash equivalents and undistributed earnings for the three months ended January 31, 2000 and 1999. These financial statements are the responsibility of the Trust's management.

The statement of assets, liabilities and trust corpus as of October 31, 1999 of the Trust was maintained on a cash basis rather than the accrual basis of accounting and was audited by us. Our report dated November 9, 1999 indicates the statement did not purport to present, and in our opinion did not present, financial position and results of operations in conformity with generally accepted accounting principles which require the use of the accrual basis of accounting. We have not performed any auditing procedures since that date.

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

                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
February 9, 2000

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
             -----------------------------------------------------

                                                2000                1999
                                           --------------      -------------
                                                     (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,499,675         $ 3,254,362
                                            -----------         -----------
Interest income                                  15,072              20,258
                                            -----------         -----------
Trust expenses                              (   148,741)        (   166,986)
                                            -----------         -----------
   Net income on a cash basis               $ 3,366,006         $ 3,107,634
                                            ===========         ===========

Net income per unit on a cash basis            $ .39               $ .36
                                               ======              ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                 .00

   Distributions per unit to be paid to
   unit owners                                 $ .39               $ .36
                                               ======              ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2000 AND OCTOBER 31, 1999
                      -------------------------------------

                                                2000                1999
                                           --------------      -------------
                                            (unaudited)          (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,423,007         $ 2,319,172

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                   1
                                            -----------         -----------
Total Assets                                $ 3,423,008         $ 2,319,173
                                            ===========         ===========
Current liabilities - - Cash distributions
payable to unit owners                      $ 3,391,704         $ 2,261,128

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                   1
Undistributed earnings                           31,303              58,044
                                            -----------         -----------
Total Liabilities and Trust Corpus          $ 3,423,008         $ 2,319,173
                                            ===========         ===========
    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
              ----------------------------------------------------
                                                2000                1999
                                           --------------      -------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 3,499,675         $ 3,254,362
   Interest income                               15,072              20,258
   Reimbursement for prior payment
   of past dividends and distributions                0               1,017
                                            -----------         -----------
                                            $ 3,514,747         $ 3,275,637
                                            ===========         ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    148,741             166,986
   Distributions and dividends paid (Note 3)  2,262,171           2,695,903
                                            -----------         -----------
                                              2,410,912           2,862,889
                                            -----------         -----------
Net increase(decrease) in cash and
   cash equivalents during the period         1,103,835             412,748
Cash and cash equivalents,
   beginning of period                        2,319,172           2,765,901
                                            -----------         -----------
Cash and cash equivalents,
   end of period                            $ 3,423,007         $ 3,178,649
                                            ===========         ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
              ----------------------------------------------------

                                                2000                1999
                                           -------------       -------------
                                                      (unaudited)
Balance, beginning of period                $    58,044         $    69,998
Reimbursement for prior payment
   of past dividends and distributions                0               1,017
Net income on a cash basis                    3,366,006           3,107,634
                                            -----------         -----------
                                              3,424,050           3,178,649
                                            -----------         -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)         1,043                   0
   Current year distributions paid or
   to be paid to unit owners (Note 3)         3,391,704           3,130,734
                                            -----------         -----------
                                              3,392,747           3,130,734
                                            -----------         -----------
Balance, end of period                      $    31,303         $    47,915
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 2000 and 1999, there were 8,696,676 and 8,696,484 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.


(3) Contingent liability:
    ---------------------
    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1999, 721,334 Trust units were issued in exchange for Corporate or Company shares and dividends of $354,101 and distributions of $4,235,501 were paid to former unlocated Corporation and Company shareholders. For the three-month period ended January 31, 2000, there were 30 units issued in exchanges and $0 in dividends and $1,043 distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units, of which 760,560 were subject to the settlement, representing the unexchanged shares of the Trust's predecessor corporations. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the February, 2000 distribution, the maximum liability of the Escheator will be $6,801,774.

    Under the Trust Agreement as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of January 31, 2000, there remained a total of 493,914 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,280 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,096 in dividends and $28,709,014 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.








Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------

     The Trust is a passive investment trust which holds overriding royalty rights and receives monthly income from the operating companies, subsidiaries of Exxon Mobil and the Royal Dutch Group, based on their sales of gas, sulfur and oil. The Trust does not engage in any business activities and has no need of funds beyond the funds available from monthly royalties to cover operating expenses. Accordingly, neither liquidity nor capital resources are pertinent factors in its activities or operations.

     For the quarter ended January 31, 2000, gross royalty income increased 7.5% to $3,499,675 compared to the prior year's equivalent quarter. Net income, reflecting both the lower interest income and the lower level of Trust expenses, increased 8.3% to $3,366,006. Of all the factors affecting royalty income, the decline in value of the Euro had the most significant impact on Trust royalties. Following an almost uninterrupted pattern since its debut, the Euro continued its decline through the first quarter of fiscal 2000. The average value for the quarter just ended was $1.0043.
 This value represents a decline of 13% from the value for the prior year's quarter of $1.1546. Fortunately, this decline in value was offset by significant increases in the average prices of gas sold under both the
higher and lower royalty rate agreements.   For these agreements
respectively, gas prices increased 15.7% and 9.3% to quarterly averages of
0.8250 and 0.7969 Euros per hundred Kwh. Converting these prices into more familiar terms and applying the average exchange rate for the first quarter yields average prices of $2.40 and $2.23 per thousand cubic feet, respectively, for gas sold under the higher and lower royalty rate agreements. After reaching their highest level ever during fiscal 1999, overall gas sales continued to be strong in the first quarter of fiscal 2000. Overall Oldenburg gas sales increased 8.8% from the prior year's period to 70.3 billion cubic feet ("Bcf"). Gas sales in the higher royalty rate area of western Oldenburg, however, declined 2.4% from the prior year to 24.4 Bcf.

     Trust expenses decreased by 10.9% from the prior year's period to $148,741. This decrease resulted from the absence of regular biennial audit work performed by the Trust's auditors in Germany. Interest income declined slightly to $15,072 reflecting the reduced funds available for investment early in the quarter.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2000, compared to that at fiscal year end
(October 31, 1999), shows an increase in assets due to higher royalty receipts during the quarter.

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




     Through the date of the filing of this report, no material problems were noted in connection with the Trust's internal computer systems or the computer operated systems or processes of the Trust's principal third parties, which include the German operating companies, the Trust's principal banks and the Trust's transfer agent.























































                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The Annual Meeting of Unit Owners was held February 9, 2000.

     (b) The following persons were re-elected Trustees of the Trust to serve until the 2001 Annual Meeting of Unit Owners:

          Robert P. Adelman    (6,771,737 votes for; 39,020 withheld)
          Robert J. Castle     (6,779,577 votes for; 31,180 withheld)
          Samuel M. Eisenstat  (6,671,722 votes for; 139,035 withheld)
          Willard B. Taylor    (6,762,687 votes for; 48,070 withheld)
          John H. Van Kirk     (6,782,087 votes for; 28,670 withheld)

     (c) The designation of the firm of Arthur Andersen LLP as auditor for the Trust for 2000 fiscal year was ratified with the following vote totals:

          6,775,519 votes for; 9,570 votes against and 25,668 abstained.


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

Dated: March 13, 2000