Form 10-Q
period 2000-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2000-06-01
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2000    or

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
Yes   X        No

          Class                                Outstanding at April 30, 2000
----------------------------                  -------------------------------
Units of Beneficial Interest                             8,696,676








                           ARTHUR ANDERSEN LLP

                        ACCOUNTANTS' REVIEW REPORT
                       ----------------------------

To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of
April 30, 2000 and the related statements of income and expenses on a cash basis for the three and six months ended April 30, 2000 and 1999, and the related statements of changes in cash and cash equivalents and undistributed earnings for the six months ended April 30, 2000 and 1999. These financial statements are the responsibility of the Trust's management.

The statement of assets, liabilities and trust corpus as of October 31, 1999 of the Trust was maintained on the cash basis rather than the accrual basis of accounting and was audited by us. Our report dated November 9, 1999 indicates the statement did not purport to present, and in our opinion did not present, financial position and results of operations in conformity with accounting principles generally accepted in the United States which require the use of the accrual basis of accounting. We have not performed any auditing procedures since that date.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accounts of the Trust are maintained on a cash basis of accounting under which income is not recorded until collected instead of when earned, and expenses are recorded when paid instead of when incurred. Thus, the accompanying financial statements are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States which require the use of the accrual basis of accounting (see Note 1).

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

                                          /s/ Arthur Andersen LLP
                                         ------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
May 9, 2000





                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
          STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
             -----------------------------------------------------

                                               2000                  1999
                                           ------------         ------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,682,978          $ 2,751,008
                                            -----------          -----------
Interest income                                  21,323               17,237
                                            -----------          -----------
Trust expenses                              (   162,889)         (   163,991)
                                            -----------          -----------
   Net income on a cash basis               $ 3,541,412          $ 2,604,254
                                            ===========          ===========

Net income per unit on a cash basis            $ .41                $ .30
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .41                $ .30
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 2000 AND OCTOBER 31, 1999
                      -------------------------------------

                                               2000                  1999
                                           ------------         ------------
                                           (unaudited)            (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,572,715          $ 2,319,172

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 3,572,716          $ 2,319,173

Current liabilities - - Cash distributions
payable to unit owners                      $ 3,565,637          $ 2,261,128

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                            7,078               58,044
                                            -----------          -----------
                                            $ 3,572,716          $ 2,319,173

        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
               --------------------------------------------------

                                               2000                  1999
                                           ------------         ------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 7,182,653          $ 6,005,370
                                            -----------          -----------
Interest income                                  36,395               37,495
                                            -----------          -----------
Trust expenses                              (   311,630)         (   330,977)
                                            -----------          -----------
     Net income on a cash basis             $ 6,907,418          $ 5,711,888
                                            ===========          ===========
Net income per unit on a cash basis             $.79                 $.66
                                                ====                 ====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                               $.80                 $.66
                                                ====                 ====































        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
              ----------------------------------------------------
                                               2000                  1999
                                           ------------         ------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur
   royalties                                $ 7,182,653          $ 6,005,370
   Interest income                               36,395               37,495
   Reimbursement for prior payment of
        past dividends and distributions              0                1,017
                                            -----------          -----------
                                              7,219,048            6,043,882
                                            ===========          ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    311,630              330,977
   Distributions and dividends paid
   (Note 3)                                   5,653,875            5,827,844
                                            -----------          -----------
                                              5,965,505            6,158,821
                                            -----------          -----------
Net increase(decrease)in cash and
   cash equivalents during the period         1,253,543           (  114,939)
Cash and cash equivalents,
   beginning of period                        2,319,172            2,765,901
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 3,572,715          $ 2,650,962
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
              ----------------------------------------------------

                                               2000                  1999
                                           ------------         ------------
                                                      (unaudited)
Balance, beginning of period                $    58,044          $    69,998
Reimbursement for prior payment of
   past dividends and distributions                   0                1,017
Net income on a cash basis                    6,907,418            5,711,888
                                            -----------          -----------
                                              6,965,462            5,782,903
                                            -----------          -----------
Less:
   Dividends and distributions paid to
    former unlocated shareholders (Note 3)        1,043                1,203
   Current year distributions paid or
    to be paid to unit owners (Note 3)        6,957,341            5,739,687
                                            -----------          -----------
                                              6,958,384            5,740,890
                                            -----------          -----------
Balance, end of period                      $     7,078          $    42,013
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of April 30, 2000 and 1999, there were 8,696,676 and 8,696,496 units of beneficial interest outstanding respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1999, 721,334 units were issued in exchange for Corporate and/or Company shares and dividends of $354,101 and distributions of $4,235,501 were paid to former unlocated Corporation and Company shareholders. For the six-month period ended April 30, 2000 30 units were issued in exchanges and $0 in dividends and $1,043 in distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the units remaining to be issued to the Escheator, 50% would be issued to the Escheator by June 30, 2000 and the balance by June 30, 2005. Until June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") will be paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to
       June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2000 or 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the May, 2000 distribution, the maximum liability of the Escheator will be $6,943,977.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of April 30, 2000, there remained a total of 493,914 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 380,250 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,096 in dividends and $28,911,519 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.







Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

     The Trust is a passive investment trust which holds overriding royalty rights and receives monthly royalties from the operating companies, subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group, based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provides approximately 98% of the total royalties. There are two overriding royalty rates in effect on sales of natural gas within the Oldenburg concession, from which the Trust derives nearly all of its royalty income. The Trust receives a 4% royalty from the western portion of the concession. The Trust also receives a 0.6667% royalty, adjusted to account for a partial
representative portion of costs, which covers the entire concession.   The
royalties are initially paid in Deutsche marks, which are subsequently converted into Euros at a treaty mandated rate. Just prior to their transfer, the royalties, now denominated in Euros, are converted into U.S. dollars at the agreed upon Euro/dollar exchange rate. The Trust does not engage in any business activities and has no need of funds beyond the funds available from monthly royalties to cover operating expenses. Accordingly, neither liquidity nor capital resources are pertinent factors in its activities or operations. All percentage comparisons, except where otherwise noted, in the following discussion and analysis refer to the prior year's comparable period.

     Although the Trust itself does not have access to the specific sales contracts under which the Oldenburg gas is sold, these contracts are reviewed periodically by our auditors. They have informed the Trust that these contracts contain pricing mechanisms which use a number of factors with varying time delays to price the gas being sold. For the Trust there are two elements of these contracts that are very significant. The first element is the utilization of the price of light heating oil in Germany as the primary pricing factor in many of these contracts. The price of light heating oil is in turn affected by the price of oil on the international market. The second element is a three to six month delay before changes in pricing factors are translated into changes in the price of gas.

     Net income of the Trust for the second fiscal quarter ended
April 30, 2000 increased by 36% from $2,604,254 to $3,541,412. This level of income permitted a distribution of 41 cents per unit outstanding compared to 30 cents last year. Significantly higher gas prices along with a slight increase in overall and western Oldenburg gas sales combined to drive royalties higher. The continuing decline in the average Euro/dollar exchange rate reduced the amount of dollars that would otherwise have been received by the Trust when the royalties were transferred to the U.S. from Germany. For the first six months of fiscal 2000, net income increased 21% from $5,711,888 to $6,907,418. The total distributions for the first six months of fiscal 2000 were 80 cents compared to 66 cents for fiscal 1999.

     For the second quarter of fiscal 2000, the positive impact on Trust royalties caused by the increase in Oldenburg gas prices far outweighed the impact of all other factors. Gas prices under the higher royalty agreement in western Oldenburg increased by 42.8% to an average of 0.9198 Euros per hundred Kilowatt hours ("Euros/CKwh"). Overall Oldenburg gas prices, under the lower royalty agreement, increased 38.2% to an average of 0.9125 Euros/CKwh. When converted into more familiar terms using the average exchange rate for the quarter, the average gas price increased 24.5% to $2.49 per Mcf from the prior year's period.

     Gas sales from western Oldenburg for the second quarter were equal to
25.7 billion cubic feet ("Bcf"), an increase of 3.2% over the prior year's sales of 24.9 Bcf. For the six month period, gas sales from western Oldenburg were virtually unchanged increasing only 0.4% from 49.9 Bcf to
50.1 Bcf. For the second quarter overall Oldenburg gas sales were equal to
65.2 Bcf, an increase of 2.7% over the prior year's sales of 63.4 Bcf.
For the six month period, overall Oldenburg gas sales increased 5.7% from
128.1 Bcf to 135.5 Bcf. With the lower demand period of spring and summer quarters approaching and a scheduled four week shutdown at the Grossenkneten desulfurization plant, the operating companies may find it difficult to sustain the high production and sales pace set during the first two quarters.

     Interest income was higher reflecting the increased funds available for investment. Trust expenses were virtually unchanged from the prior year's period. With regard to the Y2K issue, there appear to have been no difficulties experienced by either the Trust or its principal third parties.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2000, compared to that at fiscal year end (October 31, 1999), shows an increase in assets due to higher royalty receipts during the quarter.

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



Dated: May 25, 2000