Form 10-Q
period 2000-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2000-08-29
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2000    or

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

Class                                     Outstanding at July 31, 2000
-----                                     -------------------------------
Units of Beneficial Interest                        8,886,804









                           ARTHUR ANDERSEN LLP

                        ACCOUNTANT'S REVIEW REPORT
                       ----------------------------

To North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of
July 31, 2000 and the related statements of income and expenses on a cash basis for the three and nine months ended July 31, 2000 and 1999, and the related statements of changes in cash and cash equivalents and undistributed earnings for the three and nine months ended July 31, 2000 and 1999. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
August 7, 2000



                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
             -------------------------------------------------
                                                2000                1999
                                          ---------------      ---------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,966,769          $ 2,318,688
                                            -----------          -----------
Interest income                                  30,304               17,719
                                            -----------          -----------
Trust expenses                              (   131,000)         (   115,018)
                                            -----------          -----------
   Net income on a cash basis               $ 3,866,073          $ 2,221,389
                                            ===========          ===========

Net income per unit on a cash basis            $ .43                $ .25
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .43                $ .25
                                               ======               ======



            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2000 AND OCTOBER 31, 1999
                      ----------------------------------
                                                2000                1999
                                          -----------------   -----------------
                                             (unaudited)          (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,873,151          $ 2,319,172

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 3,873,152          $ 2,319,173

Current liabilities - - Cash distributions
payable to unit owners                      $ 3,821,326          $ 2,261,128

Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           51,825               58,044
                                            -----------          -----------
                                            $ 3,873,152          $ 2,319,173

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.




           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
               --------------------------------------------------

                                                2000                1999
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $11,149,422          $ 8,324,058
                                            -----------          -----------
Interest income                                  66,699               55,214
                                            -----------          -----------
Trust expenses                              (   442,630)         (   445,995)
                                            -----------          -----------
     Net income on a cash basis             $10,773,491          $ 7,933,277
                                            ===========          ===========
Net income per unit on a cash basis            $1.21                $0.91
                                               =====                ======
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                              $1.23                $0.91
                                               =====                ======



























   The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.




           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                ------------------------------------------------
                                                2000                1999
                                          -----------------   -----------------
                                                        (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $11,149,422          $ 8,324,058
   Interest income                               66,699               55,214
   Reimbursement for prior payment
        of past dividends and distributions           0                1,017
                                            -----------          -----------
                                             11,216,121            8,380,289
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    442,630              445,995
   Distributions and dividends paid (Note 3)  9,219,512            8,440,979
                                             -----------          -----------
                                              9,662,142            8,886,974
                                             -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period         1,553,979           (  506,685)
Cash and cash equivalents,
   beginning of period                        2,319,172            2,765,901
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 3,873,151          $ 2,259,216
                                            ===========          ===========



                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                ------------------------------------------------
                                                2000                1999
                                          -----------------   -----------------
                                                        (unaudited)
Balance, beginning of period                $    58,044          $    69,998
Reimbursement for prior payment
    of past dividends and distributions               0                1,017
Net income on a cash basis                   10,773,491            7,933,277
                                            -----------          -----------
                                             10,831,535            8,004,292
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)         1,043                5,309
   Current year distributions paid or
   to be paid to unit owners (Note 3)        10,778,667            7,913,921
                                            -----------          -----------
                                             10,779,710            7,919,230
                                            -----------          -----------
Balance, end of period                      $    51,825          $    85,062
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of July 31, 2000 and 1999, there were 8,886,804 and 8,696,616 units of beneficial interest outstanding respectively.



(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.


(3) Contingent liability:
    ---------------------
    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 1999, 721,334 units were issued in exchange for Corporate and Company shares and dividends of $354,101 and distributions of $4,235,501 were paid to former unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 2000, there were 30 units issued in exchanges and $0 in dividends and $1,043 in distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Escheator, approximately 50% (190,128 units) have been issued to the Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the August, 2000 distribution, the maximum liability of the Escheator will be $10,193,154.

    Under the Trust Agreement as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of July 31, 2000, there remained a total of 303,786 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 190,122 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $29,042,147 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.




















































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

     For the nine month fiscal period ended July 31, 2000, net income of the Trust increased 35.8% from $7,933,277 to $10,773,491. Net income of the Trust for the third fiscal quarter ended July 31, 2000 increased by 74% from $2,221,389 to $3,866,073. A combination of higher gas prices under both royalty agreements and higher gas sales from the higher royalty rate area of western Oldenburg resulted in the increased royalties paid to the Trust and the subsequent higher distribution.

     Of these two positive factors the most significant was higher gas prices. Under the lower royalty rate covering the entire Oldenburg concession, average gas prices increased 100.9% from 0.6447 Euros per hundred kilowatt hours ("Euros/CKwh") to 1.2949 Euros/CKwh. Under the higher royalty rate covering western Oldenburg, average gas prices increased 67.7% from 0.6762 Euros/CKwh to 1.1340 Euros/CKwh. Converting these prices into more familiar terms based on the applicable exchange rates yields average prices of $3.40 and $2.99 per Mcf for the lower and higher royalty rate areas respectively.

     While overall gas sales declined by 6% to 45.9 Billion cubic feet ("Bcf"), gas sales from western Oldenburg increased 8.9% to 24.7 Bcf. Western Oldenburg gas sales accounted for 53.8% of total sales as compared to 46.4% in the prior year. This increase in sales is significant because the combined royalty in effect in western Oldenburg yields a royalty payment approximately seven times higher on an equivalent amount of gas sold in eastern Oldenburg.

     The Euro continued to remain under pressure throughout the quarter hovering in the low $0.90's, slightly above its historic low. The continued strength of the U.S. economy, recent interest rate increases by the Federal Reserve and low interest rates in Europe helped to sustain the Euro's low value. The average value for the Euro for the quarter just ended was $0.9304, a decline of 11% from last year's equivalent exchange rate.

     Interest income was higher due to both greater funds available for investment and higher interest rates. Trust expenses increased slightly from the prior year's period primarily due to higher Trustees' fees reflecting the higher level of royalty income.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2000, compared to that at fiscal year end (October 31, 1999), shows an increase in assets due to higher royalty receipts during the quarter.

     The Trust distribution for the third quarter of fiscal 2000 is $0.43, an increase of 72% from last year's distribution of $0.25. Cumulative distributions for the nine month fiscal period are $1.23 compared to $0.91 for the prior year's period. With regard to the Y2K issue, there appear to have been no difficulties experienced by either the Trust or its principal third parties.

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


















                      Part II -- OTHER INFORMATION
                      ----------------------------



Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

            None.

     (b)  Reports on Form 8-K.

            A report on Form 8-K dated June 30, 2000 was filed with Securities and Exchange Commission reporting the completion of the second issuance of Trust units as specified by the terms of the February 1996 settlement between North European Oil Royalty Trust and the Delaware State Escheator. The Form 8-K included as its exhibit the press release dated June 30, 2000.







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

Dated: August 30, 2000