Form 10-K
period 2000-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2001-01-10
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2000  or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 29, 2000, 8,886,804 units of beneficial interest of the Registrant were outstanding, and the aggregate market value of outstanding units of beneficial interest of the Registrant, which may be voted, held by non-affiliates of the Registrant was approximately $144,878,663 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12 and 13 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement, dated January 12, 2001, for the annual meeting to be held on February 14, 2001.

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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. During fiscal 2000, all royalties were paid in Deutsche marks, which were automatically restated in the Euro currency at the treaty mandated rate and then converted into U.S. dollars at the rate in effect on the date of transfer. The Trust does not engage in hedge or similar transactions and the fluctuations in the conversion rate impact its financial results. The Trust has not experienced any difficulty in effecting the conversion into U.S. dollars. Beginning in January 2001, all royalty payments in Germany will be denominated only in the Euro currency, and no impact beyond the continued impact of the conversion rate fluctuation is anticipated.

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

          Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but, on the average they are not material to the regular annual income received under the royalty rights.

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

     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
-------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2000.


     (e) Executive Officers of the Trust.
         --------------------------------

          The affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under the Trust Agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day to day matters are handled by the Managing Director, John R. Van Kirk.
John H. Van Kirk, who is 76 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 48 years old, has held the position of Managing Director of the Trust since November 1990.
John R. Van Kirk is the son of John H. Van Kirk, the Managing Trustee.

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


Item 2.  Properties.
         -----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), the German operating subsidiary of Exxon Mobil Corp., or by Oldenburgische Erdol Gesellschaft ("OEG"). The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg and located in the Federal state of Lower Saxony, is the major source of royalty income for the Trust. Within this concession Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Mobil Corp. and the Royal Dutch Group, carry out all exploration, drilling, production and sales activities. We note that the Exxon/Mobil merger had been completed before the end of 1999 with no presently discernable impact on the Trust properties or royalty income.

          Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate. The Trust also is entitled to receive from Mobil Erdgas a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales by Mobil Erdgas of sulfur at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received under this sulfur royalty during fiscal 2000.

          Under another series of rights covering the entire Oldenburg concession and pursuant to an agreement with OEG (the "OEG Agreement"), the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less 50% of an escalating cost base.
This cost base is recomputed annually based on indices reflecting changes in certain prices within Germany. Under the agreement previously reached with OEG, the computation system will be changed in 2002, at which time 50% of the field handling, treatment and transportation costs as reported for state royalty purposes will be deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. Management of the Trust does not believe that this change will materially alter the amount of the Trust's royalty receipts, but there can be no assurance that this will be the case until the calculations are actually applied.

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

          The following is a schedule of royalty income for the fiscal year ended October 31, 2000 by product, geographic area and operating company:

                               BY PRODUCT:
                               -----------

Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   13,897,025
Sulfur                                                   $      167,461
Oil                                                      $       90,542


                           BY GEOGRAPHIC AREA:
                           -------------------

Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  11,942,849
Eastern Oldenburg                                        $   2,175,287
Non-Oldenburg Areas                                      $      36,892

                          BY OPERATING COMPANY:
                          ---------------------

Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas-Erdol GmbH                                  $  10,315,303
OEG                                                      $   3,839,725
Bayerische Mineral Industries A.G.                       $           0


          Exhibit 99.1 to this Report is a report dated December 22, 2000 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 2000, based on the limited information available, for the Oldenburg area in which the Trust now holds overriding royalty rights. That report, the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2000 and Calculation of Cost Depletion Percentage for the 2000 Calendar Year, (the "Reserve and Depletion Report") was prepared by
Ralph E. Davis Associates, Inc., 3555 Timmons Lane, Suite 1105, Houston, Texas 77027 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ending September 30, 2000, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Reserve and Depletion Report contained herein for further details.

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

          Attachment A of the Reserve and Depletion Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2000 and a five year schedule of gas, sulfur and oil sales for the 12 months ended September 30, 2000, 1999, 1998, 1997 and 1996 computed from quarterly sales reports of operating companies received by the Trust during such periods.


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

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2000 and 1999 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2000


                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2000                     13.0000       15.5000       .39
April 30, 2000                       12.3125       15.1250       .41
July 31, 2000                        12.5000       17.0625       .43
October 31, 2000                     14.1250       18.1250       .33


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

          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Reserve and Depletion Report attached as Exhibit 99.1. This report has been prepared by Davis Associates using the limited information described under Item 2, Properties, to which reference is made. The Trustees believe that the calculations and assumptions used in this report are reasonable under the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2000 is 8.5794%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2000 calendar year are included on a special removable page in the 2000 Annual Report under "Note to Unit Owners" and have been sent in a separate letter to all unit owners who were registered at any time during 2000 and who are no longer registered owners as of year end.

          The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor Corporation or Company, who have not yet exchanged those shares for Units, should surrender them for exchange. See Item 7 and Note 3 to the Financial Statements in Item 8 of this Report.

          As of December 29, 2000, there were 1,526 Unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 604 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive Units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of the Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive Units upon presentation of those shares or other evidences of ownership thereof. Management continues to believe that the number of such presentations will continue to be immaterial in the coming years. In all events, after the year 2005, pursuant to the provisions of the order of Delaware Court of Chancery of April 17, 1996, further liabilty for payment of dividends or distributions arrears will be eliminated. See Note 3 to Financial Statements contained herein for further information.

ITEM 6.  Selected Financial Data
         -----------------------

                      North European Oil Royalty Trust
                      --------------------------------
                    Selected Financial Data (Cash Basis)
                    ------------------------------------
                    For Five Years Ended October 31, 2000
                    -------------------------------------

                  2000        1999         1998        1997         1996
              -----------  -----------  ----------- -----------  -----------

German gas, oil
 and sulfur
 royalties
 received    $14,155,028  $10,667,478  $13,881,870  $13,651,678   $ 9,710,487
              ===========  ===========  ===========  ===========  ===========
Net Income on a
 cash basis  $13,668,262  $10,168,423  $13,397,013  $13,070,207   $ 9,086,316
             ===========  ===========  ===========  ===========   ===========
Net Income per unit
 on a cash
 basis (a)      $1.54        $1.17        $1.54        $1.50         $1.05
                =====        =====        =====        =====         =====
Units of beneficial
 interest
 outstanding at end
 of year (a)  8,886,804    8,696,646    8,696,460    8,696,430     8,696,412

Cash distributions
 paid or to be
 paid:
  Dividends and
   distributions
   per unit paid
   to former
   unlocated
   shareholders  $0.00        $0.00        $0.00        $0.00        $0.01
  Distributions per
   unit paid or to
   be paid to
   unit owners   $1.56        $1.17        $1.54        $1.51        $1.04
                 -----        -----        -----        -----        -----
                 $1.56        $1.17        $1.54        $1.51        $1.05
                 =====        =====        =====        =====        =====
Total assets at
 end of year $ 2,946,597   $ 2,319,173  $ 2,765,902  $ 3,024,318  $ 2,477,516
             ===========   ===========  ===========  ===========  ===========

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

          The operating companies, subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust. Of these three products, natural gas provides approximately 98% of the total royalties.

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

          With regard to the Y2K issue previously reported, there appears to have been no difficulties experienced by either the Trust or its principal third parties.

Fiscal 2000 versus Fiscal 1999
------------------------------

     For fiscal 2000, the Trust's gross royalty income increased 32.7% from $10,667,478 to $14,155,028. The substantial increase in world oil prices experienced during 2000 continued to be reflected in the higher gas prices and accounted for the entire increase in the Trust's royalties. The shutdown for maintenance and repairs of the Grossenkneten desulfurization plant during the fourth quarter accounted for the majority of the decline in gas sales. The Euro remained under pressure throughout the year and continued the decline in value begun shortly after its introduction in January 1999.

     The sustained increase in world oil prices during 2000 was reflected to a growing degree throughout the year in the price of gas sold under the overriding royalty agreements covering the Oldenburg concession. Under the higher royalty rate agreement covering gas sales from western Oldenburg, gas prices measured in pfennigs per kilowatt hour ("Pf/Kwh") climbed from 1.6136 Pf/Kwh in the first quarter of fiscal 2000 to 2.4459 Pf/Kwh in the fourth quarter, an increase of 51.6%. Under the lower royalty rate agreement covering gas sales from the entire Oldenburg concession, gas prices increased 59% from 1.5587 Pf/Kwh in the first quarter to 2.4786 Pf/Kwh in the fourth quarter.

       Under both the higher and lower royalty rate agreements covering gas sales from the Oldenburg concession, gas sales through the first nine months showed increases of 3% and 2.5%, respectively. During the fourth quarter, however, the Grossenkneten desulfurization plant experienced significant downtime while the operating companies conducted extensive maintenance and repair operations. These operations following previous changes in the maintenance timetable were significantly more extensive than last year's and required a more complete suspension of production activity at the plant resulting in a significant decline in fourth quarter gas sales. For the entire year under the higher and lower royalty rate agreements, gas sales declined 2.4% to 93.2 Billion cubic feet ("Bcf") and 1.1% to 218.7 Bcf., respectively.

     With an effective royalty rate in western Oldenburg seven times greater than the royalty rate in eastern Oldenburg, changes in the percentage of sales originating from western Oldenburg can have significant effects on the level of Trust royalties. The percentage of western sales to total sales declined in fiscal 2000 to 42.60% from 43.17% in fiscal 1999. Since the bulk of gas extracted from wells located in western Oldenburg is sour gas, the more extensive shutdown of the desulfurization plant in the fourth quarter disproportionately affected the level of western sales.

     Fiscal 2000 showed no relief from the continued decline in the value of the Euro since shortly after its introduction in January 1999. After a brief respite in the fourth quarter of fiscal 1999, the Euro had four consecutive quarters of quarter-to-quarter declines. Based on the exchange rates utilized at the times of the various transfers of royalties from Germany to the U.S., the average dollar equivalent value of the Euro for the first quarter of fiscal 2000 was $1.0043. The average values for the second through fourth quarters were $0.9511, $0.9304 and $0.8810, respectively.
The Euro's decline has continued into the first quarter of fiscal 2001 as well.

     The impact on Trust royalties of changes in the Euro/dollar exchange rates are twofold. There is an immediate impact on Trust royalties because at the end of every month German royalty payments are transferred to the United States and the exchange rate determines the amount of dollars the Trust receives. The long term impact is derived from the pricing mechanism which, in part, uses the price of light heating oil in Germany to determine the price of gas sold under the various sales contracts. The price of light heating oil, in turn, is affected by the price in dollars of oil on the international market. Over time, the short and long term impact of changes in the exchange rate tend to offset each other to varying degrees. Despite the decline in the exchange rates, when we apply the average exchange rates to gas prices in the various quarters, we see a steady increase through the year. Under the higher royalty rate agreement, gas prices began the year at the equivalent price of $2.40 per Mcf and finished the year at $3.17 per Mcf. Under the lower royalty rate agreement, gas prices began the year at the equivalent price of $2.23 per Mcf and finished the year at $3.17 per Mcf.

     Trust expenses increased 2.5% from $569,081 to $583,226 primarily due to increased Trustees fees which are controlled by provisions in the Trust Agreement based on Trust royalties. Interest income increased 38% from $70,026 to $96,460 primarily due to the increase in funds available for investment.

     During fiscal 2000 and 1999 respectively, an additional 30 and 186 Trust units were issued and $1,043 and $6,425 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. Management continues to believe that the number of such presentations will continue to be immaterial in the coming years. In all events, after the year 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears will be eliminated. See Note 3 to Financial Statements contained herein for further information.

Fiscal 1999 versus Fiscal 1998
------------------------------

          For fiscal 1999 the Trust's royalty income declined 23.2% to $10,667,478. The impact of significantly lower gas prices and a slightly lower average exchange rate caused the lower royalty income. The decline in royalty income occurred despite the increase in overall gas sales.

          Reacting to the low oil prices in effect on the international market during the prior year, gas prices under both the higher and lower royalty rate agreements were lower in each quarter of fiscal 1999 when matched against the corresponding quarter in fiscal 1998. In the higher and lower rate royalty areas gas prices declined by 20.6% and 23.8% respectively. This decline accounted for the bulk of the decline in royalties. The average exchange rate for all royalties transferred to the United States from Germany declined 1.2% from the prior year. For the year the average value of the Euro was $1.0875. When we use the average exchange rates for the higher and lower royalty rate areas to convert gas prices measured in pfennigs per Kwh into more familiar terms, we show average prices of $2.12 and $2.08 per Mcf for the respective areas. These prices compare to $2.71 and $2.75 per Mcf for the same areas in the prior year.

          The increase in overall gas sales was the only positive factor experienced during fiscal 1999. However, this increase was confined to the lower royalty rate area of eastern Oldenburg and consequently had a limited impact on total Trust royalties. Overall gas sales for the entire Oldenburg concession increased 10.5% from 199.9 billion cubic feet ("Bcf") to 221 Bcf. Gas sales from the higher royalty rate area of western Oldenburg actually declined by 0.24% from 95.7 Bcf to 95.4 Bcf. Following a steady growth in the level of western sales as a percentage of total sales during the three prior years, western sales fell back to a level slightly below that of 1997. For the period 1997-99 western sales have accounted for 44.61%, 47.84% and 43.17% of total Oldenburg gas sales. With an effective royalty rate in western Oldenburg seven times greater than the royalty rate in eastern Oldenburg changes in this ratio can have significant effects on the level of Trust royalties.

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

         During fiscal 1999 and 1998 respectively, an additional 186 and 30 Trust units were issued and $6,425 and $2,034 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil
Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. Management continues to believe that the number of such presentations will continue to be immaterial in the coming years. In all events, after the year 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, no further liability for payment of dividends or distributions arrears will be required. See Note 3 to Financial Statements contained herein for further information.

                   -----------------------------------

          This report on Form 10-K contains forward looking statements concerning business, financial performance and financial condition of the Trust, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward looking statement. The statements contained herein are based on the Trustees' current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results and events may vary significantly from those discussed in the forward looking statements.

Item 8.  Financial Statements and Supplementary Data
         --------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Public Accountants                          F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2000 and 1999                  F-2

  Statements of Income and Expenses on a Cash Basis
    for the Years Ended October 31, 2000, 1999 and 1998           F-3

  Statements of Undistributed Earnings
    for the Years Ended October 31, 2000, 1999 and 1998           F-4

  Statements of Changes in Cash and Cash Equivalents
    for the Years Ended October 31, 2000, 1999 and 1998           F-5

  Notes to Financial Statements                                F-6 - F-9

Schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------



To North European Oil Royalty Trust:


We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 2000 and 1999 and the related statements of income and expenses on a cash basis, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 2000 and 1999, and its income and expenses, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 2000, all on the cash basis of accounting.

As discussed in Note 3, the Trust has a contingent liability relating to unclaimed units and distributions. No reserves are established or reflected in the financial statements for the possibility that funds would be required to satisfy such claims.

                                             /s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey
November 9, 2000
                                    F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2000 AND 1999
                       -------------------------

                ASSETS                         2000          1999
                ------                     ------------  ------------

Current Assets --
  Cash and cash equivalents (Note 1)        $2,946,596    $2,319,172



Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $2,946,597    $2,319,173

                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Cash distributions payable
  to unit owners, paid
  November 2000 and 1999                    $2,932,645    $2,261,128


Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings (Note 1)                 13,951        58,044

                                           ------------  ------------
                                            $2,946,597    $2,319,173

                                           ============  ============







              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-2



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
       ----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
         ---------------------------------------------------


                                  2000          1999          1998
                              ------------  ------------  ------------
German gas, sulfur and
  oil royalties
  received                    $14,155,028   $10,667,478   $13,881,870


Interest income                    96,460        70,026       101,973

Trust expenses                   (583,226)    ( 569,081)    ( 586,830)
                              ------------  ------------  ------------
  Net income on
  a cash basis                $13,668,262    10,168,423    $13,397,013
                              ============  ============  ============

Net income per unit
  on a cash basis                $1.54         $1.17         $1.54
                                =======       =======       =======

Cash distributions paid
  or to be paid:
  Dividends and
  distributions per
  unit paid or to be
  paid to former unlocated
  shareholders (Note 3)          $0.00         $0.00         $0.00


  Distributions per unit
  paid or to be paid to
  unit owners (Note 4)            1.56          1.17          1.54

                                -------       -------       -------
                                 $1.56         $1.17         $1.54
                                =======       =======       =======





               The accompanying notes to financial statements
                  are an integral part of these statements.

                                 F-3



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

             STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
             ---------------------------------------------
          FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
          ---------------------------------------------------


                                  2000          1999          1998
                              ------------  ------------  ------------
Balance,
  beginning of year           $    58,044   $    69,998   $    67,531

Reimbursement for prior
  payment of past dividends
  and distributions                     0         1,017             0
Net income on
  a cash basis                 13,668,262    10,168,423    13,397,013
                              ------------  ------------  ------------
                               13,726,306    10,239,438    13,464,544
                              ------------  ------------  ------------
Less:
  Dividends and
  distributions paid
  to former unlocated
  shareholders (Note 3)             1,043         6,318         1,961

  Current year
  distributions paid
  or to be paid to unit
  owners (Note 4)              13,711,312    10,175,076    13,392,585
                              ------------  ------------  ------------
                               13,712,355    10,181,394    13,394,546
                              ------------  ------------  ------------
Balance, end of year          $    13,951   $    58,044   $    69,998
                              ============  ============  ============












               The accompanying notes to financial statements
                 are an integral part of these statements.

                                 F-4



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

      STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
      -----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
         ---------------------------------------------------


                                  2000          1999          1998
                              ------------  ------------  ------------
Sources of cash and
      cash equivalents:
  German gas, sulfur and oil
    royalties received        $14,155,028   $10,667,478   $13,881,870

  Interest income                  96,460        70,026       101,973
  Reimbursement for prior
    payment of past dividends
    and distributions                   0         1,017             0
                              ------------  ------------  ------------
                               14,251,488    10,738,521    13,983,843
Uses of cash and
      cash equivalents:
  Payment of Trust
    expenses                      583,226       569,081       586,830
  Distributions and
    dividends paid
    (Note 3)                   13,040,838    10,616,169    13,655,429
                              ------------  ------------  ------------
                               13,624,064    11,185,250    14,242,259
                              ------------  ------------  ------------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year                 627,424   (   446,729)  (   258,416)

Cash and cash
  equivalents,
  beginning of year             2,319,172     2,765,901     3,024,317
                              ------------  ------------  ------------
Cash and cash
  equivalents,
  end of year                 $ 2,946,596   $ 2,319,172   $ 2,765,901
                              ============  ============  ============



              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-5



                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2000, 1999 AND 1998
                    -------------------------------


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

      Use of Estimates -
      ------------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates.

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




                                 F-6



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

      Net income per unit on the cash basis-
      --------------------------------------

      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of October 31, 2000, 1999 and 1998, there were 8,886,804, 8,696,646 and
        8,696,460 units of beneficial interest outstanding, respectively.

(2) Formation of the Trust:
    -----------------------

    The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust on behalf of the owners of beneficial interest in the Trust holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur.

(3) Contingent liability:
    ---------------------

    The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil
        Company. From the liquidation of the Company to October 31, 1999, 721,334 Trust units were issued in exchange for Corporate or Company shares and dividends of $354,101 and distributions of $4,235,501 were paid to former unlocated Corporation and Company shareholders. For the year ended October 31, 2000, 30 units were issued in


                                 F-7



        exchanges and $0 in dividends and $1,043 in distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total, 760,560 units were subject to the settlement. Pursuant to the Court approved settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Escheator, approximately 50% (190,128 units) have been issued to the Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims.
        As of the receipt of the November, 2000 distribution, the maximum liability of the Escheator will be $10,364,079.

      Under the Trust Agreement as deemed amended by the February 26, 1996
        Order of the Delaware Court of Chancery, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of October 31, 2000, there remained a total of 303,786 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 190,122 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $29,142,396 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.




                                 F-8



(4) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the years ended October 31, 2000 and 1999.

                              Fiscal 2000 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $3,499,675  $3,682,978  $3,966,769  $3,005,606   $14,155,028
Net income on
  a cash basis   3,366,006   3,541,412   3,866,073   2,894,771    13,668,262
Net income
  per unit on
  a cash basis      .39         .41         .43         .33          1.54
Current year cash
  distributions
  paid or
  to be paid     3,391,704   3,565,637   3,821,326   2,932,645    13,711,312
Current year cash
  distributions
  per unit          .39         .41         .43         .33          1.56

                              Fiscal 1999 by Quarter and Year
                -------------------------------------------------------------
                   First      Second       Third      Fourth        Year
                ----------  ----------  ----------  ---------- -------------
Royalties
  received      $3,254,362  $2,751,008  $2,318,688  $2,343,420   $10,667,478
Net income on
  a cash basis   3,107,634   2,604,254   2,221,389   2,235,146    10,168,423
Net income
  per unit on
  a cash basis      .36         .30         .25         .26          1.17
Current year cash
  distributions
  paid or
  to be paid     3,130,739   2,609,028   2,174,181   2,261,128    10,175,076
Current year cash
  distributions
  per unit          .36         .30         .25         .26          1.17









                                 F-9

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

          Inapplicable.


                                PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

          The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 12 2001, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 for information concerning the executive officers of the Trust.

Item 11. Executive Compensation.
         -----------------------

          The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 12, 2001, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement dated January 12, 2001, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

          The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 12, 2001 as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

                                PART IV


Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.
         ---------------------------------------------------------

         (a) The following is a list of the documents filed as part of this report:

           1.  Financial Statements

               Index to Financial Statements for the Years Ended
               October 31, 2000, 1999 and 1998

               Report of Independent Public Accountants

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2000 and 1999

               Statements of Income and Expenses on a Cash Basis for the Years Ended October 31, 2000, 1999 and 1998

               Statements of Undistributed Earnings for the Years Ended October 31, 2000, 1999 and 1998

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 2000, 1999 and 1998

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: January 12,2001                 By:  /s/ John H. Van Kirk
                                             -------------------------
                                                 John H. Van Kirk,
                                                 Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 12, 2001                     /s/ John H. Van Kirk
                                            --------------------------------
                                                John H. Van Kirk, Trustee


Dated: January 12, 2001                     /s/ Robert P. Adelman
                                            --------------------------------
                                                Robert P. Adelman, Trustee


Dated: January 12, 2001                     /s/ Samuel M. Eisenstat
                                            --------------------------------
                                                Samuel M. Eisenstat, Trustee


Dated: January 12, 2001                     /s/ Willard B. Taylor
                                            --------------------------------
                                                Willard B. Taylor, Trustee

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
          in the Northwest Basin of the Federal Republic of Germany as of October 1, 2000 and Calculation
          Of Cost Depletion Percentage for the 2000
          Calendar Year prepared by
          Ralph E. Davis Associates, Inc.

(99.2) Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery on
          Form 8-K, filed February 26, 1996.