Form 10-Q
period 2001-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2001-03-13
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2001    or

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
Yes   X        No
    -----         -----


Class                                     Outstanding at January 31, 2001
-----                                     -------------------------------
Units of Beneficial Interest                        8,886,804





                             ARTHUR ANDERSEN

                        ACCOUNTANTS' REVIEW REPORT
                       ----------------------------

To the Unit Owners and Trustees of
North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of January 31, 2001 and the related statements of income and expenses on a cash basis for the three months ended January 31, 2001 and 2000, and the related statements of changes in cash and cash equivalents and undistributed earnings for the three months ended January 31, 2001 and 2000. These financial statements are the responsibility of the Trust's management.

The statement of assets, liabilities and trust corpus as of October 31, 2000 of the Trust was maintained on a cash basis rather than the accrual basis of accounting and was audited by us. Our report dated November 9, 2000 indicates the statement did not purport to present, and in our opinion did not present, financial position and results of operations in conformity with accounting principles generally accepted in the United States which require the use of the accrual basis of accounting. We have not performed any auditing procedures since that date.

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

As discussed in Note 3, the Trust has a contingent liability relating to unclaimed units and distributions. No reserves are established or reflected in the financial statements for the possibility that funds would be required to satisfy such claims.
                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
February 7, 2001

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1. Financial Statements
        --------------------

           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
             -----------------------------------------------------

                                                2001                2000
                                           --------------      -------------
                                                     (unaudited)
German gas, oil and sulfur
   royalties received                       $ 6,441,960         $ 3,499,675
                                            -----------         -----------
Interest income                                  30,310              15,072
                                            -----------         -----------
Trust expenses                              (   149,409)        (   148,741)
                                            -----------         -----------
   Net income on a cash basis               $ 6,322,861         $ 3,366,006
                                            ===========         ===========

Net income per unit on a cash basis            $ .71               $ .39
                                               ======              ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                 .00

   Distributions per unit to be paid to
   unit owners                                 $ .71               $ .39
                                               ======              ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2001 AND OCTOBER 31, 2000
                      -------------------------------------

                                                2001                2000
                                           --------------      -------------
                                            (unaudited)          (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 6,336,812         $ 2,946,596

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                   1
                                            -----------         -----------
Total Assets                                $ 6,336,813         $ 2,946,597
                                            ===========         ===========

Current liabilities - - Cash distributions
payable to unit owners                      $ 6,309,631         $ 2,932,645

Contingent liability (Note 3)


Trust corpus (Notes 1 and 2)                          1                   1
Undistributed earnings                           27,181              13,951
                                            -----------         -----------
Total Liabilities and Trust Corpus          $ 6,336,813         $ 2,946,597
                                            ===========         ===========

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.



           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
              ----------------------------------------------------
                                                2001                2000
                                           --------------      -------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 6,441,960         $ 3,499,675
   Interest income                               30,310              15,072
   Reimbursement for prior payment
   of past dividends and distributions                0                   0
                                            -----------         -----------
                                            $ 6,472,270         $ 3,514,747
                                            ===========         ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    149,409             148,741
   Distributions and dividends paid (Note 3)  2,932,645           2,262,171
                                            -----------         -----------
                                              3,082,054           2,410,912
                                            -----------         -----------
Net increase(decrease) in cash and
   cash equivalents during the period         3,390,216           1,103,835
Cash and cash equivalents,
   beginning of period                        2,946,596           2,319,172
                                            -----------         -----------
Cash and cash equivalents,
   end of period                            $ 6,336,812         $ 3,423,007
                                            ===========         ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
              ----------------------------------------------------

                                                2001                2000
                                           -------------       -------------
                                                      (unaudited)
Balance, beginning of period                $    13,951         $    58,044
Reimbursement for prior payment
   of past dividends and distributions                0                   0
Net income on a cash basis                    6,322,861           3,366,006
                                            -----------         -----------
                                              6,336,812           3,424,050
                                            -----------         -----------

Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)             0               1,043
   Current year distributions paid or
   to be paid to unit owners (Note 3)         6,309,631           3,391,704
                                            -----------         -----------
                                              6,309,631           3,392,747
                                            -----------         -----------
Balance, end of period                      $    27,181         $    31,303
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

    Use of Estimates -
    ----------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates.

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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 2001 and 2000, there were 8,886,804 and 8,696,676 units of beneficial interest outstanding, respectively.


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


(3) Contingent liability:
    ---------------------
    The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2000, 721,364 Trust units were issued in exchange for Corporate or Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the three-month period ended January 31, 2001, there were no units issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units, of which 760,560 were subject to the settlement, representing the unexchanged shares of the Trust's predecessor corporations. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Escheator, approximately 50% (190,128 units)have been issued to the Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims")were paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the February, 2001 distribution, the maximum liability of the Escheator will be $10,731,827.

    Under the Trust Agreement as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of January 31, 2001, there remained a total of 303,786 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 190,122 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,096 in dividends and $29,358,084 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------

     The Trust is a passive fixed investment trust which holds overriding royalty rights, receives income under those rights from certain operating companies, pays its expenses and distributes the remaining net funds to its unit owners. The Trust does not engage in any business or extractive operations of any kind in the areas over which it holds royalty rights and is precluded from any such involvement by the Trust Agreement. There are no requirements, therefore, for capital resources with which to make capital expenditures or investments in order to continue the receipt of royalty revenues by the Trust.

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

     For the quarter ended January 31, 2001, gross royalty income increased 84% to $6,441,960 compared to the prior year's equivalent quarter. Net income, reflecting both the higher interest income and the slight increase in the level of Trust expenses, increased 87.8% to $6,322,861. Of all the factors affecting royalty income, the substantial increase in gas prices had the most significant impact on Trust royalties. Indeed, gas prices have increased almost consistently quarter over quarter since the second quarter of calendar 1999 reflecting the significant increase in world oil prices. Compared to the prior year's equivalent quarter the average price of gas sold during the quarter just ended under both the higher and lower royalty rate agreements increased by 89.1% to 1.5603 Ecents per Kwh and by 100.2% to
1.5956 Ecents per Kwh, respectively.   The average dollar value of the Euro
improved during this most recent quarter compared to the immediately preceding quarter but still declined by 10.2% to 0.9020 for the prior year's equivalent quarter. When we use the average value of the Euro and convert prices into more familiar terms, gas prices under the higher and lower royalty rate agreements were $4.05 per Mcf and $4.09 per Mcf, respectively.

     Although overall gross gas sales declined by 5.5% from the prior year's equivalent quarter to 66.45 billion cubic feet ("Bcf"), gas sales from the higher royalty rate area of western Oldenburg increased by 9.5% to 26.7 Bcf. With an effective royalty rate approximately seven times greater in western Oldenburg this shift in gas sales more than compensated for the overall decline in gas sales.

     Trust expenses of $149,409 were virtually unchanged from last year. Interest income more than doubled from $15,072 to $30,310 reflecting the increased funds available for investment and the higher interest rates on those funds.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2001, compared to that at fiscal year end
(October 31, 2000), shows an increase in assets due to higher royalty receipts during the quarter.

     As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for Trust expenses then anticipated. As permitted by the Trust Agreement, no provision is made for the retention of reserve funds of any kind. If funds are required for payments to owners of units not previously presented for issuance, quarterly distributions would be reduced to the extent required to provide funds for such payments.











                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The Annual Meeting of Unit Owners was held February 14, 2001.

     (b) The following persons were re-elected Trustees of the Trust to serve until the 2002 Annual Meeting of Unit Owners:

          Robert P. Adelman (7,520,132 votes for; 33,723 withheld) Samuel M. Eisenstat (7,529,327 votes for; 24,528 withheld) Willard B. Taylor (7,530,999 votes for; 22,856 withheld) John H. Van Kirk (7,530,009 votes for; 23,846 withheld)

     (c) The designation of the firm of Arthur Andersen LLP as auditor for the Trust for 2001 fiscal year was ratified with the following vote totals:

          6,993,105 votes for; 20,343 votes against and 540,407 abstained.


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

Dated: March 12, 2001