Form 10-Q
period 2001-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2001-05-30
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2001    or

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
Yes   X        No

          Class                                Outstanding at April 30, 2001
----------------------------                  -------------------------------
Units of Beneficial Interest                             8,886,804







                           ARTHUR ANDERSEN LLP

                        ACCOUNTANTS' REVIEW REPORT
                       ----------------------------

To the Unit Owners and Trustees of
North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of
April 30, 2001 and the related statements of income and expenses on a cash basis for the three and six months ended April 30, 2001 and 2000, and the related statements of changes in cash and cash equivalents and undistributed earnings for the six months ended April 30, 2001 and 2000. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         ------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
May 8, 2001

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
----------------------------
          STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000
             -----------------------------------------------------
                                               2001                  2000
                                           ------------         ------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 5,574,374          $ 3,682,978
                                            -----------          -----------
Interest income                                  46,609               21,323
                                            -----------          -----------
Trust expenses                              (   225,829)         (   162,889)
                                            -----------          -----------
   Net income on a cash basis               $ 5,395,154          $ 3,541,412
                                            ===========          ===========

Net income per unit on a cash basis            $ .61                $ .41
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .61                $ .41
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 2001 AND OCTOBER 31, 2000
                      -------------------------------------
                                               2001                  2000
                                           ------------         ------------
                                           (unaudited)            (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 5,422,380          $ 2,946,596

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 5,422,381          $ 2,946,597

Current liabilities - - Cash distributions
payable to unit owners                      $ 5,420,950          $ 2,932,645

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                            1,430               13,951
                                            -----------          -----------
                                            $ 5,422,381          $ 2,946,597
        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000
               --------------------------------------------------

                                               2001                  2000
                                           ------------         ------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $12,016,334          $ 7,182,653
                                            -----------          -----------
Interest income                                  76,919               36,395
                                            -----------          -----------
Trust expenses                              (   375,238)         (   311,630)
                                            -----------          -----------
     Net income on a cash basis             $11,718,015          $ 6,907,418
                                            ===========          ===========
Net income per unit on a cash basis             $1.32                $.79
                                                =====                ====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                               $1.32                $.80
                                                =====                ====




























        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000
              ----------------------------------------------------
                                               2001                  2000
                                           ------------         ------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $12,016,334          $ 7,182,653
   Interest income                               76,919               36,395
   Reimbursement for prior payment of
        past dividends and distributions              0                    0
                                            -----------          -----------
                                             12,093,253            7,219,048
                                            ===========          ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    375,238              311,630
   Distributions and dividends paid (Note 3)  9,242,230            5,653,875
                                            -----------          -----------
                                              9,617,468            5,965,505
                                            -----------          -----------
Net increase(decrease)in cash and
   cash equivalents during the period         2,475,785            1,253,543

Cash and cash equivalents,
   beginning of period                        2,946,596            2,319,172
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 5,422,381          $ 3,572,715
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000
              ----------------------------------------------------
                                               2001                  2000
                                           ------------         ------------
                                                      (unaudited)
Balance, beginning of period                $    13,951          $    58,044
Reimbursement for prior payment of
   past dividends and distributions                   0                    0
Net income on a cash basis                   11,718,015            6,907,418
                                            -----------          -----------
                                             11,731,966            6,965,462
                                            -----------          -----------
Less:
   Dividends and distributions paid to
    former unlocated shareholders (Note 3)            0                1,043
   Current year distributions paid or
    to be paid to unit owners (Note 3)       11,730,536            6,957,341
                                            -----------          -----------
                                             11,730,536            6,958,384
                                            -----------          -----------
Balance, end of period                      $     1,430          $     7,078
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




    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of April 30, 2001 and 2000, there were 8,886,804 and 8,696,676 units of beneficial interest outstanding respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.

(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2000, 721,364 units were issued in exchange for Corporate and/or Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the six-month period ended April 30, 2001 no units were issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Escheator, approximately 50% (190,128 units) have been issued to the Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to
       June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the May, 2001 distribution, the maximum liability of the Escheator will be $11,047,780.



      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of April 30, 2001, there remained a total of 303,786 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 190,122 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $29,543,394 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.









































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

          Net royalty income of the Trust for the second quarter of fiscal 2001, ended April 30, 2001, was $5,395,154, 52% higher than the prior year's period. This royalty income was based on sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2001. This level of income allowed a distribution of 61 cents per unit payable on May 23, 2001 to holders of record as of May 11, 2001. For the six month period, net royalty income was $11,718,015, which represented an increase of 69.6% from the prior year's period and permitted total distributions of $1.32 per unit.

          The increase in royalties received by the Trust for the quarter just ended was caused primarily by the rise in gas prices, which continue to reflect the sustained increase in oil prices during prior quarters and the reduced purchasing power of the weaker Euro. The decline in overall gas sales was concentrated entirely in the lower royalty rate area of eastern Oldenburg and reflects the lower sweet gas volumes being extracted. The Euro continued to languish below parity with the Dollar reducing the number of dollars received when the royalties are transferred to the U.S.
          Under the higher royalty rate agreement with the German subsidiary of Exxon Mobil covering western Oldenburg and from which the Trust derives the bulk of its royalties, average gas prices for the quarter increased 74.1%. Gas prices rose from 0.9198 Euro cents per Kilowatt hour ("Ecents/Kwh") for the prior year's period to 1.6016 Ecents/Kwh for the quarter just ended. Converting this gas price using the average exchange rate for the quarter, the average price for gas sold under this agreement was $4.11 per Mcf. While gas sales from western Oldenburg increased, the increase was less than 0.5%. In the corresponding quarter for the prior year, gas sales were equal to
     25.65 billion cubic feet ("Bcf") compared to 25.76 Bcf for the quarter just ended.

          Under the lower royalty rate agreement with BEB, a joint venture between Exxon Mobil and the Royal Dutch Group, covering gas sales from the entire Oldenburg concession, gas prices increased 82.1% from
     0.9125 Ecents/Kwh to 1.6620 Ecents/Kwh. Converting this quarter's price using the average exchange rate for the quarter, the average price for gas sold under this agreement was $4.21 per Mcf. Total gas sales from the Oldenburg concession decreased 12.7% from 72.39 Bcf to
     63.19 Bcf.

          Following the completion of the Hengstlage field compressor system in 1999, the operating companies encountered repeated reductions in flow rates from the various reservoir sections. Initially caused by the precipitation and crystallization of salt which plugged reservoir sections, the remedy which required fresh water to dissolve the crystal formations stirred up sand which clogged the well-heads. In 1999, 20 such clean-up jobs were required, in 2000 approximately 100 clean-ups were required. The operating companies have completed the installation of continuous well monitoring systems that can immediately react to indications of worsening well performance. Fast fresh water pumps address the salt precipitation while larger sand and water separators deal with the additional water and sand generated by the automatic clean-up. Additional perforations of the reservoirs were also undertaken to improve the flow rate. While these steps will address the current difficulties, the Hengstlage field is in its later stage of production. Despite efforts that should maintain current production levels for the next ten years, sweet gas production from Hengstlage
     will continue to be limited to the high demand periods.   The current
     quarter's decline in gas sales is directly related to the shutdown of the Hengstlage field to conserve sweet gas reserves. The operating companies have scheduled a four-week shutdown of the Grossenkneten desulfurization plant for May which will reduce production capacity to two thirds of normal.

          The Euro continued to follow the disappointing trend begun shortly after its introduction in January, 1999. It still languishes well below parity with the Dollar and despite recent interest rate reductions in the U.S. has shown no significant improvement. For the quarter based on the transfer of royalties from Germany, the Euro had an average value of $0.9024, a decline of 5.1% from its average value in the equivalent quarter for the prior year of $0.9511. Except for a brief hiatus in its drop in the third quarter of 1999 and a sharp drop in the third quarter of 2000, from which it partially recovered, the Euro has declined steadily quarter over quarter since its inauguration. For the unit owners the fall in value of the Euro has both an immediate and a long term impact. The immediate impact relates to the reduction in the number of dollars the Trust received when the Euros, at the lower value, were converted to dollars at the time of the transfer of the royalties from Germany to the U.S. Consequently, the lower value of the Euro resulted in a reduction in the funds available for distribution to the unit owners. The long term impact relates to gas pricing. With the price of light heating oil used as a component in the calculation of gas prices in the various contracts under which the gas is sold, changes in world crude oil prices are eventually reflected in gas prices. Since oil on the international market is priced in dollars, a lower value for the Euro means that oil imported into Germany costs more resulting in higher local oil prices. These higher prices are later reflected in higher gas prices through the pricing mechanisms in the various contracts under which Oldenburg gas is sold. The fall in value of the Euro has further accentuated the increase in gas prices within Germany beyond the impact attributable to higher world oil prices.

          We have received a report from the Trust's consultant in Germany outlining the drilling and seismic activity completed in 2000 and planned for 2001 as reported by the operating companies. As in 2000, there is no seismic field work planned for 2001. The operating companies have planned a continuing evaluation of previous seismic work and an examination of possible Carboniferous projects. It is expected that this work will lead to further development drilling in both the eastern and western portions of Oldenburg. While drilling in 2000 was limited to a single horizontal deviation from the Visbek Z-17 well, there were other significant efforts undertaken to maintain production levels. Major acidizing projects were completed for 8 wells to increase flow rates to the well-heads. Acidizing works to increase gas flow by increasing the porosity of the rock strata where the gas is located. Drilling activity for 2001 within Oldenburg is limited to two possible horizontal deviations from existing production wells, Goldenstedt Z-12 and Doetlingen Z-13. The commencement of this drilling is dependent on the results of the seismic evaluations for these reservoirs. While nearly all the royalties paid to the Trust are derived from sales of products originating from within the Oldenburg concession, there has been one active well outside Oldenburg in the Bedekaspel area, Grosses Meer Z-1. For the first time a new wildcat well is being drilled in this area that will explore the Rotliegend formation, which has traditionally been a source of sweet gas.

          With the increase in gas prices and the operating companies' resulting profit margins, the government of Lower Saxony raised the state royalty from 17% to 24%, effective January 1, 2001. While this in no way directly affects the Trust's royalty, the payment of additional funds to the state government reduces funds that would otherwise be available for exploration and makes exploration for gas within Germany less attractive to the international oil companies. Despite the imposition of this higher royalty rate by Lower Saxony, the previous cost cutting efforts by the operating companies and the current high gas prices have significantly improved the economic position of these companies. Finally, OPEC has proven to be fairly successful in matching supply to demand and maintaining oil prices at substantially higher levels than those experienced just two years ago. It is these prices that have sustained the increase in distributions by the Trust.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2001, compared to that at fiscal year end (October 31, 2000), shows an increase in assets due to higher royalty receipts during the quarter.

          Interest income was higher reflecting the increased funds available for investment. Trust expenses were 38.6% higher reflecting higher Trustees' fees determined by provisions contained in the Trust Agreement and higher general Trust expenses reflecting the significant increase in NYSE fees.

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



Dated: May 23, 2001