Form 10-Q
period 2001-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2001-09-07
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2001    or

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

Class                                     Outstanding at July 31, 2001
-----                                     -------------------------------
Units of Beneficial Interest                        8,886,804









                           ARTHUR ANDERSEN LLP

                        ACCOUNTANTS' REVIEW REPORT
                       ----------------------------

To the Unit Owners and Trustees of
North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of
July 31, 2001 and the related statements of income and expenses on a cash basis for the three and nine months ended July 31, 2001 and 2000, and the related statements of changes in cash and cash equivalents and undistributed earnings for the nine months ended July 31, 2001 and 2000. These financial statements are the responsibility of the Trust's management.

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

                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
August 8, 2001

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
                          Item 1. Financial Statements
                          ----------------------------
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000
             -------------------------------------------------
                                                2001                2000
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 4,983,996          $ 3,966,769
                                            -----------          -----------
Interest income                                  35,447               30,304
                                            -----------          -----------
Trust expenses                              (   148,872)         (   131,000)
                                            -----------          -----------
   Net income on a cash basis               $ 4,870,571          $ 3,866,073
                                            ===========          ===========

Net income per unit on a cash basis            $ .55                $ .43
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .54                $ .43
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2001 AND OCTOBER 31, 2000
                      ----------------------------------
                                                2001                2000
                                         -----------------   -----------------
                                            (unaudited)          (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 4,871,956          $ 2,946,596

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 4,871,957          $ 2,946,597
                                            ===========          ===========
Current liabilities - - Cash distributions
payable to unit owners                      $ 4,798,874          $ 2,932,645

Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           73,082               13,951
                                            -----------          -----------
                                            $ 4,871,957          $ 2,946,597
                                            ===========          ===========
    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000
               --------------------------------------------------

                                                2001                2000
                                         -----------------   -----------------
                                                      (unaudited)

German gas, oil and sulfur
   royalties received                       $17,000,330          $11,149,422
                                            -----------          -----------
Interest income                                 112,366               66,699
                                            -----------          -----------
Trust expenses                              (   524,110)         (   442,630)
                                            -----------          -----------
     Net income on a cash basis             $16,588,586          $10,773,491
                                            ===========          ===========
Net income per unit on a cash basis            $1.87                $1.21
                                               =====                =====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                              $1.86                $1.23
                                               =====                =====



























   The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000
                ------------------------------------------------
                                                2001                2000
                                         -----------------   -----------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $17,000,330          $11,149,422
   Interest income                              112,366               66,699
   Reimbursement for prior payment
        of past dividends and distributions           0                    0
                                            -----------          -----------
                                             17,112,696           11,216,121
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    524,110              442,630
   Distributions and dividends paid (Note 3) 14,663,226            9,219,512
                                            -----------          -----------
                                             15,187,336            9,662,142
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period         1,925,360            1,553,979
Cash and cash equivalents,
   beginning of period                        2,946,596            2,319,172
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 4,871,956          $ 3,873,151
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000
                ------------------------------------------------
                                                2001                2000
                                         -----------------   -----------------
                                                      (unaudited)
Balance, beginning of period                $    13,951          $    58,044
Reimbursement for prior payment
    of past dividends and distributions               0                    0
Net income on a cash basis                   16,588,586           10,773,491
                                            -----------          -----------
                                             16,602,537           10,831,535
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)             0                1,043
   Current year distributions paid or
   to be paid to unit owners (Note 3)        16,529,455           10,778,667
                                            -----------          -----------
                                             16,529,455           10,779,710
                                            -----------          -----------
Balance, end of period                      $    73,082          $    51,825
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




    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of July 31, 2001 and 2000, there were 8,886,804 and 8,886,804 units of beneficial interest outstanding respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.


(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2000, 721,364 units were issued in exchange for Corporate and Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 2001, there were no units issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Escheator, approximately 50% (190,128 units) have been issued to the Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through
      June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the August, 2001 distribution, the maximum liability of the Escheator will be $11,327,475.

      Under the Trust Agreement as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of July 31, 2001, there remained a total of 303,786 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 190,122 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $29,707,438 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.











































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

     The operating companies, subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust. Of these three products, natural gas provides approximately 98% of the total royalties. Within the Oldenburg concession there are two overriding royalty rates in effect on sales of natural gas. The Trust receives a 4% royalty from the western portion of the concession. The Trust also receives a 0.6667% royalty, adjusted to account for a partial representative portion of costs, which covers the entire concession. The royalties are initially paid in Euros and are converted into U.S. dollars just prior to their transfer from Germany at the agreed upon Euro/dollar exchange rate.

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

     Net income of the Trust for the third quarter of fiscal 2001, ended July 31, 2001, was $4,870,571, 26% higher than the prior year's period.
This income was primarily derived from royalties paid on sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2001. For the nine month fiscal period ended July 31, 2001, net income of the Trust increased 54% from $10,773,491 to $16,588,586.

     Once again the increase in gas prices in Germany was the primary factor behind the improvement in royalty income and the resulting Trust distribution to its unit owners. The substantial nature of the price increase easily offset both the decline in gas sales and the weaker Euro. The shift in timing by the operating companies of their normally scheduled summer maintenance at the Grossenkneten desulfurization plant to the month of May resulted in the decline in production capacity and resulting gas sales from the Oldenburg concession. While we have seen some slight recovery in the value of the Euro recently, on average for the quarter the Euro posted its lowest level in comparison to the dollar at a dollar equivalent value of $0.8626.

     The ongoing success on the part of OPEC in matching oil supply to demand continues to be reflected in the world price of oil. In turn, through the specifications in gas sales contracts under which Oldenburg gas is sold, these higher oil prices are reflected in higher prices for natural gas in Germany. For the first three quarters of fiscal 2001, there has been consecutive quarter over quarter gas price increases. Indeed, except for a minor drop in the fourth quarter of fiscal 2000, average gas prices for Oldenburg gas have increased for eight consecutive quarters. Under the higher royalty rate agreement with the German subsidiary of Exxon Mobil covering western Oldenburg (from which the Trust derives the bulk of its royalties), average gas prices for the quarter increased 54.8% from the equivalent quarter for the prior year. Gas prices rose from 1.1340 Euro cents per Kilowatt hour ("Ecents/Kwh") to 1.7552 Ecents/Kwh. Converting this gas price using the average exchange rate for the quarter, the average price for gas sold under the higher royalty rate agreement was $4.32 per Mcf. Under the lower royalty rate agreement with BEB, a joint venture between Exxon Mobil and the Royal Dutch Group, covering gas sales from the entire Oldenburg concession, gas prices increased 44.6% from 1.2949 Ecents/Kwh to
1.8718 Ecents/Kwh. Converting this quarter's price using the average exchange rate for the quarter, the average price for gas sold under the lower royalty rate agreement was $4.50 per Mcf.

     With the four-week shutdown of the Grossenkneten desulfurization plant occurring in May, the reduction in gas sales reported by the operating
companies was in line with expectations.   Overall Oldenburg gas sales
declined by 9.1% from 45.9 Billion cubic feet ("Bcf") to 41.7 Bcf. Gas sales from the higher royalty rate area of western Oldenburg declined 11% from
24.7 Bcf to 22.9 Bcf. At this level gas sales from western Oldenburg accounted for 52.6% of total Oldenburg gas sales as compared to 53.7% for the prior year's quarter. Discounting the effects of differences in prices and effective exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in a royalty approximately seven times higher on a cubic foot of gas than a cubic foot originating from the eastern half of Oldenburg. The impact of the combined royalty rate is demonstrated by the fact that out of a total of $4,966,663 in Oldenburg gas royalties for the quarter just ended, 89.6% or $4,451,951 is attributable to the combined royalty rate in effect in the western area.

     The Euro showed some slow improvement during the quarter just ended increasing from a dollar equivalent of $0.8534 to $0.8765 from the first to the third month of the quarter. However, this increase only raised the Euro to its lowest quarterly average, at least as far as its impact on the Trust is concerned, since its inception. The low exchange rate has an immediate impact on Trust royalties when the royalties, originally paid in Euros, are converted into dollars for their transfer to the United States. A weak Euro means the Trust receives fewer dollars on exchange. However, over the range of three to six months, the time delay factor contained in many of the Oldenburg gas sales contracts, the weaker Euro means that oil imported into Germany is more expensive since oil on the world market is priced in dollars. This more expensive oil eventually has an impact on the price of light heating oil which is one of the major gas pricing factors contained in the provisions of these same contracts.


     With the completion in May of scheduled maintenance for Grossenkneten, we can reasonably expect to look forward to uninterrupted production during the upcoming fourth quarter. Barring unforeseen circumstances the convergence of the possibly uninterrupted fourth quarter production and last year's fourth quarter maintenance downtime for Grossenkneten would seem likely to result in an increase in fourth quarter gas sales when compared to the fourth quarter of fiscal 2000.

     Interest income was higher due to both greater funds available for investment and higher interest rates. Trust expenses increased slightly from the prior year's period primarily due to higher legal fees and higher Trustees' fees reflecting the higher level of royalty income.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2001, compared to that at fiscal year end
(October 31, 2000), shows an increase in assets due to higher royalty receipts during the quarter.

     The Trust distribution for the third quarter of fiscal 2001 is $0.54, an increase of 26% from last year's distribution of $0.43. Cumulative distributions for the nine month fiscal period are $1.86 compared to $1.23 for the prior year's period.

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

Dated: August 28, 2001