Form 10-K
period 2001-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2002-01-14
CIK 72633

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 2001, 8,931,414 units of beneficial interest of the Registrant were outstanding, and the aggregate market value of outstanding units of beneficial interest of the Registrant, which may be voted, held by non-affiliates of the Registrant was approximately $174,007,453 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12 and 13 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement, dated January 10, 2002, for the annual meeting to be held on February 13, 2002.

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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. Beginning in January 2001, the operating companies began to making royalty payments to the Trust exclusively in Euros. Once deposited in the Trust's account with Deutsche Bank in Germany, the Euros were converted into U.S. dollars at the rate in effect on the date of transfer. The Trust does not engage in hedge or similar transactions and the fluctuations in the conversion rate impact its financial results. The Trust did not experience any difficulty in effecting the conversion into U.S. dollars.

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

          The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from its royalty rights at either their present levels or otherwise. In addition, fluctuations in prices and supplies of gas and oil and what effect these fluctuations might have on royalty income to the Trust and on reserves net to the Trust cannot be accurately projected. The Trustees have no information with which to make any projections beyond information on economic conditions which is generally available to the public and thus are unwilling to make any such projections.

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


     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
-------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2001.

     (e) Executive Officers of the Trust.
         --------------------------------

          The affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under the Trust Agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day to day matters are handled by the Managing Director, John R. Van Kirk.
John H. Van Kirk, who is 77 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 49 years old, has held the position of Managing Director of the Trust since November 1990.
John R. Van Kirk is the son of John H. Van Kirk, the Managing Trustee.

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


Item 2.  Properties.
         -----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the Exxon Mobil Corp., or by Oldenburgische Erdol Gesellschaft ("OEG"). The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg and located in the Federal state of Lower Saxony, is the major source of royalty income for the Trust. Within this concession Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Mobil Corp. and the Royal Dutch Group, carry out all exploration, drilling, production and sales activities. As a result by direct and indirect ownership, Exxon Mobil Corp. owns two-thirds of OEG and the Royal Dutch Group owns one-third of OEG.

          Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas ell gas, oil well gas, crude oil and condensate. Under the royalty agreement with Mobil Erdgas there is no deduction of costs prior to the calculation of royalties from gas well gas or oil well gas, which together account for approximately 99% of all the royalties under said agreement. The Trust also is entitled to receive from Mobil Erdgas a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales by Mobil Erdgas of sulfur at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index.
When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received under this sulfur royalty during fiscal 2001.

          Under another series of rights covering the entire Oldenburg concession and pursuant to an agreement with OEG (the "OEG Agreement"), the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less 50% of an escalating cost base. This cost base is recomputed annually based on indices reflecting changes in certain prices within Germany. Under the agreement previously reached with OEG, the computation system will be changed in 2002, at which time 50% of the field handling, treatment and transportation costs as reported for state royalty purposes will be deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. Based on the limited audit access available to it and the financial information provided by the operating companies, the Trust's management does not believe that this change will materially alter the amount of the Trust's royalty receipts, but there can be no assurance that this will be the case until the calculations are actually applied.

     The Trust also holds through Mobil Erdgas a 2% royalty interest in oil and gas sales from acreage in Bavaria, and a 0.2117% royalty under the net interest of the Bayerische Mineral Industries A.G. ("BMI"), a subsidiary of Mobil Erdgas, in concessions in Bavaria. The net interest of BMI ranges from 16-1/2 to 100% of the sales, depending on the geographic region or area. Due to the absence of royalty income under this agreement, reserves from this area in Bavaria are not included in reserve calculations for this report year. While both Mobil Erdgas and BMI have suspended production in their concessions in Bavaria, the concessions remain open.

          In addition to the areas of Oldenburg and Bavaria, the Trust also holds overriding royalties on 21 leases in other areas of northwest Germany ranging in size from 185 to 25,000 acres and totaling 73,214 acres. The ates of overriding royalties vary from 1.83% to 6.75%. At the present time all but one of these 21 leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, reserves from this lease are not included in reserve calculations for this report year.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2001 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------

Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   22,156,746
Sulfur                                                   $      125,646
Oil                                                      $      171,038


                           BY GEOGRAPHIC AREA:
                           -------------------

Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  19,249,489
Eastern Oldenburg                                        $   3,145,824
Non-Oldenburg Areas                                      $      58,117

                          BY OPERATING COMPANY:
                          ---------------------

Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas-Erdol GmbH                                  $  16,697,772
OEG                                                      $   5,755,658


          Exhibit 99.1 to this Report is a report dated December 21, 2001 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 2001, based on the limited information available, for the Oldenburg area in which the Trust now holds overriding royalty rights. That report, the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2001 and Calculation of Cost Depletion Percentage for the 2001 Calendar Year, (the "Reserve and Depletion Report") was prepared by
Ralph E. Davis Associates, Inc., 3555 Timmons Lane, Suite 1105, Houston, Texas 77027 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ending September 30, 2001, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Reserve and Depletion Report contained herein for further details.

          In connection with the information in the Reserve and Depletion Report, note should be taken of the limited nature of the information available to the Trust. Pursuant to the arrangements under which the Trust holds royalty rights and due to the fact that the Trust is not considered an operating company within Germany, it has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised that publication of such information is not required under applicable law in Germany and that the royalty rights do not give rise to the right to require or compel the release of such information.
 Past efforts to obtain such information have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. The limited nature of the information available to the Trust makes many calculations impossible including the following among others: proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas, total gross and net productive wells, availability of oil and gas from the present reserve, contract supply for one year or acreage concentration.

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

          Attachment A of the Reserve and Depletion Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2001 and a five year schedule of gas, sulfur and oil sales for the 12 months ended September 30, 2001, 2000, 1999, 1998 and 1997 computed from quarterly sales reports of operating companies received by the Trust during such periods.


Item 3.  Legal Proceedings.
         ------------------

          In implementation of the provisions of the order of the Delaware Court of Chancery dated February 26, 1996 (the "Delaware Order"), reported n Form 8-K filed February 26, 1996, on December 4, 2001, the Trust and the Administrator of Unclaimed Property, Office of the New York State omptroller (the "New York Administrator") entered into a Settlement Agreement covering Units for which owners were unlocated but New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement covers 89,220 Units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. A copy of the New York Settlement Agreement is filed as Exhibit 99.1 to this Report.

          Of the Units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator prior to December 31, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing of any costs relating to any claims which are allowed. After June 30, 2005, under the Delaware Order, no payments will be required for arrearages in dividends or distributions to allowed claims and the existing contingent liability concerning them will be eliminated.

          The 44,610 Units issued now will receive regular distributions of Trust royalty income. Their issuance results in a de minimus reduction (amounting to 0.502%) in Trust distributions to existing owners.

          Management of the Trust intends to continue the implementation program permitted by the Delaware Order with other states, but the impact of any such implementation will be minimal in view of the limited numbers of addresses listed in each of the other states.

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

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2001 and 2000 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2001


                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2001                     15.1250       17.8500       .71
April 30, 2001                       17.0000       20.9000       .61
July 31, 2001                        17.7000       20.6500       .54
October 31, 2001                     16.2500       19.4500       .60


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

          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Reserve and Depletion Report attached as Exhibit 99.1. This report has been prepared by Davis Associates using the limited information described under Item 2, Properties, to which reference is made. The Trustees believe that the calculations and assumptions used in this report are reasonable under the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2001 is 9.2385%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2001 calendar year are included on a special removable page in the 2001 Annual Report under "Note to Unit Owners" and have been sent in a separate letter to all unit owners who were registered at any time during 2001 and who are no longer registered owners as of year end.

          The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor Corporation or Company, who have not yet exchanged those shares for Units, should surrender them for exchange. See Item 7 and Note 3 to the Financial Statements in Item 8 of this Report.

          As of December 31, 2001, there were 1,441 Unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 604 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive Units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of the Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive Units upon presentation of those shares or other evidences of ownership thereof. Management continues to believe that the number of such presentations will continue to be immaterial in the coming years. In all events, after the year 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears will be eliminated. See Note 3 to the Financial Statements contained herein for further information.

ITEM 6.  Selected Financial Data
         -----------------------

                      North European Oil Royalty Trust
                      --------------------------------
                    Selected Financial Data (Cash Basis)
                    ------------------------------------
                    For Five Years Ended October 31, 2001
                    -------------------------------------

                  2001         2000        1999         1998        1997
              -----------  -----------  ----------- -----------  -----------

German gas, oil
 and sulfur
 royalties
 received     $22,453,630  $14,155,028  $10,667,478  $13,881,870  $13,651,678
              ===========  ===========  ===========  ===========  ===========
Net Income on a
 cash basis   $21,906,824  $13,668,262  $10,168,423  $13,397,013  $13,070,207
              ===========  ===========  ===========  ===========  ===========
Net Income per unit
 on a cash
 basis (a)       $2.47        $1.54        $1.17        $1.54         $1.50
                 =====        =====        =====        =====         =====
Units of beneficial
 interest
 outstanding at end
 of year (a)   8,886,804    8,886,804    8,696,646    8,696,460    8,696,430

Cash distributions
 paid or to be
 paid:
  Dividends and
   distributions
   per unit paid
   to former
   unlocated
   shareholders  $0.00        $0.00        $0.00        $0.00        $0.00
  Distributions per
   unit paid or to
   be paid to
   unit owners   $2.46        $1.56        $1.17        $1.54        $1.51
                 -----        -----        -----        -----        -----
                 $2.46        $1.56        $1.17        $1.54        $1.51
                 =====        =====        =====        =====        =====
Total assets at
 end of year $ 5,391,321   $ 2,946,597  $ 2,319,173  $ 2,765,902  $ 3,024,318
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

          The operating companies, subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust. Of these three products, natural gas provides approximately 98% of the total royalties. The gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant, although delayed, impact on the price of gas.

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


Fiscal 2001 versus Fiscal 2000
------------------------------

          For fiscal 2001 the Trust's gross royalty income increased 58.6% from $14,155,028 to $22,453,630. The lingering impact of higher world oil prices on German gas prices as well as reduced maintenance downtime at the Grossenkneten desulfurization plant, which resulted in higher gas sales from the higher royalty area of western Oldenburg, combined to produce the increase in royalties. The Euro continued to exhibit its weakness relative to the dollar. For each of the first three quarters the dollar value of the Euro was below that of the prior year and only in the final quarter did the value of the Euro increase over the prior year's quarter.

          The high world oil prices that lingered into the first half of fiscal 2001 continued to be reflected through the contractual delay mechanism in the high gas prices for gas sold from the Oldenburg concession throughout the year. For the first three quarters, average Oldenburg gas prices under the lower royalty rate agreement posted quarter over quarter increases reaching a high point of 1.8718 Euro cents per kilowatt hour ("Ecents/Kwh") in the third quarter. The decline in oil prices was finally reflected in gas prices during the fourth quarter with average gas prices falling to 1.5950 Ecents/Kwh. For the year, average gas prices posted a 63.9% increase to a value of 1.6643 Ecents/Kwh. Average gas prices under the higher royalty rate agreement followed a similar track rising to a high point of 1.7552 Ecents/Kwh in the third quarter before falling back to 1.6723 Ecents/Kwh in the fourth quarter. In average for the year, gas prices increased 61.5% to
1.6415 Ecents/Kwh. When we use the average exchange rates and convert prices measured in Ecents/Kwh into more familiar terms of dollars/Mcf, we see average gas prices under the lower and higher royalty rate agreements of $4.18/ Mcf and $4.19/Mcf, increases of 38.4% and 52.9%, respectively.

          For fiscal 2001 overall Oldenburg gas sales showed a slight decline for the year falling 1.44% from 218.7 billion cubic feet ("BCF") to 215.6 BCF. This decline, which was concentrated in the lower royalty rate area of eastern Oldenburg, was more than offset by an increase in gas sales from the higher royalty rate area of western Oldenburg. Western Oldenburg gas sales increased 5.7% from 93.2 BCF to 98.5 BCF in total for the year. In contrast to the prior year when the Grossenkneten plant underwent a sizeable multi-year renovation and repair program which entailed an extended reduction in processing capacity, the impact of this year's scheduled maintenance was comparatively minor. Since the gas in western Oldenburg is predominantly sour gas (which must be processed to remove the hydrogen sulfide component) the reduced downtime at Grossenkneten permitted operations to resume more quickly resulting in increased gas sales.

          With an effective royalty rate in western Oldenburg seven times greater than the royalty rate in eastern Oldenburg, changes in the percentage of sales originating from western Oldenburg can have significant effects on the level of Trust royalties. The percentage of western sales to total sales increased in fiscal 2001 from 42.60% to 45.7% reflecting the reduced downtime at the desulfurization plant.

          Since reaching its current all time low, based on the transfer rate for the Trust's royalties, of a dollar equivalent value of $0.8626 during the
Trust's third fiscal quarter,  the Euro has maintained some stability.   In
average for the year, the Euro declined 5% from a dollar equivalent of $0.9417 for fiscal 2000 to $0.8945 for fiscal 2001.

          Trust expenses increased by 17.3% from $583,226 to $684,111 reflecting higher Trustee's fees pursuant to the formula contained in the Trust Agreement and higher Trust expenses. Interest income increased 42.3% from $96,460 to $137,305 reflecting greater sums available for investment.

          During fiscal 2001 and 2000 respectively, an additional 0 and 30 Trust units were issued and $0 and $1,043 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. Management continues to believe that the number of such presentations will continue to be immaterial in the coming years. In all events, after the year 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears will be eliminated. See Note 3 to the Financial Statements contained herein for further information.


Fiscal 2000 versus Fiscal 1999
------------------------------

     For fiscal 2000 the Trust's gross royalty income increased 32.7% from $10,667,478 to $14,155,028. The substantial increase in world oil prices experienced during 2000 continued to be reflected in the higher gas prices and accounted for the entire increase in the Trust's royalties. The shutdown for maintenance and repairs of the Grossenkneten desulfurization plant during the fourth quarter accounted for the majority of the decline in gas sales. The Euro remained under pressure throughout the year and continued the decline in value begun shortly after its introduction in January 1999.

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

     During fiscal 2000 and 1999 respectively, an additional 30 and 186 Trust units were issued and $1,043 and $6,425 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. Management continues to believe that the number of such presentations will continue to be immaterial in the coming years. In all events, after the year 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears will be eliminated. See Note 3 to the Financial Statements contained herein for further information.


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

Item 8.  Financial Statements and Supplementary Data
         --------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Public Accountants                          F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2001 and 2000                  F-2

  Statements of Income and Expenses on a Cash Basis
    for the Years Ended October 31, 2001, 2000 and 1999           F-3

  Statements of Undistributed Earnings
    for the Years Ended October 31, 2001, 2000 and 1999           F-4

  Statements of Changes in Cash and Cash Equivalents
    for the Years Ended October 31, 2001, 2000 and 1999           F-5

  Notes to Financial Statements                                F-6 - F-9

Schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ----------------------------------------


To North European Oil Royalty Trust:


We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 2001 and 2000 and the related statements of income and expenses on a cash basis, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 2001 and 2000, and its income and expenses, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 2001, all on the cash basis of accounting.

As discussed in Note 3, the Trust has a contingent liability relating to unclaimed units and distributions. No reserves are established or reflected in the financial statements for the possibility that funds would be required to satisfy such claims.

                                                  /s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey
November 8, 2001 (except with respect to Note 4
as to which the date is December 4, 2001)

                                    F-1



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2001 AND 2000
                       -------------------------

                ASSETS                         2001          2000
                ------                     ------------  ------------

Current Assets --
  Cash and cash equivalents (Note 1)        $5,391,320    $2,946,596



Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $5,391,321    $2,946,597

                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Cash distributions payable
  to unit owners, paid
  November 2001 and 2000                    $5,332,083    $2,932,645


Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings (Note 1)                  59,237       13,951

                                           ------------  ------------
                                            $5,391,321    $2,946,597

                                           ============  ============







              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-2



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
       ----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
         ---------------------------------------------------


                                  2001          2000          1999
                              ------------  ------------  ------------
German gas, sulfur and
  oil royalties
  received                    $22,453,630   $14,155,028   $10,667,478


Interest income                    96,460        70,026       101,973

Trust expenses                   (684,111)     (583,226)    ( 569,081)
                              ------------  ------------  ------------
  Net income on
  a cash basis                $21,906,824   $13,668,262   $10,168,423
                              ============  ============  ============

Net income per unit
  on a cash basis                $2.47         $1.54         $1.17
                                =======       =======       =======

Cash distributions paid
  or to be paid:
  Dividends and
  distributions per
  unit paid or to be
  paid to former unlocated
  shareholders (Note 3)          $0.00         $0.00         $0.00


  Distributions per unit
  paid or to be paid to
  unit owners (Note 4)            2.46          1.56          1.17

                                -------       -------       -------
                                 $2.46         $1.56         $1.17
                                =======       =======       =======





               The accompanying notes to financial statements
                  are an integral part of these statements.

                                 F-3



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

             STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
             ---------------------------------------------
          FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
          ---------------------------------------------------


                                  2001          2000          1999
                              ------------  ------------  ------------
Balance,
  beginning of year           $     13,951  $    58,044   $    69,998

Reimbursement for prior
  payment of past dividends
  and distributions                      0            0         1,017
Net income on
  a cash basis                  21,906,824   13,668,262    10,168,423
                              ------------  ------------  ------------
                                21,920,775   13,726,306    10,239,438
                              ------------  ------------  ------------
Less:
  Dividends and
  distributions paid
  to former unlocated
  shareholders (Note 3)                 0         1,043         6,318

  Current year
  distributions paid
  or to be paid to unit
  owners (Note 4)              21,861,538    13,711,312    10,175,076
                              ------------  ------------  ------------
                               21,861,538    13,712,355    10,181,394
                              ------------  ------------  ------------
Balance, end of year          $    59,237   $    13,951   $    58,044
                              ============  ============  ============












               The accompanying notes to financial statements
                 are an integral part of these statements.

                                 F-4



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

      STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
      -----------------------------------------------------------
         FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
         ---------------------------------------------------


                                  2001          2000          1999
                              ------------  ------------  ------------
Sources of cash and
      cash equivalents:
  German gas, sulfur and
    oil royalties received    $22,453,630   $14,155,028   $10,667,478

  Interest income                 137,305        96,460        70,026
  Reimbursement for prior
    payment of past dividends
    and distributions                   0             0         1,017
                              ------------  ------------  ------------
                               22,590,935    14,251,488    10,738,521
Uses of cash and
      cash equivalents:
  Payment of Trust
  expenses                        684,111       583,226       569,081
  Distributions and
  dividends paid
  (Note 3)                     19,462,100    13,040,838    10,616,169
                              ------------  ------------  ------------
                               20,146,211    13,624,064    11,185,250
                              ------------  ------------  ------------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year               2,444,724       627,424   (   446,729)

Cash and cash
  equivalents,
  beginning of year             2,946,596     2,319,172     2,765,901
                              ------------  ------------  ------------
Cash and cash
  equivalents,
  end of year                 $ 5,391,320    $2,946,596   $ 2,319,172
                              ============  ============  ============



              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-5




                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2001, 2000 AND 1999
                    -------------------------------


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

      Net income per unit on the cash basis-
      --------------------------------------

      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of October 31, 2001, 2000 and 1999, there were 8,886,804, 8,886,804 and
        8,696,646 units of beneficial interest outstanding, respectively.

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

(3) Contingent liability:
    ---------------------

    The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil
        Company. From the liquidation of the Company to October 31, 2000, 721,364 Trust units were issued in exchange for Corporate or Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the year ended October 31, 2001, no units were issued in


                                 F-7



        exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total, 760,560 units were subject to the settlement. Pursuant to the Court approved settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Escheator, approximately 50% (190,128 units) have been issued to the Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims.
        As of the receipt of the November, 2001 distribution, the maximum liability of the Escheator will be $11,638,204.

      Under the Trust Agreement as deemed amended by the February 26, 1996
        Order of the Delaware Court of Chancery, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Escheator. As of October 31, 2001, there remained a total of 303,786 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 190,122 units are subject to the settlement and remain to be issued to the Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $29,889,710 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Escheator would be adequate to cover the Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.




                                 F-8



(4) Subsequent Event:
    -----------------

      In implementation of the provisions of the order of the Delaware Court of Chancery dated February 26, 1996 (the "Delaware Order"), and reported on Form 8-K filed February 26, 1996, on December 4, 2001, the Trust and the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") entered into a Settlement Agreement covering Units for which owners were unlocated but New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement covers 89,220 Units attributable to stock ownership by unlocated shareholders of predecessor corporate entities.

      Of the Units covered by the Settlement Agreement, 44,610 would be issued to the New York Administrator prior to December 31, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing of any costs relating to any claims which are allowed. After June 30, 2005, under the Delaware Order, no payments will be required for arrearages in dividends or distributions to allowed claims and the existing contingent liability concerning them will be eliminated.

      The 44,610 Units issued now will receive regular distributions of Trust royalty income. Their issuance results in a de minimis reduction (amounting to 0.502%) in Trust distributions to existing owners.

      Management of the Trust intends to continue the implementation program permitted by the Delaware Order with other states, but the impact of any such implementation will be minimal in view of the limited numbers of addresses listed in each of the other states.
























(5) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the years ended October 31, 2001 and 2000.

                              Fiscal 2001 by Quarter and Year
                -------------------------------------------------------------
                   First      Second       Third      Fourth        Year
                ----------  ----------  ----------  ---------- -------------
Royalties
  received      $6,441,960  $5,574,374  $4,983,996  $5,453,300   $22,453,630
Net income on
  a cash basis   6,322,861   5,395,154   4,870,571   5,318,238    21,906,824
Net income
  per unit on
  a cash basis      .71         .61         .55         .60          2.47
Current year cash
  distributions
  paid or
  to be paid     6,309,631   5,420,950   4,798,874   5,332,083    21,861,538
Current year cash
  distributions
  per unit          .71         .61         .54         .60          2.46


                              Fiscal 2000 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $3,499,675  $3,682,978  $3,966,769  $3,005,606   $14,155,028
Net income on
  a cash basis   3,366,006   3,541,412   3,866,073   2,894,771    13,668,262
Net income
  per unit on
  a cash basis      .39         .41         .43         .33          1.54
Current year cash
  distributions
  paid or
  to be paid     3,391,704   3,565,637   3,821,326   2,932,645    13,711,312
Current year cash
  distributions
  per unit          .39         .41         .43         .33          1.56








                                     F-9

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

          Inapplicable.


                                PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

          The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 10 2002, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 for information concerning the executive officers of the Trust.

Item 11. Executive Compensation.
         -----------------------

          The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 10, 2002, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement dated January 10, 2002, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

          The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 10, 2002 as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

                                PART IV


Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.
         --------------------------------------------------------

         (a) The following is a list of the documents filed as part of this report:

           1.  Financial Statements

               Index to Financial Statements for the Years Ended
               October 31, 2001, 2000 and 1999

               Report of Independent Public Accountants

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2001 and 2000

               Statements of Income and Expenses on a Cash Basis for the Years Ended October 31, 2001, 2000 and 1999

               Statements of Undistributed Earnings for the Years Ended October 31, 2001, 2000 and 1999

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 2001, 2000 and 1999

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: January 10,2002                 By:  /s/ John H. Van Kirk
                                             -------------------------
                                                 John H. Van Kirk,
                                                 Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 10, 2002                     /s/ John H. Van Kirk
                                            --------------------------------
                                                John H. Van Kirk, Trustee


Dated: January 10, 2002                     /s/ Robert P. Adelman
                                            --------------------------------
                                                Robert P. Adelman, Trustee


Dated: January 10, 2002                     /s/ Samuel M. Eisenstat
                                            --------------------------------
                                                Samuel M. Eisenstat, Trustee


Dated: January 10, 2002                     /s/ Willard B. Taylor
                                            --------------------------------
                                                Willard B. Taylor, Trustee

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

(22) There are no parents and no subsidiaries of the Trust.

(99.1)  Estimate of Remaining Proved Producing Reserves               34
          in the Northwest Basin of the Federal Republic of Germany as of October 1, 2001 and Calculation
          Of Cost Depletion Percentage for the 2001
          Calendar Year prepared by
          Ralph E. Davis Associates, Inc.

(99.2) Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery on
          Form 8-K, filed February 26, 1996.