Form 10-K/A
period 2001-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2002-02-15
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K/A

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2001  or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

  Notes to Financial Statements                                F-6 - F-10

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

      Cash and cash equivalents-
      --------------------------

      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with maturities of three months or less from the date of purchase.

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

    On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total, 760,560 units were subject to the settlement. Pursuant to the Court approved settlement, 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50% (190,128 units) have been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through
        June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated.
        Under the terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the November, 2001 distribution, the maximum liability of the Delaware Escheator will be $11,638,204.

      Under the Trust Agreement as deemed amended by the February 26, 1996
        Order of the Delaware Court of Chancery, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator. As of October 31, 2001, there remained a total of 303,786 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 190,122 units are subject to the settlement and remain to be issued to the Delaware Escheator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $29,889,710 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator would be adequate to cover the Delaware Escheator's share of any subsequent claims. In any event, the Trust's contingent liability for such claims will be eliminated in 2005.




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





















                                   F-9


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









                                     F-10


                               SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: February 14, 2002                 By:  /s/ John H. Van Kirk
                                             -------------------------
                                                 John H. Van Kirk,
                                                 Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: February 14, 2002                    /s/ John H. Van Kirk
                                            --------------------------------
                                                John H. Van Kirk, Trustee


Dated: February 14, 2002                    /s/ Robert P. Adelman
                                            --------------------------------
                                                Robert P. Adelman, Trustee


Dated: February 14, 2002                    /s/ Samuel M. Eisenstat
                                            --------------------------------
                                                Samuel M. Eisenstat, Trustee


Dated: February 14, 2002                    /s/ Willard B. Taylor
                                            --------------------------------
                                                Willard B. Taylor, Trustee


Dated: February 14, 2002                    /s/ Rosalie J. Wolf
                                            --------------------------------
                                                Rosalie J. Wolf, Trustee