Form 10-Q
period 2002-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2002-03-15
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2002    or

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
Yes   X        No
    -----         -----


Class                                     Outstanding at January 31, 2002
-----                                     -------------------------------
Units of Beneficial Interest                        8,931,414





                                   -2-
                             ARTHUR ANDERSEN
                        ACCOUNTANTS' REVIEW REPORT
                       ----------------------------

To the Unit Owners and Trustees of
North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of
January 31, 2002 and the related statements of income and expenses on a cash basis for the three months ended January 31, 2002 and 2001, and the related statements of changes in cash and cash equivalents and undistributed earnings for the three months ended January 31, 2002 and 2001. These financial statements are the responsibility of the Trust's management.

The statement of assets, liabilities and trust corpus as of October 31, 2001 of the Trust was maintained on a cash basis rather than the accrual basis of accounting and was audited by us. Our report dated November 8, 2001, except with respect to Note 4 as to which the date is December 4, 2001, indicates the statement did not purport to present, and in our opinion did not present, financial position and results of operations in conformity with accounting principles generally accepted in the United States which require the use of the accrual basis of accounting. We have not performed any auditing procedures since that date.

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

As discussed in Note 3, the Trust has a contingent liability relating to unclaimed units and distributions. No reserves are established or reflected in the financial statements for the possibility that funds would be required to satisfy such claims.
                                          /s/ Arthur Andersen LLP
                                         -------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
February 7, 2002

                                   -3-
                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
        --------------------

           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
             -----------------------------------------------------
                                                2002                2001
                                           --------------      -------------
                                                     (unaudited)
German gas, oil and sulfur
   royalties received                       $ 4,765,084         $ 6,441,960
                                            -----------         -----------
Interest income                                  24,302              30,310
                                            -----------         -----------
Trust expenses                              (   246,541)        (   149,409)
                                            -----------         -----------
   Net income on a cash basis               $ 4,542,845         $ 6,322,861
                                            ===========         ===========
Net income per unit on a cash basis            $ .51               $ .71
                                               ======              ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                 .00
   Distributions per unit to be paid to
   unit owners                                 $ .51               $ .71
                                               ======              ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2002 AND OCTOBER 31, 2001
                      -------------------------------------
                                                2002                2001
                                           --------------      -------------
                                            (unaudited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 4,602,082         $ 5,391,320
Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                   1
                                            -----------         -----------
Total Assets                                $ 4,602,083         $ 5,391,321
                                            ===========         ===========

Current liabilities - - Cash distributions
   payable to unit owners                   $ 4,555,021         $ 5,332,083
Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                   1
Undistributed earnings                           47,061              59,237
                                            -----------         -----------
Total Liabilities and Trust Corpus          $ 4,602,083         $ 5,391,321
                                            ===========         ===========

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.

                                   -4-
          STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
             ----------------------------------------------------
                                                2002                2001
                                           --------------      -------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 4,765,084         $ 6,441,960
   Interest income                               24,302              30,310
                                            -----------         -----------
                                            $ 4,789,386         $ 6,472,270
                                            ===========         ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    246,541             149,409
   Distributions and dividends paid (Note 3)  5,332,083           2,932,645
                                            -----------         -----------
                                              5,578,624           3,082,054
                                            -----------         -----------
Net increase(decrease) in cash and
   cash equivalents during the period        (  789,238)          3,390,216
Cash and cash equivalents,
   beginning of period                        5,391,320           2,946,596
                                            -----------         -----------
Cash and cash equivalents,
   end of period                            $ 4,602,082         $ 6,336,812
                                            ===========         ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
              ----------------------------------------------------

                                                2002                2001
                                           -------------       -------------
                                                      (unaudited)
Balance, beginning of period                $    59,237         $    13,951
Net income on a cash basis                    4,542,845           6,322,861
                                            -----------         -----------
                                              4,602,082           6,336,812
                                            -----------         -----------

Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)             0                   0
   Current year distributions paid or
   to be paid to unit owners (Note 3)         4,555,021           6,309,631
                                            -----------         -----------
                                              4,555,021           6,309,631
                                            -----------         -----------
Balance, end of period                      $    47,061         $    27,181
                                            ===========         ===========

    The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.


                                   -5-
                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

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



                                   -6-
    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 2002 and 2001, there were 8,931,414 and 8,886,804 units of beneficial interest outstanding, respectively.


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


(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and of North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2001, 721,364 Trust units were issued in exchange for Corporate or Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the three-month period ended January 31, 2002, there were no units issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator ("Delaware Escheator") was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units, of which 760,560 were subject to the settlement, representing the unexchanged shares of the Trust's predecessor corporations. Under the settlement, 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50% (190,128 units) have been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to
      June 30, 2005, subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005.

                                   -7-
      Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the February, 2002 distribution, the maximum liability of the Delaware Escheator will be $11,902,405.

      In addition to the agreement reached with the Delaware Escheator, on December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering Units for which owners were unlocated but New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement covers 89,220 Units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the Units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing of any costs relating to any claims which are allowed. As of the receipt of the February, 2002 distribution, the maximum liability of the New York Administrator will be $860,973.

      Under the Trust Agreement as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of January 31, 2002, there remained a total of 259,176 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $30,021,890 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would be adequate to cover their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.













                                   -8-
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------

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

      Net income on a cash basis for the first quarter of fiscal 2002 was $4,542,845. This level of income permitted a distribution of 51 cents per unit which was paid on February 27, 2002 to owners of record as of February 15, 2002. Gross royalty income of $4,765,084 for the quarter ended January 31, 2002 was 26% lower than royalty income for the same period last year. This royalty income was based on sales of gas, oil and sulfur from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2001.

      While all factors affecting the level of royalty income showed declines during the first quarter of fiscal 2002 when compared to the prior year's corresponding quarter, the most significant factor was the decline in gas sales for the higher royalty area of western Oldenburg. Overall gas sales from Oldenburg fell by 12.7% to 57.98 Billion cubic feet ("Bcf"). Gas sales from western Oldenburg, which account for approximately 75% of the Trust's royalty income, declined by 12.9% to 23.29 Bcf. Average prices for gas sold under the higher royalty rate agreement covering western Oldenburg dropped 3.9% to 1.5001 Euro cents per Kwh ("Ecents/Kwh"). Average prices for gas sold under the lower royalty rate agreement covering the entire Oldenburg area dropped 12.3% to 1.3999 Ecents/Kwh. Finally, the average value for the Euro declined by 3.2% compared to the prior year's equivalent quarter from a dollar equivalent of .9020 to .8728. Using this average value for the Euro and converting gas prices into more familiar terms, gas prices under the higher and lower royalty rate agreements averaged $3.78 per Mcf and $3.42 per Mcf, respectively. The decline in gas sales can most likely be traced to a combination of reduced demand engendered by the economic slowdown in Germany and the warmer weather experienced during the period. The decline in gas prices can be traced to the impact of lower world oil prices on the pricing mechanisms in the various contracts under which the gas is sold.
The worldwide economic slowdown, significantly warmer weather in many areas, OPEC's slow reaction in cutting output and non-OPEC producers continuing high production have all contributed to an excess of oil on the world market and the resulting drop in prices.



                                   -9-
      The Annual Meeting of Unit Owners was held on February 13, 2002 at the University Club in New York City. Approximately 30 unit owners attended and over 80% of all units outstanding were represented in person or by proxy. The five serving Trustees were elected and the appointment of Arthur Andersen LLP as Trust auditor for the 2002 fiscal year was ratified. In the discussion period the topics of discussion ranged from the Trustees' choice of Arthur Andersen LLP as auditor to the impact of horizontal drilling on gas reserves.

      Robert P. Adelman, chairperson of the Trust's Audit Committee, briefly addressed the meeting and explained the Trust's position with respect to the recent adverse publicity surrounding Arthur Andersen. The Trustees and management have always found the representatives of Arthur Andersen providing services for the Trust to be intelligent, knowledgeable and responsive and consider them to be persons of professional and personal integrity and ability. Arthur Andersen has served as auditor for the Trust and its
predecessor North European Oil Company since 1966.   The Trust reports on a
cash basis, carries no debt and has no requirements for off balance sheet reporting of items. The simplicity of the required audit work done domestically by Arthur Andersen has allowed the Trust to limit audit expenses to their low level. In Germany the relationship goes back even further with Arthur Andersen examining the books of the operating companies to ensure the accuracy of reported royalty payments and, where applicable, reviewing the reporting of deductible costs under the lower royalty rate agreement. The individuals assigned by Arthur Andersen in Germany have worked in that capacity for more than a decade and the experience gained over this extensive period by these individuals has benefitted the Trust with a more comprehensive understanding of the operating companies. The representatives of Arthur Andersen, both in the U.S. and in Germany, directly responsible for the work with the Trust have had no involvement with the audit or consulting work for any of the public companies which prompted the ongoing inquiries. The Trustees and management will continue to monitor the situation.

      While there was no drilling activity during 2001, the operating companies commenced drilling their first well of 2002 in the early days of January. This well, Doetlingen Z-13a, is a production well located in the eastern portion of Oldenburg and is a horizontal deviation from the existing well site. The operating companies have exploited the advantages of horizontal drilling by using this technology almost exclusively for more than a decade. This technology has allowed the operating companies to maintain a very stable level of gas sales and reserves for an extended period of time with relatively minor investments in exploration and drilling. By working off existing well sites with current permits and safety measures in place, delays and expenses associated with the establishment of a new well site are avoided. The level of recoverable reserves possible through horizontal drilling and the associated acidizing or fracturing processes far exceed the level of recoverable reserves of a corresponding number of
vertical wells.   Due to the dense and non-porous nature of the Zechstein
geological strata in which the bulk of Oldenburg gas is found, the use of the horizontal drilling has proven to be extremely effective. Furthermore, the experience gained by the operating companies in their use of this technology will serve them very well when they attempt to exploit the Carboniferous strata which is found at a greater depth than the Zechstein.



                                   -10-
      At the request of the New York Stock Exchange, effective with the opening of business on January 29, 2002 the ticker symbol under which Trust units are traded on the NYSE was changed from "NET" to "NRT".

      Trust expenses of $246,541 were substantially higher than the prior year due primarily to increased legal expenses relating to the settlement reached between the Trust and the Administrator of Unclaimed Property for the State of New York. Biannual work performed by personnel from Arthur Andersen Germany in examining the royalty payments and costs of the operating companies added to the level of Trust expenses. Trustees fees were higher because one of the positions of Trustee was vacant last year whereas now it has been filled. Interest income declined reflecting the reduced funds available for investment and the lower interest rates on those funds.

      The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2002, compared to that at fiscal year end (October 31, 2001), shows a decrease in assets due to lower royalty receipts during the quarter.

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


                   -----------------------------------


      This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward looking statement. The statements contained herein are based on the Trustees' current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results and events may vary significantly from those discussed in the forward looking statements.

















                                   -11-
                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The Annual Meeting of Unit Owners was held February 13, 2002.

     (b) The following persons were elected as Trustees of the Trust to serve until the 2003 Annual Meeting of Unit Owners:

          Robert P. Adelman    (7,098,850 votes for; 74,386 withheld)
          Samuel M. Eisenstat  (7,094,720 votes for; 78,516 withheld)
          Willard B. Taylor    (7,097,219 votes for; 76,017 withheld)
          John H. Van Kirk     (7,003,605 votes for; 169,631 withheld)
          Rosalie J. Wolf      (7,091,484 votes for; 81,752 withheld)

     (c) The designation of the firm of Arthur Andersen LLP as auditor for the Trust for 2002 fiscal year was ratified with the following vote totals:

          6,089,265 votes for; 979,983 votes against and 103,988 abstained.


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

            None.

     (b)  Reports on Form 8-K.

            None.























                                   -12-
                                 SIGNATURE
                                 ---------


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

Dated: March 14, 2002