Form 10-Q
period 2002-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2002-06-05
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2002    or

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
Yes   X        No

          Class                                Outstanding at April 30, 2002
----------------------------                  -------------------------------
Units of Beneficial Interest                             8,931,414







                                  ANDERSEN

                          ACCOUNTANTS' REVIEW REPORT
                         ----------------------------

To the Unit Owners and Trustees of
North European Oil Royalty Trust:

We have reviewed the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of
April 30, 2002 and the related statements of income and expenses on a cash basis for the three and six months ended April 30, 2002 and 2001, and the related statements of changes in cash and cash equivalents and undistributed earnings for the six months ended April 30, 2002 and 2001. These financial statements are the responsibility of the Trust's management.

The statement of assets, liabilities and trust corpus as of October 31, 2001 of the Trust was maintained on a cash basis rather than the accrual basis of accounting and was audited by us. Our report dated November 8, 2001 indicates the statement did not purport to present, and in our opinion did not present, financial position and results of operations in conformity with accounting principles generally accepted in the United States which require the use of the accrual basis of accounting. We have not performed any auditing procedures since that date.

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

                                          /s/ Arthur Andersen LLP
                                         ------------------------
                                              ARTHUR ANDERSEN LLP
Roseland, New Jersey
May 8, 2002

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
----------------------------
          STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001
             -----------------------------------------------------
                                               2002                  2001
                                           ------------         ------------
German gas, oil and sulfur
   royalties received                       $ 4,504,767          $ 5,574,374
                                            -----------          -----------
Interest income                                  12,551               46,609
                                            -----------          -----------
Trust expenses                              (    25,020)         (   225,829)
                                            -----------          -----------
   Net income on a cash basis               $ 4,492,298          $ 5,395,154
                                            ===========          ===========

Net income per unit on a cash basis            $ .50                $ .61
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .50                $ .61
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 2002 AND OCTOBER 31, 2001
                      -------------------------------------
                                               2002                  2001
                                           ------------         ------------
Current assets - - Cash and
   cash equivalents (Note 1)                $ 4,539,359          $ 5,391,320

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 4,539,360          $ 5,391,321

Current liabilities - - Cash distributions
payable to unit owners                      $ 4,465,707          $ 5,332,083

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           73,652               59,237
                                            -----------          -----------
                                            $ 4,539,360          $ 5,391,321


        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
               --------------------------------------------------

                                               2002                  2001
                                           ------------         ------------
German gas, oil and sulfur
   royalties received                       $ 9,269,851          $12,016,334
                                            -----------          -----------
Interest income                                  36,853               76,919
                                            -----------          -----------
Trust expenses                              (   271,561)         (   375,238)
                                            -----------          -----------
     Net income on a cash basis             $ 9,035,143          $11,718,015
                                            ===========          ===========
Net income per unit on a cash basis             $1.01                $1.32
                                                =====                =====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                               $1.01                $1.32
                                                =====                =====





























        The accompanying accountants' review report and the notes to financial statements should be read in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
              ----------------------------------------------------
                                               2002                  2001
                                           ------------         ------------
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 9,269,851          $12,016,334
   Interest income                               36,853               76,919
                                            -----------          -----------
                                              9,306,704           12,093,253
                                            ===========          ===========

Uses of cash and cash equivalents:
   Payment of Trust expenses                    271,561              375,238
   Distributions and dividends paid (Note 3)  9,887,104            9,242,230
                                            -----------          -----------
                                             10,158,665            9,617,468
                                            -----------          -----------
Net increase(decrease)in cash and
   cash equivalents during the period          (851,961)           2,475,785

Cash and cash equivalents,
   beginning of period                        5,391,320            2,946,596
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 4,539,359          $ 5,422,381
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
              ----------------------------------------------------
                                               2002                  2001
                                           ------------         ------------
Balance, beginning of period                $    59,237          $    13,951

Net income on a cash basis                    9,035,143           11,718,015
                                            -----------          -----------
                                              9,094,380           11,731,966
                                            -----------          -----------
Less:
   Dividends and distributions paid to
    former unlocated shareholders (Note 3)            0                    0
   Current year distributions paid or
    to be paid to unit owners (Note 3)        9,020,728           11,730,536
                                            -----------          -----------
                                              9,020,728           11,730,536
                                            -----------          -----------
Balance, end of period                      $    73,652          $     1,430
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






    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of April 30, 2002 and 2001, there were 8,931,414 and 8,886,804 units of beneficial interest outstanding respectively.


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

(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2001, 721,364 units were issued in exchange for Corporate and Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the six-month period ended April 30, 2002 no units were issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator ("Delaware Escheator") was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50%(190,128 units) have been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares
       subject to the settlement will be completely eliminated.   Under the
       terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the May, 2002 distribution, the maximum liability of the Delaware Escheator will be $12,161,383.

      In addition to the agreement reached with the Delaware Escheator, on December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing of any costs relating to any claims which are allowed. As of the receipt of the May, 2002 distribution, the maximum liability of the New York Administrator will be $883,278.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of April 30, 2002, there remained a total of 259,176 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $30,151,477 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would be adequate to cover their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.














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

          For unit owners changes in value of the Euro have both an immediate and a long term impact. The immediate impact relates to the determination of the number of dollars the Trust receives when Euros are converted into dollars at the time of the transfer of the royalties from Germany to the U.S. At the time of the exchange a higher exchange rate would yield more dollars and a lower exchange rate fewer. The long term impact comes into play through the mechanism of gas pricing. With the price of light heating oil used as a component in the calculation of gas prices in the various contracts under which the gas is sold, changes in world crude oil prices are eventually reflected in gas prices. Since oil on the international market is priced in dollars, a lower exchange rate for the Euro means that oil imported into Germany is more expensive which results in higher local oil prices. A higher exchange rate for the Euro means that oil imported into Germany is less expensive which results in lower local oil prices. These higher or lower local oil prices are in turn reflected in higher or lower gas prices.




          For the second quarter of fiscal 2002 ended April 30, 2002, the Trust's net royalty income was $4,492,298, 16.7% lower than the prior year's period. This royalty income was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2002. This level of income allowed a distribution of 50 cents per unit payable on May 29, 2002 to owners of record as of May 10, 2002. For the six month period, the Trust's net royalty income was $9,035,143. This is a decrease of 22.7% from the prior year's period and permitted total distributions of $1.01 per unit.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. In the quarter just ended all of these factors had a negative impact on Trust royalties.

          Under the lower royalty rate agreement with BEB, the joint venture between the German subsidiaries of Exxon Mobil and the Royal Dutch Group, covering the entire Oldenburg concession, gas sales were
     52.7 billion cubic feet ("Bcf"), down 7.3% from 56.9 Bcf for the second quarter of fiscal 2001. Under the higher royalty rate agreement with the German subsidiary of Exxon Mobil covering western Oldenburg, gas sales were 23.0 Bcf, down 10.7% from 25.8 Bcf for the second quarter of
     fiscal 2001.   The average price for gas sold under the lower royalty
     rate agreement was 1.5107 Euro cents per Kilowatt hour ("Ecents/Kwh"), down 9.1% from 1.6620 Ecents/Kwh the average for the second quarter of fiscal 2001. The average price for gas sold under the higher royalty rate agreement was 1.3878 Ecents/Kwh, down 13.4% from 1.6016 Ecents/Kwh the average for the second quarter of fiscal 2001. Under the lower royalty rate agreement the average value of the Euro based on the monthly transfer of royalties to the U.S. was $0.8783, down 2.7% from $0.9025 the average value for the second quarter of fiscal 2001. Under the lower royalty rate agreement the average value of the Euro was $0.8767, down 2.6% from $0.9004 the average value for the second quarter of fiscal 2001. Converting the average gas prices using the average exchange rates for the quarter into more familiar terms yields an average gas price under both the lower and higher royalty rate agreements of $3.50 per thousand cubic feet.

          The significance of changes in the exchange rate and the amount and price of gas sold from the Oldenburg concession is shown through the impact on Trust income that results from the application of the particular royalty rate. Under the lower royalty rate agreement the lower gas sales, prices and exchange rate resulted in a 15.2% decline in royalties from gas sales to $1,542,484 from $1,819,655 for the second quarter of fiscal 2001. This 15.2% decline represented a drop of $ 277,171 in royalties. Under the higher royalty rate agreement from which the Trust derives the bulk of its royalties, the concentration of reduction in gas sales in the western area of Oldenburg along with lower gas prices and a lower average exchange rate resulted in a 24% decline in royalties from gas sales to $3,218,343 from $4,234,465 for the second quarter of fiscal 2001. This 24% decline represented a drop of $1,016,122 in royalties. Because of the higher royalty rate, the impact of changes in factors affecting the royalty calculation, whether positive or in this case negative, are magnified.


          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2002, compared to that at fiscal year end (October 31, 2001), shows a decline in assets due to lower royalty receipts during the quarter.

          Interest income was lower reflecting the reduced funds available for investment. Compared to the prior year, Trust expenses for the second quarter were significantly lower due to the reimbursement by the New York Stock Exchange for expenses associated with the Trust's symbol change from "NET" to "NRT" on January 29, 2002.

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


                        Part II -- OTHER INFORMATION
                        ----------------------------


Item 5.  Other Information.
         -----------------

                  REPORT ON DRILLING AND GEOPHYSICAL WORK

          The Trust's consultant in Germany has provided a translation and analysis of a report supplied by the operating companies outlining the drilling and seismic activity completed in 2001 and planned for 2002. As in 2001, there is no seismic field work planned for 2002. The operating companies have planned a continuing evaluation of previous seismic work including the application of newly developed filter techniques as part of this evaluation process. This laboratory work is necessary as it forms the basis for all decisions with respect to drilling as well as further seismic field work. It also contributes directly to the operating companies' high success rate in their drilling program as well as to the success in their efforts to maintain and extend the life of the reserves. As a result of the analysis of earlier 2-D seismic data, the operating companies have begun the process of obtaining permits to conduct 3-D seismic work in the Zwischenahn area. The 3-D seismic studies provide a much clearer picture of possible gas bearing zones for future development. The previous work on evaluating the development prospects of the very deep Carboniferous zone, which falls into the category of long term projects, continues with further seismic study required. However, in current drilling projects located outside the boundaries of the Oldenburg concession the operating companies hope to gain experience in multi-lateral and multi-reservoir horizontal wells at the extreme depths that will be required to eventually exploit the gas reserves present in the Carboniferous zone within the Oldenburg concession.



          The two wells that had been planned for 2001 were postponed until 2002 partially due to complex drilling problems that had to be resolved before drilling commenced. Drilling on the horizontal production well Doetlingen Z-13a commenced in January, 2002 and will be completed some time in May or June with production scheduled to start in July. This well is scheduled to be followed by a second horizontal production well Hemmelte Z-8a that is planned to enter production before the end of 2002. Current plans continue with the scheduled start and completion of horizontal production well Goldenstedt Z-12a in 2003.

          In addition to the ongoing drilling operations, the operating companies are continuing with various plans and operations to ensure a steady production of gas from the Oldenburg concession. Preparation work on three future drilling projects, Kneheim Z-5, Sage Z-4 and Doetlingen-Ost Z-2, has been scheduled. Production wells Brinkholz Z-2 and Z-4 are scheduled to be equipped with a joint dehydration unit in July that will address continuing water problems and permit an increase in their production capacity. A short maintenance program for the Grossenkneten desulfurization plant is scheduled for the May-June period during which production will be reduced by one-third.


                  ------------------------------------------


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
























Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

   (a)   Exhibits.


         Exhibit 99.1. A letter dated May 8, 2002 from Arthur Andersen LLP representing that their review in accordance with Statement on Auditing Standards No. 71 was subject to their quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and other applicable requirements.


   (b)   Reports on Form 8-K.

         A report on Form 8-K dated February 14, 2002 was filed with the Securities and Exchange Commission reporting the announcement of a change in the ticker symbol used on the New York Stock Exchange for units of beneficial interest in North European Oil Royalty Trust from "NET" to "NRT" and the subsequent commencement of trading under that new symbol.



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

Dated: May 23, 2002