Form 10-Q
period 2002-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2002-09-16
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2002    or

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

Class                                     Outstanding at August 31, 2002
----------------------------              ------------------------------
Units of Beneficial Interest                        8,931,414








                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
----------------------------
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001
             -------------------------------------------------
                                                2002                2001
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 4,580,463          $ 4,983,996
                                            -----------          -----------
Interest income                                  11,874               35,447
                                            -----------          -----------
Trust expenses                              (   148,634)         (   148,872)
                                            -----------          -----------
   Net income on a cash basis               $ 4,443,703          $ 4,870,571
                                            ===========          ===========

Net income per unit on a cash basis            $ .50                $ .55
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .50                $ .54
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2002 AND OCTOBER 31, 2001
                      ----------------------------------
                                                2002                2001
                                         -----------------   -----------------
                                            (unaudited)          (audited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 4,517,355          $ 5,391,320

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 4,517,356          $ 5,391,321
                                            ===========          ===========
Current liabilities - - Cash distributions
payable to unit owners                      $ 4,465,707          $ 5,332,083

Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           51,648               59,237
                                            -----------          -----------
                                            $ 4,517,356          $ 5,391,321
                                            ===========          ===========
               The notes to financial statements should be read
                     in conjunction with these statements.
           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
               --------------------------------------------------

                                                2002                2001
                                         -----------------   -----------------
                                                      (unaudited)

German gas, oil and sulfur
   royalties received                       $13,850,314          $17,000,330
                                            -----------          -----------
Interest income                                  48,727              112,366
                                            -----------          -----------
Trust expenses                              (   420,195)         (   524,110)
                                            -----------          -----------
     Net income on a cash basis             $13,478,846          $16,588,586
                                            ===========          ===========
Net income per unit on a cash basis            $1.51                $1.87
                                               =====                =====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                              $1.51                $1.86
                                               =====                =====



























               The notes to financial statements should be read
                    in conjunction with these statements.
           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                ------------------------------------------------
                                                2002                2001
                                         -----------------   -----------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $13,850,314          $17,000,330
   Interest income                               48,727              112,366
                                            -----------          -----------
                                             13,899,041           17,112,696
                                            -----------          -----------
Uses of cash and cash equivalents:
   Payment of Trust expenses                    420,195              524,110
   Distributions and dividends paid (Note 3) 14,352,811           14,663,226
                                            -----------          -----------
                                             14,773,006           15,187,336
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period          (873,965)           1,925,360
Cash and cash equivalents,
   beginning of period                        5,391,320            2,946,596
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 4,517,355          $ 4,871,956
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                ------------------------------------------------
                                                2002                2001
                                         -----------------   -----------------
                                                      (unaudited)
Balance, beginning of period                $    59,237          $    13,951

Net income on a cash basis                   13,478,846           16,588,586
                                            -----------          -----------
                                             13,538,083           16,602,537
                                            -----------          -----------
Less:
   Dividends and distributions paid to
   former unlocated shareholders (Note 3)             0                    0
   Current year distributions paid or
   to be paid to unit owners (Note 3)        13,486,435           16,529,455
                                            -----------          -----------
                                             13,486,435           16,529,455
                                            -----------          -----------
Balance, end of period                      $    51,648          $    73,082
                                            ===========          ===========




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

    Producing gas and oil
           royalty rights -
    ---------------------
      The rights to certain gas and oil royalties in Germany were transferred to the Trust at its inception by North European Oil Company (the "Company") (see Note 2). At that time the net book value of the royalty rights was $1,640,060. By 1992, as a result of the intervening amortization, the net book value of the royalty rights had been reduced to such a level that the net book value bore no meaningful relationship to the fair market value of such rights or the actual amount of proved producing reserves. At that time it was determined that the remaining net book value of royalty rights was de minimis and after a final amortization would henceforth be carried on the books of the Trust at a nominal value of $1.

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




    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of July 31, 2002 and 2001, there were 8,931,414 and 8,886,804 units of beneficial interest outstanding respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust.


(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2001, 721,364 units were issued in exchange for Corporate and Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 2002, there were no units issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Escheator, approximately 50% (190,128 units) have been issued to the Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through
      June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("Subsequent Claims") were paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, Subsequent Claims will be paid by the Escheator and the Trust on a 75:25 basis. Any Subsequent Claims will reduce the number of units to be issued to the Escheator in 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for Subsequent Claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of Subsequent Claims. As of the receipt of the August, 2002 distribution, the maximum liability of the Escheator will be $12,420,360.

      In addition to the agreement reached with the Delaware Escheator, on December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but for whom New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing of any costs relating to any claims which are allowed. As of the receipt of the August, 2002 distribution, the maximum liability of the New York Administrator will be $905,583.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of July 30, 2002, there remained a total of 259,176 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $30,281,066 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would not be less than their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.























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

     The operating companies, subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust. Natural gas provides approximately 98% of the total royalties. Within the Oldenburg concession there are two overriding royalty rates in effect on sales of natural gas. The Trust receives a 4% royalty from the western portion of the concession. The Trust also receives a 0.6667% royalty (adjusted to account for an agreed portion of costs), which covers the entire concession. The royalties are initially paid in Euros and are converted into U.S. dollars at the agreed upon Euro/dollar exchange rate just prior to their transfer from Germany.

     Although the Trust itself does not have access to the specific sales contracts under which the Oldenburg gas is sold, a third party contractor, retained by the Trust, examines these contracts periodically. They have informed the Trust that these contracts contain pricing mechanisms which use a number of factors with varying time delays to price the gas being sold. For the Trust there are two elements of these contracts that are very significant. The first element is the utilization of the price of light heating oil in Germany as the primary pricing factor in many of these contracts. The price of light heating oil is in turn affected by the price of oil on the international market. The second element is a three to six month delay before changes in pricing factors are translated into changes in the price of gas.

     Net income of the Trust for the third quarter of fiscal 2002, ended
July 31, 2002, was $4,443,703, 8.7% lower than the prior year's period. This income was primarily derived from royalties paid on sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2002. For the nine month fiscal period ended
July 31, 2002, net income of the Trust decreased 18.7% from $16,588,586 to $13,478,846. This income was primarily derived from royalties paid on sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2001 through the second calendar quarter of 2002.

     The primary factor affecting royalty revenue for the quarter just ended was the decline in gas prices. With the regularly scheduled maintenance at the Grossenkneten desulfurization plant shifted to some time in the August/September 2002 period, the plant was able to operate uninterrupted during the quarter just ended as compared to the third quarter of fiscal 2001 when maintenance was conducted during May. With the plant operating at full capacity for the entire period, gas production and sales for both the higher and lower royalty rate areas posted increases over the prior year. With the recent weakness in the U.S. equity markets and the perception that the U.S. economy was not improving as quickly as expected, the Euro was able to sustain a significant rally, even briefly exceeding parity with the dollar. While the Euro's value has fallen back somewhat from its recent highs, the higher value of the Euro increased the amount of dollars received when the royalties were transferred to the U.S. and converted into dollars. However, despite the improvement in the value of the Euro and the increases in sales of gas, these two positive factors could not offset the greater impact of lower gas prices. For the nine month period a combination of the lower international oil prices and the weak German economy combined to reduce both gas prices and the volume of gas sales. The average value of the Euro was only modestly higher.

     Under the higher royalty rate agreement with the German subsidiary of Exxon Mobil covering western Oldenburg (from which the Trust derives the bulk of its royalties), average gas prices for the quarter and the nine month period declined 16.08% and 10.92% respectively from the equivalent period for the prior year. For the quarter average gas prices fell from 1.7552 Euro cents per Kilowatt hour ("Ecents/Kwh") to 1.4730 Ecents/Kwh. For the nine month period average gas prices fell from 1.6317 Euro cents per Kilowatt hour ("Ecents/Kwh") to 1.4535 Ecents/Kwh. Converting these gas prices using the average exchange rate for the relative period, the average price for gas sold under the higher royalty rate agreement for the quarter and the nine month period was $4.03 and $3.77 per Mcf respectively. Under the lower royalty rate agreement with BEB, a joint venture between Exxon Mobil and the Royal Dutch Group, covering gas sales from the entire Oldenburg concession, average gas prices for the quarter declined 26.35% from 1.8718 Ecents/Kwh to 1.3785 Ecents/Kwh. For the nine month period average gas prices declined 15.2% from
1.6882 Ecents/Kwh to 1.4317 Ecents/Kwh. Converting these prices using the average exchange rate for the relative period, the average price for gas sold under the lower royalty rate agreement was $3.66 and $3.59 per Mcf for the quarter and the nine month period respectively.

     Except for regular annual maintenance normally scheduled for the lower demand period during the summer months, the Grossenkneten desulfurization plant operates at capacity year round. In addition, there are other maintenance requirements that necessitate a more protracted shutdown. These extended maintenance requirements historically tend to average every other year and are timed to coincide with normal annual maintenance. Since approximately 80% of Oldenburg gas contains some level of hydrogen sulfide, the sour portion of sour gas, the smooth operation of Grossenkneten is extremely important to the Trust's royalty stream. During the quarter just ended overall Oldenburg gas sales increased by 5.77% from 41.72 Billion cubic feet ("Bcf") to 44.13 Bcf. Gas sales from the higher royalty rate area of western Oldenburg increased 1.57% from 21.96 Bcf to 22.31 Bcf. At this level gas sales from western Oldenburg accounted for 50.55% of total Oldenburg gas sales on a volume basis. For the nine month period overall Oldenburg gas sales declined by 6.18% from 165.04 Bcf to 154.83 Bcf. Gas sales from the higher royalty rate area of western Oldenburg declined 7.87% from 74.46 Bcf to 68.60 Bcf. At this level gas sales from western Oldenburg accounted for 44.31% of total Oldenburg gas sales on a volume basis.

     During the quarter just ended the Euro posted its most significant improvement since beginning its slow climb back towards parity with the dollar. At a dollar equivalent of $0.9680 in average for the quarter, the Euro increased by 10.2% from the immediately preceding quarter's average of $0.8784 and by 12.2% from the third quarter of fiscal 2001's average of
$0.8626.   This higher exchange rate had the immediate impact of increasing the amount of dollars received by the Trust when the royalties, paid in Euros, were transferred to the United States. For the nine month period the average value of the Euro was $0.9041, a 1.56% increase from the average value of $0.8902 for the prior year's nine month period.

     Adjusting for the effects of differences in prices and effective exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher on a cubic foot of gas than a similar cubic foot originating from the eastern half of Oldenburg. The impact of the combined royalty rate is illustrated by the fact that out of a total of $4,566,754 in Oldenburg gas royalties for the quarter just ended, 90.1% or $4,113,252 is attributable to gas sold under the combined royalty rate in effect in the western area. For the nine month period out of a total of $13,825,793 in Oldenburg gas royalties, 86.3% or $11,931,363 is attributable to gas sold under the combined royalty rate in effect in the western area.

     Interest income for the third quarter and the nine month period was lower due to both reduced funds available for investment and lower interest rates. Trust expenses for the third quarter were nearly identical with those of the prior year's period. For the nine month period Trust expenses were reduced due to the reimbursement by the New York Stock Exchange for expenses associated with the Trust's symbol change from "NET" to "NRT" on January 29, 2002.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2002, compared to that at fiscal year end
(October 31, 2001), shows a decrease in assets due to lower royalty receipts during the quarter.

     The Trust distribution for the third quarter of fiscal 2002 is $0.50, a decrease of 7.4% from last year's distribution of $0.54. Cumulative distributions for the nine month fiscal period are $1.51 compared to $1.86 for the prior year's period.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

     The Trust does not engage in any trading activities with respect to possible foreign exchange fluctuations. The Trust does not use any financial instruments to hedge against possible risks related to foreign exchange fluctuations. The market risk is negligible because standing instructions at its German bank require the bank to process transfers of royalty payments as soon as possible following their receipt.

                   -----------------------------------

     This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward looking statements. These include uncertainties concerning levels of gas production and gas sale prices, general economic conditions and currency exchange rates. Actual results and events may vary significantly from those discussed in the forward looking statements.










































                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 5. Other Information.
        ------------------

     In the 10-Q for the second quarter of 2002, we discussed the information supplied to the Trust by the operating companies with respect to anticipated drilling planned to be conducted during 2002. After 2001, during which no drilling had been conducted, we were informed that three wells were scheduled to be drilled during 2002 and early 2003 and initial planning work for three future drilling projects would be started as well. The first well mentioned, a horizontal well Doetlingen Z-13a, had already been started in January 2002 with an expected completion date in May 2002. The stated reason for the initial postponement of this well from 2001 to 2002 was the complex drilling problems that it presented. Unfortunately, the operating companies were all too accurate in their assessment of the problems involved. The well was not completed until July 2002 and required double drilling. Despite all the efforts, the productive length of the horizontal deviation was significantly shorter than expected, reducing the anticipated production rates. Finally, the additional time and complexity involved with the drilling of this well exhausted the 2002 Oldenburg drilling budget and caused the postponement of the other scheduled wells until 2003. However, the operating companies gained significant practical experience in dealing with the complex drilling problems associated with this well.


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

            None.

     (b)  Reports on Form 8-K.

            A Report on Form 8-K dated August 6, 2002 was filed with Securities and Exchange Commission announcing the cessation of the service of Arthur Andersen LLP as auditor for North European Oil Royalty Trust.

















                                  SIGNATURE
                                  ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        NORTH EUROPEAN OIL ROYALTY TRUST




                                        /s/  John R. Van Kirk
                                        ---------------------------------
                                             John R. Van Kirk
                                             Managing Director

Dated: September 13, 2002


































                              CERTIFICATIONS
                             ----------------

                  Certification of Chief Executive Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John H. Van Kirk, certify that:


1. I have reviewed this quarterly report on Form 10-Q of North European Oil Royalty Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:    September 13, 2002


                                          /s/ John H. Van Kirk
                                        -----------------------

                                              John H. Van Kirk
                                              Managing Trustee
                                             (Chief Executive Officer)

























                 Certification of Chief Financial Officer
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



I, John R. Van Kirk, certify that:


1. I have reviewed this quarterly report on Form 10-Q of North European Oil Royalty Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:   September 13, 2002


                                         /s/  John R. Van Kirk
                                       -------------------------

                                              John R. Van Kirk
                                              Managing Director
                                             (Chief Financial Officer)
























                  Certification of Chief Executive Officer
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Sec. 1350(a) and (b)), the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended July 31, 2002 of North European Oil Royalty Trust ("Trust") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



Dated: September 13, 2002

                                        /s/ John H. Van Kirk
                                      ------------------------

                                            John H. Van Kirk
                                            Managing Trustee
                                           (Chief Executive Officer)


































                 Certification of Chief Financial Officer
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Sec. 1350(a) and (b)), the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended July 31, 2002 of North European Oil Royalty Trust ("Trust") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



Dated: September 13, 2002

                                          /s/ John R. Van Kirk
                                        ------------------------

                                              John R. Van Kirk
                                              Managing Director
                                             (Chief Financial Officer)