Form 10-K
period 2002-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2002-12-20
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2002  or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes     No  X  .
                                 ---    ---

As of December 18, 2002, there were 8,931,414 units of beneficial interest ("units") of the Registrant outstanding, and the aggregate market value of outstanding units of beneficial interest of the Registrant held by non-affiliates of the Registrant was approximately $190,734,753 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X  No      .
                                       ---    ---


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12 and 13 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement dated January 10, 2003 for the annual meeting to be held on February 12, 2003.

                                PART I


Item 1.  Business.
         ---------

     (a)  General Development of Business.
          --------------------------------

          Registrant (the "Trust") is a grantor trust which, on behalf of the owners of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group. Under these contracts the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur. See Item 2 for descriptions of certain of these contracts.

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

          Neither the Trust nor the Trustees on behalf of the Trust conduct any active business activities or operations. The sole permitted function of the Trustees is to monitor, verify, collect, hold, invest, and distribute the royalty payments made to the Trust. Under the Trust Agreement the Trustees make quarterly distributions of the net funds received by the Trust on behalf of the unit owners. Funds temporarily held by the Trust are invested in interest bearing bank deposits, certificates of deposit, U.S. Treasury Bills or other government obligations.

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

     (c)  Narrative Description of Business.
          ----------------------------------

          Under the Trust Agreement the Trust conducts no active business operations and is restricted to collection of income from royalty rights and distribution to unit owners of the net income after payment of administrative and related expenses.

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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. Beginning in January 2001, the operating companies began making royalty payments to the Trust exclusively in Euros. Once deposited in the Trust's bank account in Germany, the Euros are converted into U.S. dollars at the rate in effect on the date of transfer. The Trust does not engage in hedge or similar transactions and the fluctuations in the conversion rate impact its financial results. The Trust has not experienced any difficulty in effecting the conversion into U.S. dollars.

          As the holder of overriding royalty rights, the Trust has no legal ability, whether by contract or operation of law, to compel production. Moreover, if an operator should determine to terminate production in any concession or lease area and to surrender the concession or lease, the royalty rights for that area would thereby be terminated. Under certain royalty agreements, the operators are required to advise the Trust of any intention to surrender lease or concession rights. In recent years no such notices have been received and management of the Trust has not been informed of any such intention. The Trust itself is precluded from undertaking any production activities and only if it could locate an alternate operator for the same areas would there be any possibility of continued royalty payments for such an area following any such termination. The likelihood of locating such an alternate operator is small because the current operating companies would be unlikely to surrender their rights for areas if continued economic return from production can be reasonably anticipated.

          The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from its royalty rights at either their present levels or otherwise. In addition, fluctuations in prices and supplies of gas and oil and the effect these fluctuations might have on royalty income to the Trust and on reserves net to the Trust cannot be accurately projected. The Trustees have no information with which to make any projections beyond information on economic conditions which is generally available to the public and thus are unwilling to make any such projections.

          While Germany has laws relating to environmental protection, the Trustees have no detailed information concerning the present or possible effect of such laws on operations in areas where the Trust holds royalty rights on production and sale of products from those areas.

          Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are not material to the regular annual income received under the royalty rights.

          The Trust, either itself or in cooperation with holders of parallel royalty rights, arranges for periodic audits of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. From time to time these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested and made.


     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
-------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2002.


     (e) Executive Officers of the Trust.
         --------------------------------

          The affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under the Trust Agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day-to-day matters are handled by the Managing Director, John R. Van Kirk.
John H. Van Kirk, who is 78 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 50 years old, has held the position of Managing Director of the Trust since November 1990. John R. Van Kirk is the son of John H. Van Kirk, the Managing Trustee.

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


Item 2.  Properties.
         -----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp., or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, Exxon Mobil Corp. owns two-thirds of OEG and the Royal Dutch Group owns one-third of OEG. The Oldenburg concession
(1,398,000 acres), covering virtually the entire former State of Oldenburg and located in the federal state of Lower Saxony, is the major source of royalty income for the Trust. Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil Corp. and the Royal Dutch Group, have formed a new company ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by either Mobil Erdgas or BEB.

          Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate. Under the royalty agreement with Mobil Erdgas there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under said agreement. The Trust is also entitled to receive from Mobil Erdgas a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales by Mobil Erdgas of sulfur at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received from the sale of sulfur under this agreement during fiscal 2002.

         Under another series of rights covering the entire Oldenburg concession and pursuant to an agreement with OEG (the "OEG Agreement"), the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs. Under the agreement previously reached with OEG, the computation system was changed as of January 2002, resulting in 50% of the field handling, treatment and transportation costs as reported for state royalty purposes being deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. Based on the limited audit access available to the Trust and the financial information provided by the operating companies, the Trust's management has not seen a material change in the amount of the Trust's royalty receipts as a result of the application of this computation system.

          The Trust also holds through Mobil Erdgas a 2% royalty interest in oil and gas sales from acreage in Bavaria, and a 0.2117% royalty under the net interest of the Bayerische Mineral Industries A.G. ("BMI"), a subsidiary of Mobil Erdgas, in concessions in Bavaria. The net interest of BMI ranges from 16-1/2 to 100% of the sales, depending on the geographic region or area. Due to the absence of royalty income under this agreement, reserves from this area in Bavaria are not included in reserve calculations for this report year. While both Mobil Erdgas and BMI have suspended production in their concessions in Bavaria, the concessions remain.

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

          The following is a schedule of royalty income for the fiscal year ended October 31, 2002 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------

Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   17,235,710
Sulfur                                                   $       76,854
Oil                                                      $      122,940


                           BY GEOGRAPHIC AREA:
                           -------------------

Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  15,188,155
Eastern Oldenburg                                        $   2,217,093
Non-Oldenburg Areas                                      $      30,256


                          BY OPERATING COMPANY:
                          ---------------------

Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas-Erdol GmbH                                  $  13,368,003
BEB                                                      $   4,067,410


          Exhibit 99.1 to this Report is a report dated December 16, 2002 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 2002, based on the limited information available, for the Oldenburg area in which the Trust now holds overriding royalty rights. That report, the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of

October 1, 2002 and Calculation of Cost Depletion Percentage for the 2002 Calendar Year, (the "Reserve and Depletion Report") was prepared by
Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ending September 30, 2002, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Reserve and Depletion Report contained herein for further details.

          In connection with the information in the Reserve and Depletion Report, note should be taken of the limited nature of the information available to the Trust. Pursuant to the arrangements under which the Trust holds royalty rights and due to the fact that the Trust is not considered an operating company within Germany, it has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised that publication of such information is not required under applicable law in Germany and that the royalty rights do not grant the Trust the right to require or compel the release of such information. Past efforts to obtain such information have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information.
The limited nature of the information available to the Trust makes many calculations impossible including, among others, the following: proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas, total gross and net productive wells, availability of oil and gas from the present reserve, contract supply for one year or acreage concentration.

          The Trust has the authority to audit, for certain limited purposes, the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum
Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Davis Associates and the Trustees believe the use of the material available is appropriate and suitable for preparation of the estimates described in the Reserve and Depletion Report. Both the Trustees and Davis Associates believe this report and these estimates to be reasonable and appropriate but they would possibly vary from statistical projections which could be made if reservoir production information (of the kind normally available to domestic producing companies) were available. The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Reserve and Depletion Report.

          Attachment A of the Reserve and Depletion Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2002 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2002, 2001, 2000, 1999 and 1998 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.  Legal Proceedings.
         ------------------

          Under the provisions of the order of the Delaware Court of Chancery dated February 26, 1996 (the "Delaware Order"), reported on
Form 8-K filed February 26, 1996, the Trust is permitted to seek resolution of escheat matters with other states. On December 4, 2001, the Trust and the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") entered into a Settlement Agreement covering units for which owners were unlocated but New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities.

          Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing of any costs relating to any claims which are allowed. After June 30, 2005, under the Delaware Order, no payments will be required for arrearages in dividends or distributions to allowed claims and the existing contingent liability concerning them will be eliminated. The 44,610 units issued on December 21, 2001 will receive regular distributions of Trust royalty income. Their issuance results in a de minimis reduction (amounting to 0.502%) in Trust distributions to existing owners. For further details see Note 3 to Financial Statements contained herein and Form 8-K filed December 28, 2001.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          Inapplicable.

                                PART II

Item 5.  Market for the Registrant Trust's Units of Beneficial Interest
         --------------------------------------------------------------
         and Related Unit Owner Matters.
         -------------------------------

          The Trust's units of beneficial interest are traded on the New York Stock Exchange (the "NYSE") under the symbol NRT. In addition, the Midwest Stock Exchange and the Boston Exchange have granted unlisted trading privileges in the Trust Units.

          Under the Trust Agreement the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2002 and 2001 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2002


                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2002                      18.000        20.570       .51
April 30, 2002                        19.030        23.250       .50
July 31, 2002                         21.000        25.400       .50
October 31, 2002                      21.600        24.590       .38


                               FISCAL YEAR 2001


                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2001                      15.125        17.850       .71
April 30, 2001                        17.000        20.900       .61
July 31, 2001                         17.700        20.650       .54
October 31, 2001                      16.250        19.450       .60


          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Reserve and Depletion Report attached as Exhibit 99.1. This report has been prepared by Davis

Associates using the limited information described under Item 2
Properties to which reference is made. The Trustees believe that the calculations and assumptions used in this report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2002 is 9.4311%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2002 calendar year are included on a special removable page in the 2002 Annual Report under "Note to Unit Owners." A separate letter containing the same information has been sent to all unit owners who were registered at any time during 2002 and who are no longer registered owners as of the end of the calendar year.

          The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor
Corporation or Company, who have not yet exchanged those shares for units, should surrender them for exchange. See Item 7 and Note 3 to the Financial Statements in Item 8 of this Report.

          As of December 18, 2002, there were 1,393 unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 604 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of The Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive units upon presentation of those shares or other evidences of ownership thereof. Management believes that the number of such presentations will continue to be immaterial in the coming years. In all events, after the year 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears will be eliminated. See Note 3 to the Financial Statements contained herein for further information.

ITEM 6.  Selected Financial Data
         -----------------------

                      North European Oil Royalty Trust
                      --------------------------------
                    Selected Financial Data (Cash Basis)
                    ------------------------------------
                For Five Fiscal Years Ended October 31, 2002
               ----------------------------------------------

                  2002         2001        2000         1999        1998
              -----------  -----------  ----------- -----------  -----------

German gas,
 sulfur, and
 oil
 royalties
 received     $17,435,504  $22,453,630  $14,155,028  $10,667,478  $13,881,870
              ===========  ===========  ===========  ===========  ===========
Net Income on a
 cash basis   $16,885,776  $21,906,824  $13,668,262  $10,168,423  $13,397,013
              ===========  ===========  ===========  ===========  ===========
Net Income per unit
 on a cash
 basis (a)       $1.89        $2.47        $1.54        $1.17         $1.54
                 =====        =====        =====        =====         =====
Units of beneficial
 interest
 outstanding
 at end
 of year (a)   8,931,414    8,886,804    8,886,804    8,696,646    8,696,460

Cash distributions
 paid or to be
 paid:
 Distributions per
   unit paid or to
   be paid to
   unit owners   $1.89        $2.46        $1.56        $1.17        $1.54
                 -----        -----        -----        -----        -----
                 $1.89        $2.46        $1.56        $1.17        $1.54
                 =====        =====        =====        =====        =====
Total assets
 at year
 end         $ 3,458,578   $ 5,391,321  $ 2,946,597  $ 2,319,173  $ 2,765,902
             ===========   ===========  ===========  ===========  ===========

(a) Net income per unit on a cash basis was calculated based on the number of units outstanding at the end of the fiscal year.

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

          The operating companies, subsidiaries of ExxonMobil Corp. and the Royal Dutch Group, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust. Of these three products, natural gas provides approximately 98% of the total royalties. The gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant, although delayed, impact on the price of gas.

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

          Another requirement for funds by the Trust relates to the occasional necessity of making lump sum payments of arrearages of dividends of a corporate predecessor and distributions previously declared by the Trust. The payment of such arrearages would require a reduction in the amount of distributions which otherwise would be made on presently outstanding units. For further information on this contingent liability and the impact of the Delaware Court order see Item 3 Legal Proceedings and Note 3 to Financial Statements contained herein.

          The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. Economic and political factors which are not foreseeable may have an impact on Trust income. The effect of changing economic conditions on the demand for energy throughout the world and future prices of oil and gas cannot be accurately projected.

     The relatively small amounts required for administrative expenses of the Trust limit the possible effect of inflation on its financial prospects. Continued price inflation would be reflected in sales prices, which with sales volumes form the basis on which the royalties paid to the Trust are computed. In addition, fluctuations in the euro/dollar exchange rate have an impact on domestic energy prices within Germany and on the amount of dollars received by the Trust upon conversion. The impact of inflation or deflation on energy prices in Germany is delayed by the use in certain long-term gas sales contracts of a deferred "trailing average" related to light fuel oil prices.


Fiscal 2002 versus Fiscal 2001
------------------------------

          For fiscal 2002 the Trust's gross royalty income decreased 22.35% from $22,453,630 to 17,435,504. The decline in world oil prices that began in the latter half of fiscal 2001 continued into this fiscal year resulting in a fairly steady decline in gas prices from the high point experienced in the third quarter of fiscal 2001. The general economic slowdown in Europe contributed to the reduction in royalties paid to the Trust by reducing the demand for natural gas thus resulting in lower sales. After lingering in the range of $0.87 for the first half of fiscal 2002, the Euro staged a rally climbing to an average of over $0.97 for the second half of fiscal 2002.

          Under the higher royalty rate agreement with Exxon Mobil the average gas price for each quarter of fiscal 2002 showed a decline when compared to the prior fiscal year's equivalent quarter. For the fiscal year gas sold under this agreement averaged 1.4394 Euro cents per kilowatt hour ("Ecents/Kwh") compared to the average sales price of 1.6415 Ecents/Kwh for fiscal 2001, a decline of 12.3%. Under the lower royalty rate agreement with BEB the average gas price for each quarter of fiscal 2002 showed a decline when compared to the prior fiscal year's equivalent quarter. For the fiscal year gas sold under this agreement averaged 1.3917 Ecents/Kwh compared to the average sales price of 1.6664 Ecents/Kwh for fiscal 2001, a decline of 16.5%. When we use the average exchange rates and convert prices measured in Ecents/Kwh into more familiar terms of dollars/Mcf, we see average gas prices under the higher and lower royalty rate agreements of $3.79/ Mcf and $3.54/Mcf, declines of 9.6% and 15.4%, respectively.

          While the annual maintenance at the Grossenkneten desulfurization plant was conducted during a different quarter than the prior fiscal year, the scope and duration of the work was similar. This fact is significant in that the ratio in the sales of sour gas and sweet gas was similar to the prior fiscal year. Since the majority of gas sold from the higher royalty rate area of western Oldenburg is sour gas and must be processed through Grossenkneten, any change in the plant's production capacity can have significant consequences to the amount of royalties the Trust receives.
In fiscal 2001 western gas sales accounted for 45.68% of overall Oldenburg gas sales. In fiscal 2002 western gas sales accounted for 45.49% of overall Oldenburg gas sales. For fiscal 2002 the decline in gas production and sales was fairly evenly divided between the western and eastern halves of the Oldenburg concession. Western gas sales declined 11.1% from 98.47 billion cubic feet ("BCF") in fiscal 2001 to 87.50 BCF in fiscal 2002. Eastern gas sales declined 10.77% from 215.56 BCF in fiscal 2001 to
192.35 BCF in fiscal 2002.

          Interest income for 2002 was lower for both the fourth quarter and the fiscal year as a whole due to reduced funds available for investment and lower interest rates in effect. Trust expenses declined by 10.7% from $684,111 in fiscal 2001 to $610,689 in fiscal 2002. Trust expenses were reduced due to the reimbursement by the New York Stock Exchange for expenses associated with the Trust's symbol change from "NET" to "NRT" on January 29, 2002. However, the amount of the reduction was substantially offset by additional legal and audit expenses associated with the change in the Trust's auditors and additional requirements imposed by the Sarbanes-Oxley of Act 2002.

          During both fiscal 2002 and 2001 no Trust units were issued and no dividends or distributions were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. Management believes that the number of such presentations will continue to be immaterial in the coming years. During fiscal 2002 an agreement was reached with the Administrator of Unclaimed Property, Office of the New York State Comptroller. Under the terms of that agreement the Trust issued 44,610 units to the State of New York and is paying current distributions on those units. After the year 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears will be eliminated. See Note 3 to the Financial Statements contained herein for further information.


Fiscal 2001 versus Fiscal 2000
------------------------------

          For fiscal 2001 the Trust's gross royalty income increased 58.6% from $14,155,028 to $22,453,630. The lingering impact of higher world oil prices on German gas prices as well as reduced maintenance downtime at the Grossenkneten desulfurization plant, which resulted in higher gas sales from the higher royalty rate area of western Oldenburg, combined to produce the increase in royalties. The Euro continued to exhibit its weakness relative to the dollar. For each of the first three quarters the dollar value of the Euro was below that of the prior fiscal year and only in the final quarter did the value of the Euro increase over the prior fiscal year's quarter.

          The high world oil prices that continued into the first half of fiscal 2001 continued to be reflected through the contractual delay mechanism in the high gas prices for gas sold from the Oldenburg concession throughout the fiscal year. For the first three quarters average Oldenburg gas prices under the lower royalty rate agreement posted quarter over quarter increases reaching a high point of 1.8718 Euro cents per kilowatt hour ("Ecents/Kwh") in the third quarter. The decline in oil prices was finally reflected in gas prices during the fourth quarter with average gas prices falling to 1.5950 Ecents/Kwh. For the fiscal year average gas prices posted a 63.9% increase to a value of 1.6643 Ecents/Kwh. Average gas prices under the higher royalty rate agreement followed a similar track rising to a high point of 1.7552 Ecents/Kwh in the third quarter before falling back to
1.6723 Ecents/Kwh in the fourth quarter. In average for the fiscal year gas prices increased 61.5% to 1.6415 Ecents/Kwh. When we use the average exchange rates and convert prices measured in Ecents/Kwh into more familiar terms of dollars/Mcf, we see average gas prices under the lower and higher royalty rate agreements of $4.18/Mcf and $4.19/Mcf, increases of 38.4% and 52.9%, respectively.

          For fiscal 2001 overall Oldenburg gas sales showed a slight decline for the fiscal year falling 1.44% from 218.7 billion cubic feet ("BCF") to 215.6 BCF. This decline, which was concentrated in the lower royalty rate area of eastern Oldenburg, was more than offset by an increase in gas sales from the higher royalty rate area of western Oldenburg. Western Oldenburg gas sales increased 5.7% from 93.2 BCF to 98.5 BCF in total for the fiscal year. In contrast to the prior fiscal year when the Grossenkneten plant underwent a sizeable multi-year renovation and repair program which entailed an extended reduction in processing capacity, the impact of this year's scheduled maintenance was comparatively minor. Since the gas in western Oldenburg is predominantly sour gas (which must be processed to remove the hydrogen sulfide component) the reduced downtime at Grossenkneten permitted operations to resume more quickly resulting in increased gas sales.

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

          Since reaching its current all time low, based on the transfer rate for the Trust's royalties, of a dollar equivalent value of $0.8626 during the Trust's third fiscal quarter, the Euro has maintained some
stability.   In average for the fiscal year the Euro declined 5% from a dollar equivalent of $0.9417 for fiscal 2000 to $0.8945 for fiscal 2001.

          Trust expenses increased by 17.3% from $583,226 to $684,111 reflecting higher Trustees' fees pursuant to the formula contained in the Trust Agreement and higher Trust expenses. Interest income increased 42.3% from $96,460 to $137,305 reflecting greater sums available for investment.

          During fiscal 2001 and 2000 respectively, an additional 0 and 30 Trust units were issued and $0 and $1,043 were paid to former unlocated shareholders of North European Oil Corporation and North European Oil Company who presented shares for exchange or filed properly documented affidavits of loss and obtained an unlimited, open penalty indemnity bond. Management believes that the number of such presentations will continue to be immaterial in the coming years. After the year 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears will be eliminated. See Note 3 to the Financial Statements contained herein for further information.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
         --------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Public Accountants                          F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2002 and 2001                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Years Ended October 31, 2002,
    2001 and 2000                                                 F-3

  Statements of Undistributed Earnings for the
    Years Ended October 31, 2002, 2001 and 2000                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Years Ended October 31, 2002, 2001 and 2000               F-5

  Notes to Financial Statements                                F-6 - F-10

Schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                  REPORT OF INDEPENDENT PUBLIC AUDITORS
                  -------------------------------------


To the Board of Trustees and Unit Owners of
     North European Oil Royalty Trust

We have audited the accompanying statement of assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust as of October 31, 2002, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of assets, liabilities and trust corpus arising from cash transactions of the Trust as of October 31, 2001, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for each of the two years in the period then ended were audited by other auditors who have ceased operations, whose opinion, dated November 8, 2001 (except with respect to Note 4, as to which the date was December 4, 2001) expressed an unqualified opinion thereon.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements have been prepared on the cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust at October 31, 2002, its revenue collected and expenses paid, its undistributed earnings and changes in its cash and cash equivalents for the year then ended, on the basis of accounting described in Note 1.



                                            /s/ Ernst & Young LLP
                                           ------------------------

New York, New York
December 10, 2002







                                    F-1



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2002 AND 2001
                       -------------------------

                ASSETS                         2002          2001
                ------                     ------------  ------------

Current Assets --
  Cash and cash equivalents (Note 1)        $3,458,577    $5,391,320



Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $3,458,578    $5,391,321

                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Cash distributions payable
  to unit owners, paid
  November 2002 and 2001                    $3,393,937    $5,332,083


Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings (Note 1)                 64,640        59,237

                                           ------------  ------------
                                            $3,458,578    $5,391,321

                                           ============  ============











              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-2



                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
           FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
           ---------------------------------------------------


                                  2002          2001          2000
                              ------------  ------------  ------------
German gas, sulfur and
  oil royalties
  received                    $17,435,504   $22,453,630   $14,155,028


Interest income                    60,961       137,305        96,460

Trust expenses                   (610,689)     (684,111)    ( 583,226)
                              ------------  ------------  ------------
  Net income on
  a cash basis                $16,885,776   $21,906,824   $13,668,262
                              ============  ============  ============

Net income per unit
  on a cash basis                $1.89         $2.47         $1.54
                                =======       =======       =======

Cash distributions paid
  or to be paid:
  Distributions per unit
  paid or to be paid to
  unit owners (Note 4)            1.89          2.46          1.56

                                -------       -------       -------
                                 $1.89         $2.46         $1.56
                                =======       =======       =======
















               The accompanying notes to financial statements
                  are an integral part of these statements.

                                    F-3



                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
           FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
           ---------------------------------------------------


                                  2002          2001          2000
                              ------------  ------------  ------------
Balance,
  beginning of year           $     59,237  $    13,951   $    58,044

Net income on
  a cash basis                  16,885,776   21,906,824    13,668,262
                              ------------  ------------  ------------
                                16,945,013   21,920,775    13,726,306
                              ------------  ------------  ------------
Less:
  Dividends and
  distributions paid
  to former unlocated
  shareholders (Note 3)                 0             0         1,043

  Current year
  distributions paid
  or to be paid to unit
  owners (Note 4)              16,880,373    21,861,538    13,711,312
                              ------------  ------------  ------------
                               16,880,373    21,861,538    13,712,355
                              ------------  ------------  ------------
Balance, end of year          $    64,640   $    59,237   $    13,951
                              ============  ============  ============



















               The accompanying notes to financial statements
                 are an integral part of these statements.

                                   F-4



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
          FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
          ---------------------------------------------------


                                  2002          2001          2000
                              ------------  ------------  ------------
Sources of cash and
      cash equivalents:
  German gas, sulfur and
    oil royalties received    $17,435,504   $22,453,630   $14,155,028

  Interest income                  60,961       137,305        96,460
                             ------------  ------------  ------------
                               17,496,465    22,590,935    14,251,488
Uses of cash and
      cash equivalents:
  Payment of Trust
  expenses                        610,689       684,111       583,226
  Distributions and
  dividends paid
  (Note 3)                     18,818,519    19,462,100    13,040,838
                              ------------  ------------  ------------
                               19,429,208    20,146,211    13,624,064
                              ------------  ------------  ------------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year              (1,932,743)    2,444,724       627,424

Cash and cash
  equivalents,
  beginning of year             5,391,320     2,946,596     2,319,172
                              ------------  ------------  ------------
Cash and cash
  equivalents,
  end of year                 $ 3,458,577    $5,391,320   $ 2,946,596
                              ============  ============  ============











              The accompanying notes to financial statements
                are an integral part of these statements.

                                  F-5



                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2002, 2001 AND 2000
                    -------------------------------


(1) Summary of significant
    accounting policies:
    ----------------------

      Basis of accounting -
      ---------------------

      The accompanying financial statements present financial statement balances and financial results on a cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). Cash basis financial statements disclose income when cash is received and expenses when cash is paid. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The sole exception to the use of the cash basis of accounting is the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.


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


      Federal and state income taxes -
      -------------------------------

       The Trust, as a grantor trust, is exempt from federal and state income taxes under a private letter ruling issued by the Internal Revenue Service.



                                   F-6



      Cash and cash equivalents -
      --------------------------

       Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with maturities of three months or less.

      Net income per unit on the cash basis -
      --------------------------------------

       Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of October 31, 2002, 2001 and 2000, there were 8,931,414, 8,886,804 and
        8,886,804 units of beneficial interest outstanding, respectively.

(2) Formation of the Trust:
    -----------------------

       The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust, on behalf of the owners of beneficial interest in the Trust, holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group. Under these contracts the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur.

(3) Contingent liability:
    ---------------------

       The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil
        Company. From the liquidation of the Company to October 31, 2001, 721,364 Trust units were issued in exchange for Corporate or Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the year ended October 31, 2002, there were no units issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

       On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total, 760,560 units were subject to the settlement. Under the settlement with Delaware, 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50% (190,128 units) have been

                                    F-7



        issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated.
        Under the terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the November, 2002 distribution, the maximum liability of the Delaware Escheator will be $12,617,183.

      In addition to the agreement reached with the Delaware Escheator, on
        December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but for whom New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement ("Settlement Agreement") covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing on a 50:50 basis of any costs relating to any claims which are allowed. Any subsequent claims will reduce the number of units to be issued to the New York Administrator in 2005. Following the final issuance of units to the New York Administrator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the Settlement Agreement will be completely eliminated. Under the terms of the Settlement Agreement, the maximum liability of the New York Administrator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the New York Administrator's share of subsequent
        claims.   As of the receipt of the November, 2002 distribution, the
        maximum liability of the New York Administrator will be $922,535.

       Under the Trust Agreement as deemed amended by the February 26, 1996
        Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of October 31, 2002, there remained a total of 259,176 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the

                                    F-8



        Delaware Escheator or the New York Administrator.   If all shares
        represented by the units already issued as well as the units remaining to be issued were presented for exchange, $487,023 in dividends and $30,379,552 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would not be less than their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.














































                                    F-9



(5) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the years ended October 31, 2002 and 2001.

                              Fiscal 2002 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $4,765,084  $4,504,767  $4,580,463  $3,585,190   $17,435,504
Net income on
  a cash basis   4,542,845   4,492,298   4,443,703   3,406,930    16,885,776
Net income
  per unit on
  a cash basis      .51         .50         .50         .38          1.89
Current year
  cash
  distributions
  paid or
  to be paid     4,555,021   4,465,707   4,465,707   3,393,937    16,880,372
Current year
  cash
  distributions
  per unit          .51         .50         .50         .38          1.89


                              Fiscal 2001 by Quarter and Year
                -------------------------------------------------------------
                   First      Second       Third      Fourth        Year
                ----------  ----------  ----------  ---------- -------------
Royalties
  received      $6,441,960  $5,574,374  $4,983,996  $5,453,300   $22,453,630
Net income on
  a cash basis   6,322,861   5,395,154   4,870,571   5,318,238    21,906,824
Net income
  per unit on
  a cash basis      .71         .61         .55         .60          2.47
Current year
  cash
  distributions
  paid or
  to be paid     6,309,631   5,420,950   4,798,874   5,332,083    21,861,538
Current year
  cash
  distributions
  per unit          .71         .61         .54         .60          2.46








                                     F-10

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

          As of June 15, 2002 Arthur Andersen LLP ceased to serve as auditor for North European Oil Royalty Trust because of its inability to perform future audit services. The Trust was advised that neither the engagement partner nor the manager of the audit work performed by Arthur Andersen LLP for the Trust remained in the employ of Arthur Andersen LLP.

          Arthur Andersen LLP's report on the financial statements for the Trust's fiscal years 2000 and 2001 contained no adverse opinion or disclaimer of opinion. The report was unqualified except for the fact that the financial statements did not present financial position and results of operations in conformity with generally accepted accounting principles, which require the use of the accrual basis of accounting. The Trust uses the cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

          In the two full fiscal years and the first two quarters of the current fiscal year prior to the termination of Arthur Andersen LLP's services to the Trust, there were no disagreements between the Trust and Arthur Andersen LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure which would have caused Arthur Andersen LLP to make reference to the subject matter of such disagreement in connection with its report. During the same period, there were no "reportable events" as defined in Item 304 of Regulation S-K.

          Prior to the engagement of Ernst & Young LLP there had been no consultations regarding the application of accounting principles to a specified transaction or type of audit opinion that might be rendered by Ernst & Young LLP. Ernst & Young LLP provided no opinion or advice, either written or oral, that could be concluded to be an important factor considered by the Trust in its decision to engage Ernst & Young LLP as its new auditor.

          Ernst & Young LLP assumed audit responsibilities for the Trust on September 13, 2002 and have conducted a review of the financial statements for the Trust's third fiscal quarter and have performed an audit of the Trust's 2002 fiscal year.



                                PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

          The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 10 2003, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 for information concerning the executive officers of the Trust.

Item 11. Executive Compensation.
         -----------------------

          The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 10, 2003, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement dated January 10, 2003, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

          The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 10, 2003 as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 14. Controls and Procedures.
         ------------------------

          Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of the Trust's management, which consists of the Managing Trustee and the Managing Director, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Managing Trustee and the Managing Director concluded that the Trust's disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the Trust's management in the reports that are filed or submitted under the Exchange Act.

          There have been no changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described herein.

                                 PART IV


Item 15. Exhibits, Financial Statements, and Reports on Form 8-K.
         --------------------------------------------------------

         (a) The following is a list of the documents filed as part of this report:

           1.  Financial Statements

               Index to Financial Statements for the Years
               Ended October 31, 2002, 2001 and 2000

               Report of Independent Public Accountants

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2002 and 2001

               Statements of Revenue Collected and Expenses Paid for the Years Ended October 31, 2002, 2001 and 2000

               Statements of Undistributed Earnings for the Years
               Ended October 31, 2002, 2001 and 2000

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 2002, 2001 and 2000

               Notes to Financial Statements

           2.  Exhibits

               The Exhibit Index following the signature page lists all exhibits filed with this report or incorporated by reference.

         (b)  Reports on Form 8-K.

              A Report on Form 8-K was filed August 6, 2002 announcing the termination of Arthur Andersen LLP's service as auditor for North European Oil Royalty Trust.

              A Report on Form 8-K was filed on September 13, 2002 announcing that Ernst & Young LLP had been formally engaged to provide audit services to North European Oil Royalty Trust.

                               SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 18, 2002                By:  /s/ John H. Van Kirk
                                             -------------------------
                                                 John H. Van Kirk,
                                                 Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 18, 2002                    /s/ John H. Van Kirk
                                            --------------------------------
                                                John H. Van Kirk, Trustee


Dated: December 18, 2002                    /s/ Robert P. Adelman
                                            --------------------------------
                                                Robert P. Adelman, Trustee


Dated: December 18, 2002                    /s/ Samuel M. Eisenstat
                                            --------------------------------
                                                Samuel M. Eisenstat, Trustee


Dated: December 18, 2002                    /s/ Willard B. Taylor
                                            --------------------------------
                                                Willard B. Taylor, Trustee


Dated: December 18, 2002                    /s/ Rosalie J. Wolf
                                            --------------------------------
                                                Rosalie J. Wolf, Trustee

                             Exhibit Index
                             -------------

Exhibit                                                              Page
-------                                                              ----

(3) Trust Agreement, dated September 10, 1975, amended May 13, 1976, and February 10, 1981
          (incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended April 30, 1981
          (File No. 0-8378)).

(10.1) Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979
          (File No. 0-8378)).

(10.2) Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979, (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed
          May 11, 1979 (File No. 0-8378)).

(22) There are no parents and no subsidiaries of the Trust.

(99.1)  Estimate of Remaining Proved Producing Reserves               40
          in the Northwest Basin of the Federal Republic of Germany as of October 1, 2002 and Calculation of Cost Depletion Percentage for the 2002
          Calendar Year prepared by
          Ralph E. Davis Associates, Inc.

(99.2) Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).

                             CERTIFICATIONS

                Certification of Chief Executive Officer
                         Pursuant to Section 302
                   of the Sarbanes-Oxley Act of 2002


I, John H. Van Kirk, certify that:


1. I have reviewed this Annual Report on Form 10-K of North European Oil Royalty Trust;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

       a) designed such disclosure controls and procedures to ensure material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    December 18, 2002


                                          /s/ John H. Van Kirk
                                         ----------------------
                                              John H. Van Kirk
                                              Managing Trustee
                                         (Chief Executive Officer)

                Certification of Chief Financial Officer
                         Pursuant to Section 302
                   of the Sarbanes-Oxley Act of 2002


I, John R. Van Kirk, certify that:


1. I have reviewed this Annual Report on Form 10-K of North European Oil Royalty Trust;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

       a) designed such disclosure controls and procedures to ensure material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    December 18, 2002


                                         /s/ John R. Van Kirk
                                        ----------------------
                                             John R. Van Kirk
                                             Managing Director
                                         (Chief Financial Officer)

                  Certification of Chief Executive Officer
                          Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002



          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)), the undersigned hereby certifies that the Annual Report on Form 10-K for the period ended October 31, 2002 of North European Oil Royalty Trust ("Trust") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



Date:    December 18, 2002


                                          /s/ John H. Van Kirk
                                         ----------------------
                                              John H. Van Kirk
                                              Managing Trustee
                                         (Chief Executive Officer)

                 Certification of Chief Financial Officer
                        Pursuant to Section 906
                   of the Sarbanes-Oxley Act of 2002



          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)), the undersigned hereby certifies that the Annual Report on Form 10-K for the period ended October 31, 2002 of North European Oil Royalty Trust ("Trust") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



Date:    December 18, 2002


                                         /s/ John R. Van Kirk
                                        ----------------------
                                             John R. Van Kirk
                                             Managing Director
                                         (Chief Financial Officer)