Form 10-Q
period 2003-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2003-03-13
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2003    or

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
Yes   X    No
    -----     -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes   X    No
    -----     -----

Class                                     Outstanding at February 28, 2003
-----                                     --------------------------------
Units of Beneficial Interest                        8,931,414

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
        --------------------

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
             -----------------------------------------------------

                                                2003                2002
                                           --------------      -------------
                                                     (unaudited)
German gas, oil and sulfur
   royalties received                       $ 4,766,564         $ 4,765,084
                                            -----------         -----------
Interest income                                   8,520              24,302
                                            -----------         -----------
Trust expenses                              (   254,717)        (   246,541)
                                            -----------         -----------
   Net income on a cash basis               $ 4,520,367         $ 4,542,845
                                            ===========         ===========
Net income per unit on a cash basis            $ .51               $ .51
                                               ======              ======
Cash distributions paid or to be paid:
   Distributions per unit to be paid to
   unit owners                                 $ .51               $ .51
                                               ======              ======


            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2003 AND OCTOBER 31, 2002
                      -------------------------------------

                                                2003                2002
                                           --------------      -------------
                                            (unaudited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 4,585,007         $ 3,458,577
Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                   1
                                            -----------         -----------
Total Assets                                $ 4,585,008         $ 3,458,578
                                            ===========         ===========

Current liabilities - - Cash distributions
   payable to unit owners                   $ 4,555,021         $ 3,393,937
Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                   1
Undistributed earnings                           29,986              64,640
                                            -----------         -----------
Total Liabilities and Trust Corpus          $ 4,585,008         $ 3,458,578
                                            ===========         ===========


              The accompanying notes to financial statements
            should be read in conjunction with these statements.

          STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
             ----------------------------------------------------

                                                2003                2002
                                           --------------      -------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 4,766,564         $ 4,765,084
   Interest income                                8,520              24,302
                                            -----------         -----------
                                            $ 4,775,084         $ 4,789,386
                                            ===========         ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    254,717             246,541
   Distributions and dividends paid (Note 3)  3,393,937           5,332,083
                                            -----------         -----------
                                              3,648,654           5,578,624
                                            -----------         -----------
Net increase(decrease) in cash and
   cash equivalents during the period         1,126,430          (  789,238)
Cash and cash equivalents,
   beginning of period                        3,458,577           5,391,320
                                            -----------         -----------
Cash and cash equivalents,
   end of period                            $ 4,585,007         $ 4,602,082
                                            ===========         ===========


                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
              ----------------------------------------------------

                                                2003                2002
                                           -------------       -------------
                                                      (unaudited)
Balance, beginning of period                $    64,640         $    59,237
Net income on a cash basis                    4,520,367           4,542,845
                                            -----------         -----------
                                              4,585,007           4,602,082
                                            -----------         -----------

Less:
   Current year distributions paid or
   to be paid to unit owners (Note 3)         4,555,021           4,555,021
                                            -----------         -----------
                                              4,555,021           4,555,021
                                            -----------         -----------
Balance, end of period                      $    29,986         $    47,061
                                            ===========         ===========




              The accompanying notes to financial statements
            should be read in conjunction with these statements.

                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

(1) Summary of significant accounting policies:
    -------------------------------------------

    Basis of accounting -
    -------------------
      The accompanying financial statements present financial statement balances and financial results on a cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). Cash basis financial statements report income when cash is received and expenses when cash is paid. GAAP basis financial statements report income as earned and expenses as incurred, without regard to receipts or payments. The sole exception to the use of the cash basis of accounting is the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.


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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 2003 and 2002, there were 8,931,414 and 8,931,414 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975.  As of September 30,
      1975 the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust on behalf of the owners of beneficial interest in the Trust holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group. Under these contracts the
      Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur.


(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors North European Oil
     Corporation (the "Corporation") and North European Oil Company.
      From the liquidation of the Company to October 31, 2002, 721,364 Trust units were issued in exchange for Corporate or Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the three-month period ended January 31, 2003, there were no units issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator (the "Delaware Escheator") was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total 760,560 units were subject to the settlement. Under the settlement 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50% (190,128 units) had been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000 claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005 subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the February 2003 distribution, the maximum liability of the Delaware Escheator will be $12,881,340.

      In addition to the agreement reached with the Delaware Escheator, on December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but for whom New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement (the "Settlement Agreement") covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing on a 50:50 basis of any costs relating to any claims which are allowed. Any subsequent claims will reduce the number of units to be issued to the New York Administrator in 2005. Following the final issuance of units to the New York Administrator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the Settlement Agreement will be completely eliminated. Under the terms of the Settlement Agreement, the maximum liability of the New York Administrator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the New York
      Administrator's share of subsequent claims.   As of the receipt of the
      February 2003 distribution, the maximum liability of the New York Administrator will be $945,286.

      Under the Trust Agreement, as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of January 31, 2003, there remained a total of 259,176 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares represented by the units already issued as well as the units remaining to be issued were presented for exchange, $487,023 in dividends and $30,511,732 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would not be less than their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.

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

          Net income of the Trust for the first quarter of fiscal 2003 was $4,520,367. This level of income permitted a distribution of 51 cents per unit which was paid on February 26, 2003 to owners of record as of February 14, 2003. Gross royalty income of $4,766,564 for the quarter ended January 31, 2003 was virtually unchanged from the same period last year. This royalty income was based on sales of gas, oil and sulfur from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2002.

          With both gas sales and gas prices declining in comparison to the first quarter of fiscal 2002, it was only the impact of higher exchange rates that enabled the distribution for the quarter just ended to equal that of the prior year's equivalent quarter. The amount of gas sold under the higher royalty rate agreement covering western Oldenburg declined by 10.46% from 23.29 billion cubic feet ("Bcf") in the first quarter of fiscal 2002 to 20.86 Bcf in the quarter just ended. Gas sales from the entire Oldenburg concession covered under the lower royalty rate agreement fell by 7.55% from 57.98 Bcf to 53.61 Bcf. The average price for gas sold under the higher royalty rate agreement declined 9.89% from 1.5001 Euro cents per Kwh ("Ecents/Kwh") to 1.3517 Ecents/Kwh. The average price for gas sold under the lower royalty rate agreement declined 6.29% from 1.3999 Ecents/Kwh to
1.3119 Ecents/Kwh. The impact of the decline in both gas sales and gas prices is shown in the amount of royalties in Euros paid to the Trust. Royalties paid to the Trust under the higher royalty rate agreement declined 18.7% from 4,029,724 Euros to 3,275,614 Euros. Royalties paid to the Trust under the lower royalty rate agreement declined 15.6% from 1,391,854 Euros to 1,175,022 Euros. The average value of the Euro for the fiscal quarter just ended increased 18.98% compared to the first quarter of fiscal 2002 from a dollar equivalent of $0.8728 to $1.0385. Using this average value for the Euro and converting gas prices into more familiar terms, gas prices in the first quarter of fiscal 2003 under the higher and lower royalty rate agreements averaged $4.05 per Mcf and $3.88 per Mcf, respectively.

          The decline in gas sales appears to be related to a combination of reduced demand caused by the economic slowdown in the world in general and in Germany specifically. The increase in the value of the Euro would seem to be a result of a combination of the continuing economic difficulties in the United States, the historically low interest rates and the uncertainty posed by the possibly impending conflict in the Middle East.

          With the start of 2002 the operating companies indicated that they would be resuming a more active drilling program, with two horizontal production wells planned for 2002. In the previous two years only one well had been drilled despite other active measures to support the continued development of the reserves. The operating companies had postponed until 2002 the commencement of drilling of the two planned wells due to the complex drilling problems they presented. The operating companies have advised the Trust that they underestimated the extent of the drilling difficulties and, because of a required re-drilling of the horizontal deviation, exhausted their drilling budget for the year. The Trust expects to have more information available for the second quarter's report by which time it expects to have received the operating companies' annual reports on actual and proposed drilling and seismic work for 2002 and 2003. The operating companies have advised the Trust that, for an extended period of time their drilling program has been concentrated on the task of ensuring sufficient sour gas to permit the Grossenkneten desulfurization plant to operate at capacity. The previous success of their use of horizontal drilling within the Zechstein zone, the sour gas bearing strata, has ensured that they have sufficient excess capacity in the gas wells to operate the plant at capacity for an extended period of time. This has allowed the operating companies to be more flexible in their drilling program in the last few years.

          First fiscal quarter Trust expenses of $254,717 were marginally higher than the prior year, due primarily to the earlier payment of the listing fee with the New York Stock Exchange. Most other categories of expenses showed declines or only minor dollar increases. Interest income declined, reflecting the reduced funds available for investment and the lower interest rates on those funds.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2003 compared to that at fiscal year end (October 31, 2002) shows an increase in assets due to higher royalty receipts during the quarter.

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


                   -----------------------------------


      This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward looking statements. These include uncertainties concerning levels of gas production and gas prices, general economic conditions and currency exchange rates. Actual results and events may vary significantly from those discussed in the forward looking statements.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

          The Trust does not engage in any trading activities with respect to possible foreign exchange fluctuations. The Trust does not use any financial instruments to hedge against possible risks related to foreign exchange fluctuations. The market risk is negligible because standing instructions at its German bank require the bank to process conversions and transfers of royalty payments as soon as possible following their receipt.


Item 4.  Controls and Procedures.
         -----------------------

          Within the 90-day period prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the Trust's management, which consists of the Managing Trustee and the Managing Director, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Managing Trustee and the Managing Director concluded that the Trust's disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the Trust's management in the reports that are filed or submitted under the Exchange Act.

          There have been no changes in the Trust's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described herein.

                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 5.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The Annual Meeting of Unit Owners was held on February 12, 2003.

     (b) The following persons were elected as Trustees of the Trust to serve until the 2004 Annual Meeting of Unit Owners:

          Robert P. Adelman (6,623,935 votes for; 590,484 withheld) Samuel M. Eisenstat (6,630,196 votes for; 584,223 withheld) Willard B. Taylor (6,633,576 votes for; 580,843 withheld) John H. Van Kirk (6,530,806 votes for; 683,613 withheld) Rosalie J. Wolf (6,631,733 votes for; 582,686 withheld)



Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

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

Dated: March 12, 2003

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure material information relating to the Registrant, including its consolidated subsidiaries, as made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   March 12, 2003


                              /s/ John H. Van Kirk
                              ---------------------------------------------
                                  John H. Van Kirk
                                  Managing Trustee (Chief Executive Officer)

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure material information relating to the Registrant, including its consolidated subsidiaries, as made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   March 12, 2003


                            /s/  John R. Van Kirk
                            -----------------------------------------------
                                 John R. Van Kirk
                                 Managing Director (Chief Financial Officer)

                   Certification of Chief Executive Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)), the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended January 31, 2003 of North European Oil Royalty Trust (the "Trust") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



Dated: March 12, 2003

                            /s/ John H. Van Kirk
                            ---------------------------------------
                                John H. Van Kirk
                                Managing Trustee (Chief Executive Officer)

                   Certification of Chief Financial Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)), the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended January 31, 2003 of North European Oil Royalty Trust (the "Trust") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



Dated: March 12, 2003

                            /s/ John R. Van Kirk
                            ----------------------------------------------
                                John R. Van Kirk
                                Managing Director (Chief Financial Officer)