Form 10-Q
period 2003-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2003-06-12
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2003    or

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
Yes   X        No

          Class                                Outstanding at April 30, 2003
----------------------------                  -------------------------------
Units of Beneficial Interest                             8,931,414










                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
        --------------------
          STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002
             -----------------------------------------------------
                                               2003                  2002
                                           ------------         ------------
German gas, oil and sulfur
   royalties received                       $ 4,699,755          $ 4,504,767
                                            -----------          -----------
Interest income                                   7,520               12,551
                                            -----------          -----------
Trust expenses                              (   178,732)         (    25,020)
                                            -----------          -----------
   Net income on a cash basis               $ 4,528,543          $ 4,492,298
                                            ===========          ===========

Net income per unit on a cash basis            $ .51                $ .50
                                               ======               ======
Cash distributions paid or to be paid:

   Distributions per unit to be paid to
   unit owners                                 $ .50                $ .50
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 2003 AND OCTOBER 31, 2002
                      -------------------------------------
                                               2003                  2002
                                           ------------         ------------
Current assets - - Cash and
   cash equivalents (Note 1)                $ 4,556,397          $ 3,458,577

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 4,556,398          $ 3,458,578
                                            ===========          ===========

Current liabilities - - Cash distributions
payable to unit owners                      $ 4,465,707          $ 3,393,937

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           90,690               64,640
                                            -----------          -----------
                                            $ 4,556,398          $ 3,458,578
                                            ===========          ===========




              The accompanying notes to financial statements should be read in conjunction with these statements.


           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
               --------------------------------------------------

                                               2003                  2002
                                           ------------         ------------
German gas, oil and sulfur
   royalties received                       $ 9,466,319          $ 9,269,851
                                            -----------          -----------
Interest income                                  16,040               36,853
                                            -----------          -----------
Trust expenses                              (   433,449)         (   271,561)
                                            -----------          -----------
     Net income on a cash basis             $ 9,048,910          $ 9,035,143
                                            ===========          ===========
Net income per unit on a cash basis             $1.01                $1.01
                                                =====                =====
Cash distributions paid or to be paid:

  Distributions per unit to be paid
   to unit owners                               $1.01                $1.01
                                                =====                =====



































              The accompanying notes to financial statements should be read in conjunction with these statements.



           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
              ----------------------------------------------------
                                               2003                  2002
                                           ------------         ------------
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 9,466,319          $ 9,269,851
   Interest income                               16,040               36,853
                                            -----------          -----------
                                              9,482,359            9,306,704
                                            ===========          ===========

Uses of cash and cash equivalents:
   Payment of Trust expenses                    433,449              271,561
   Distributions and dividends paid (Note 3)  7,951,090            9,887,104
                                            -----------          -----------
                                              8,384,539           10,158,665
                                            -----------          -----------
Net increase(decrease)in cash and
   cash equivalents during the period         1,097,820             (851,961)

Cash and cash equivalents,
   beginning of period                        3,458,577            5,391,320
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 4,556,397          $ 4,539,359
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002
              ----------------------------------------------------
                                               2003                  2002
                                           ------------         ------------
Balance, beginning of period                $    64,640          $    59,237

Net income on a cash basis                    9,048,910            9,035,143
                                            -----------          -----------
                                              9,113,550            9,094,380
                                            -----------          -----------
Less:

   Current year distributions paid or
    to be paid to unit owners (Note 3)        9,022,860            9,020,728
                                            -----------          -----------
                                              9,022,860            9,020,728
                                            -----------          -----------
Balance, end of period                      $    90,690          $    73,652
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



                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------


(1) Summary of significant
      accounting policies:
    ----------------------
    Basis of accounting -
    -------------------
      The accompanying financial statements of North European Oil Royalty Trust (the "Trust") present financial statement balances and financial results on a cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). Cash basis financial statements report income when cash is received and expenses when cash is paid. GAAP basis financial statements report income as earned and expenses as incurred, without regard to receipts or payments. The sole exception to the use of the cash basis of accounting is the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.

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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of April 30, 2003 and 2002, there were 8,931,414 and 8,931,414 units of beneficial interest outstanding respectively.



(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust on behalf of the owners of beneficial interest in the Trust holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. and the Royal Dutch Group. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur.

(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2002, 721,364 units were issued in exchange for Corporate and Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the six-month period ended April 30, 2003 no units were issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator ("Delaware Escheator") was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50%(190,128 units) have been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares
       subject to the settlement will be completely eliminated.   Under the
       terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the May, 2003 distribution, the maximum liability of the Delaware Escheator will be $13,095,661.

      In addition to the agreement reached with the Delaware Escheator, on


       December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing of any costs relating to any claims which are allowed. As of the receipt of the May, 2003 distribution, the maximum liability of the New York Administrator will be $967,591.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of April 30, 2003, there remained a total of 259,176 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $30,641,320 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would be adequate to cover their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.





























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

          For unit owners changes in the value of the Euro have both an immediate and a long term impact. The immediate impact relates to the determination of the dollar amount the Trust receives when Euros are converted into dollars at the time of the transfer of the royalties from Germany to the U.S. At the time of the exchange a higher exchange rate would yield more dollars and a lower exchange rate fewer. The long term impact comes into play through the mechanism of gas pricing. With the price of light heating oil used as a component in the calculation of gas prices in the various contracts under which the gas is sold, changes in world crude oil prices are eventually reflected in gas prices. Since oil on the international market is priced in dollars, a lower exchange rate for the Euro means that oil imported into Germany is more expensive which results in higher local oil prices. A higher exchange rate for the Euro means that oil imported into Germany is less expensive which results in lower local oil prices. These higher or lower local oil prices are in turn reflected in higher or lower gas prices.

          For the second quarter of fiscal 2003 ended April 30, 2003, the Trust's net royalty income was $4,528,543, showing a slight increase of $36,245 over the prior year's period. This royalty income was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2003. This level of income allowed a distribution of 50 cents per unit payable on May 28, 2003 to owners of record as of May 16, 2003. For the six month period, the Trust's net royalty income was $9,048,910 virtually identical to last year's equivalent period. For the six month period ended April 30, 2003 total distributions were equal to $1.01 per unit.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. For the quarter just ended the exchange rate had the most substantial impact on Trust royalties and the resulting distribution of all these factors.

          Under the lower percentage royalty rate agreement with BEB, the joint venture between the German subsidiaries of ExxonMobil and the Royal Dutch Group, covering the entire Oldenburg concession gas sales were slightly above gas sales during the second quarter of fiscal 2002. Gas sales increased 0.35% from 52.7 to 52.9 billion cubic feet ("Bcf"). While gas sales were relatively unchanged, the average gas price for gas sold under this agreement showed a significant drop, falling 13.6% from 1.5107 Euro cents per Kilowatt hour ("Ecents/Kwh") in the average for the second quarter of fiscal 2002 to 1.3051 Ecents/Kwh for the quarter just ended. The situation under the higher percentage royalty rate agreement with the German subsidiary of ExxonMobil covering western Oldenburg was reversed with gas prices relatively unchanged but gas sales falling off by a larger margin. Under this agreement gas sales declined 11.6% from 23.0 Bcf for the second quarter of fiscal
     2002 to 20.3 Bcf for the quarter just ended.   The average price for
     gas sold under this agreement was 1.3761 Ecents/Kwh, down just 0.8% from the average price for the second quarter of fiscal 2002 of 1.3878 Ecents/Kwh.

          Under the lower percentage royalty rate agreement the average value of the Euro based on the monthly transfer of royalties to the U.S. during the quarter just ended was $1.0882 an increase of 23.9% from $0.8783, the average value for the second quarter of fiscal 2002. Under the higher percentage royalty rate agreement the average value of the Euro based on the monthly transfer of royalties to the U.S. for the quarter just ended was $1.0778 an increase of 22.9% from $0.8767, the average value for the second quarter of fiscal 2002. Converting the average gas prices using the average exchange rates for the quarter into more familiar terms yields an average gas price under both the lower and higher percentage royalty rate agreements of $3.98 and $4.23 per thousand cubic feet, respectively.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2003, compared to that at fiscal year end (October 31, 2002), shows an increase in assets due to higher royalty receipts during the quarter.

          Interest income was lower reflecting the reduced interest rates applicable during the period on funds available for investment. Trust expenses for the second quarter were significantly higher in comparison to the expenses recorded for the second quarter of fiscal 2002 due to the receipt by the Trust of a reimbursement by the New York Stock Exchange for Trust expenses associated with the Trust's symbol change from "NET" to "NRT" on January 29, 2002.

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





                        Part II -- OTHER INFORMATION
                        ----------------------------


Item 5.  Other Information.
         -----------------

                  REPORT ON DRILLING AND GEOPHYSICAL WORK

          The Trust's long time consultant in Germany, Dr. Wolfgang Sohn, passed away in mid March 2003. The Trust has been in contact with a very qualified candidate whom Dr. Sohn had selected as his eventual successor and the negotiations are proceeding. Normally the Trust's consultant provides both a translation and an analysis of the report supplied by the operating companies outlining the drilling and seismic activity completed in 2002 and planned for 2003. With Dr. Sohn's death, the Trust was only able to obtain a translation of the report. Any analysis of the operating companies' drilling and seismic activities will have to wait until Dr. Sohn's successor is confirmed.
     As in 2002, there is no seismic field work planned for 2003. However, plans are proceeding for 3-D seismic exploration of the Zwischenahn area that was discussed last year at this time. Any seismic work that is contemplated by the operating companies involves a long lead time as extensive governmental permits are required as well as the necessity of obtaining access to privately held properties to conduct the actual seismic work. Once the seismic work is completed and fully analyzed it is hoped that a series of wells will be drilled in the future to exploit any gas reserves found. The operating companies had completed one well Doetlingen Z-13a during 2002 on which they experienced numerous difficulties. As part of the operating companies drilling activities a complete "after action" report is being prepared to fully analyze the problems they encountered and explore ways in which such difficulties might be avoided in the future. In addition to the post drilling analysis, pre-drilling planning is proceeding on two additional wells Sage Z-4 and Doetlingen Ost Z-2 with completion
     expected in 2003.   Finally, one well Hemmelte Z-8a is planned for 2003.
     This well which will be located in the higher percentage royalty rate area of western Oldenburg continues the development of the very productive Hemmelte gas field. Hemmelte Z-8a is a horizontal deviation off an existing well and thus did not require any additional permits. Over the long term the operating companies have had a high rate of success with their horizontal drilling activities and it is hoped that their success will continue with this well. Historically both levels of production and recoverable reserves increase significantly with a successful horizontal deviation.


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

Dated: June 3, 2003








































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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.





6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   June 3, 2003


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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.






6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   June 3, 2003


                            /s/  John R. Van Kirk
                            -----------------------------------------------
                                 John R. Van Kirk
                                 Managing Director (Chief Financial Officer)













































                   Certification of Chief Executive Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)), the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended April 30, 2003 of North European Oil Royalty Trust (the "Trust") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



Dated: June 3, 2003

                            /s/ John H. Van Kirk
                            ---------------------------------------
                                John H. Van Kirk
                                Managing Trustee (Chief Executive Officer)








































                   Certification of Chief Financial Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)), the undersigned hereby certifies that the Quarterly Report on Form 10-Q for the period ended April 30, 2003 of North European Oil Royalty Trust (the "Trust") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



Dated: June 3, 2003

                            /s/ John R. Van Kirk
                            ----------------------------------------------
                                John R. Van Kirk
                                Managing Director (Chief Financial Officer)