Form 10-Q
period 2003-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2003-09-09
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2003    or

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

Class                                     Outstanding at August 31, 2003
----------------------------              ------------------------------
Units of Beneficial Interest                        8,931,414











                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002
             -------------------------------------------------
                                                2003                2002
                                         -----------------   ----------------

German gas, oil and sulfur
   royalties received                       $ 4,536,318          $ 4,580,463
                                            -----------          -----------
Interest income                                   8,241               11,874
                                            -----------          -----------
Trust expenses                              (   192,422)         (   148,634)
                                            -----------          -----------
   Net income on a cash basis               $ 4,352,137          $ 4,443,703
                                            ===========          ===========

Net income per unit on a cash basis            $ .49                $ .50
                                               ======               ======
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .49                $ .50
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2003 AND OCTOBER 31, 2002
                      ----------------------------------
                                                2003                2002
                                         -----------------   ----------------

Current assets - - Cash and
   cash equivalents (Note 1)                $ 4,442,827          $ 3,458,577

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 4,442,828          $ 3,458,578
                                            ===========          ===========

Current liabilities - - Cash distributions
payable to unit owners                      $ 4,376,393          $ 3,393,937

Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           66,434               64,640
                                            -----------          -----------
                                            $ 4,442,828          $ 3,458,578
                                            ===========          ===========

               The notes to financial statements should be read
                     in conjunction with these statements.

           STATEMENTS OF INCOME AND EXPENSES ON A CASH BASIS (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
               --------------------------------------------------

                                                2003                2002
                                         -----------------   -----------------


German gas, oil and sulfur
   royalties received                       $14,002,637          $13,850,314
                                            -----------          -----------
Interest income                                  24,281               48,727
                                            -----------          -----------
Trust expenses                              (   625,871)         (   420,195)
                                            -----------          -----------
     Net income on a cash basis             $13,401,047          $13,478,846
                                            ===========          ===========

Net income per unit on a cash basis            $1.50                $1.51
                                               =====                =====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .00

   Distributions per unit to be paid
   to unit owners                              $1.50                $1.51
                                               =====                =====





























               The notes to financial statements should be read
                    in conjunction with these statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
                ------------------------------------------------
                                                2003                2002
                                          -----------------   ---------------

Sources of cash and cash equivalents:

   German gas, oil and sulfur royalties     $14,002,637          $13,850,314
   Interest income                               24,281               48,727
                                            -----------          -----------
                                             14,026,918           13,899,041
                                            -----------          -----------
Uses of cash and cash equivalents:

   Payment of Trust expenses                    625,871              420,195
   Distributions and dividends paid (Note 3) 12,416,797           14,352,811
                                            -----------          -----------
                                             13,042,668           14,773,006
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period           984,250           (  873,965)

Cash and cash equivalents,
   beginning of period                        3,458,577            5,391,320
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 4,442,827          $ 4,517,355
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002
                ------------------------------------------------
                                                2003                2002
                                         -----------------   ----------------

Balance, beginning of period                $    64,640          $    59,237

Net income on a cash basis                   13,401,047           13,478,846
                                            -----------          -----------
                                             13,465,687           13,538,083
                                            -----------          -----------
Less:

   Dividends and distributions paid to
   former unlocated shareholders (Note 3)             0                    0

   Current year distributions paid or
   to be paid to unit owners (Note 3)        13,399,253           13,486,435
                                            -----------          -----------
                                             13,399,253           13,486,435
                                            -----------          -----------
Balance, end of period                      $    66,434          $    51,648
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






    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of July 31, 2003 and 2002, there were 8,931,414 and 8,931,414 units of beneficial interest outstanding respectively.


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


(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2002, 721,364 units were issued in exchange for Corporate and Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 2003, there were no units issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Escheator, approximately 50% (190,128 units) have been issued to the Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through
       June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("Subsequent Claims") were paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to
       June 30, 2005, Subsequent Claims will be paid by the Escheator and the Trust on a 75:25 basis, respectively. Any Subsequent Claims will reduce the number of units to be issued to the Escheator in 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for Subsequent Claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of Subsequent Claims. As of the receipt of the August, 2003 distribution, the maximum liability of the Escheator will be $13,277,814.

      In addition to the agreement reached with the Delaware Escheator, on December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but for whom New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing of any costs relating to any claims which are allowed. As of the receipt of the August, 2003 distribution, the maximum liability of the New York Administrator will be $989,450.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of July 31, 2003, there remained a total of 259,176 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $30,768,316 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would not be less than their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.





















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

     The operating companies, subsidiaries of Exxon Mobil Corp. and the Royal Dutch Group, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust. Natural gas provides approximately 98% of the total royalties. Within the Oldenburg concession there are two overriding royalty rates in effect on sales of natural gas. The Trust receives a 4% royalty from the western portion of the concession. The Trust also receives a 0.6667% royalty (adjusted to account for an agreed portion of costs), which covers the entire concession. The royalties are initially paid in Euros and are converted into U.S. dollars at the then current Euro/dollar exchange rate just prior to their transfer from Germany.

     Although the Trust itself does not have access to the specific sales contracts under which the Oldenburg gas is sold, a third party contractor, retained by the Trust, examines these contracts periodically. They have informed the Trust that these contracts contain pricing mechanisms which use a number of factors with varying time delays to price the gas being sold.
For the Trust there are two elements of these contracts that are significant. The first element is the utilization of the price of light heating oil in Germany as the primary pricing factor in many of these contracts. The price of light heating oil is in turn affected by the price of oil expressed in dollars on the international market. The second element is a three to six month delay before changes in pricing factors are translated into changes in the price of gas.

     For the third quarter of fiscal 2003, net Trust income declined by 2.1% to $4,352,137, which permitted a distribution of 49 cents per unit compared to the distribution of 50 cents for the prior year's period. The current distribution is being paid on August 27, 2003 to holders of record as of August 15, 2003. For the nine month fiscal period, net Trust income was
$13,401,047, a decline of 0.6% from the prior year's period.   Cumulative
distributions for the nine month period are $1.50 per unit compared to $1.51 paid during the same period last year. This income was primarily derived from royalties paid on sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2002 through the second calendar quarter of 2003.

     The primary factors affecting royalty revenue for the quarter just ended were the decline in gas sales from the higher royalty rate area of western Oldenburg and the increase in the average dollar value of the Euro over the prior year. While the increase in the exchange rate was substantial, it could not fully offset the impact on royalties caused by the decline in gas sales.

     The higher royalty rate agreement between the Trust and the German subsidiary of ExxonMobil covers western Oldenburg and provides the Trust with the bulk of its royalties. Under this agreement average gas prices for the quarter increased 1.6% from the equivalent quarter for the prior year. Gas prices rose from 1.4730 Euro cents per Kilowatt hour ("Ecents/Kwh") to
1.4963 Ecents/Kwh. When we convert this quarter's price into more familiar terms using the average exchange rate for the quarter, the average price for gas sold under this agreement was $4.96 per Mcf. This represents a 22.9% increase from the prior year's equivalent quarter. The lower royalty rate agreement between the Trust and BEB, a joint venture between ExxonMobil and the Royal Dutch Group, covers gas sales from the entire Oldenburg concession. Under this agreement average gas prices for the quarter increased 1.5% from the equivalent quarter for the prior year. Gas prices rose from 1.3785 Ecents/Kwh to 1.3995 Ecents/Kwh compared to the prior year's equivalent quarter. When we convert this quarter's price into more familiar terms using the average exchange rate for the quarter, the average price for gas sold under this agreement was $4.54 per Mcf. This represents a 23.9% increase from the prior year's equivalent quarter.

     During the quarter just ended overall Oldenburg gas sales decreased by 2.4% from 44.13 Billion cubic feet ("Bcf") to 43.06 Bcf. Gas sales from the higher royalty rate area of western Oldenburg decreased 24.2% from 22.31 Bcf to 16.91 Bcf. At this level, gas sales from western Oldenburg accounted for 39.26% of total Oldenburg gas sales. In prior years the Trust's German consultant, Dr. Wolfgang Sohn, would have determined through inquiries with the operating companies the reasons behind the decline in gas sales. Unfortunately with Dr. Sohn's death in March and the unavailability of his replacement until October, the Trust does not have access to the contacts who could provide specific information with respect to the decline. It is possible that, as in prior years, at least part of the decline occurred as a result of the annual maintenance procedures being conducted at the Grossenkneten desulfurization plant during the quarter just ended. At this time, however, we cannot state this with any certainty.

     During the quarter just ended the Euro continued its strong performance. A number of factors including extremely low interest rates in the United States and continuing uncertainty following the war in Iraq combined to push the Euro close to the highs posted shortly after its introduction in 1999.
At a dollar equivalent of $1.1586 in average for the quarter based on all royalties transferred to the United States, the Euro increased by 7.2% from the immediately preceding quarter's average of $1.0806 and by 19.7% from the
average of $0.9680 for the third quarter of fiscal 2002 .   This higher
exchange rate had the immediate impact of increasing the amount of dollars received by the Trust when the royalties, paid in Euros, were transferred to the United States.

     If we discount the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended gas sales from western Oldenburg accounted for only 39.26% of all gas sales. However, royalties on these gas sales provided 84.6% or $3,824,740 out of a total of
$4,519,286 in Oldenburg royalties.   The impact on royalties of the decline
in gas sales is highlighted when viewed in comparison to the prior year when gas sales from western Oldenburg accounted for 50.55% of total Oldenburg gas sales but 90.1% of the total Oldenburg royalties.

     Interest income for the third quarter and the nine month period was lower due to both reduced funds available for investment and lower interest rates. Trust expenses for the third quarter were higher due to the timing of the audit fees in the U.S. and the biannual audit related work completed in Germany. For the nine month period Trust expenses were higher in comparison due to the reimbursement in the prior year's equivalent period by the New York Stock Exchange for expenses associated with the Trust's symbol change from "NET" to "NRT" on January 29, 2002.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2003, compared to that at fiscal year end (October 31, 2002), shows an increase in assets due to higher royalty receipts during the quarter. The Trust distribution for the third quarter of fiscal 2003 is $0.49, a decrease of 2.0% from last year's distribution of $0.50. Cumulative distributions for the nine month fiscal period are $1.50 compared to $1.51 for the prior year's period.

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



Item 4.  Controls and Procedures.
         -----------------------

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Trust's management, which consists of the Managing Trustee and the Managing Director, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Managing Trustee and the Managing Director concluded that the Trust's disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the Trust's management in the reports that are filed or submitted under the Exchange Act.

     There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.



                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)  Exhibits.

             Exhibit 31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32.    Certification of Chief Executive and
                            Chief Financial Officers pursuant to
                            Section 906 of the Sarbanes-Oxley
                            Act of 2002


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

Dated: September 5, 2003