Form 10-K
period 2003-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2004-01-07
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2003  or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

As of December 31, 2003, there were 8,931,414 units of beneficial interest ("units") of the Registrant outstanding, and the aggregate market value of outstanding units of beneficial interest of the Registrant held by non-affiliates of the Registrant was approximately $223,669,235 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X  No      .
                                       ---    ---


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12 and 13 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement dated January 12, 2004 for the annual meeting to be held on February 11, 2004.

                                PART I


Item 1.  Business.
         ---------

     (a)  General Development of Business.
          --------------------------------

          Registrant (the "Trust") is a grantor trust which, on behalf of the owners of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. and the Royal Dutch Group. Under these contracts the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur. See Item 2 of this Report for descriptions of certain of these contracts.

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

          During the year, the Securities and Exchange Commission (the "Commission") finalized rules implementing legislation concerning governance matters for publically held entities that was passed as part of the Sarbanes-Oxley Act of 2002 ("SOX"). In addition, the New York Stock Exchange (the "Exchange"), where units of beneficial interest of the Trust are listed for trading, has adopted additional corporate governance rules.

          Not all of the governance requirements are applicable to the Trust which is a passive entity acting as a royalty trust and holds only overriding royalty rights. The Trust does not engage in any operating or active business. While it is also possible that the Trust could at some time in the future request the Commission to grant the Trust relief from other requirements of SOX based on the passive nature of the Trust, the Trustees have directed that at this time no such requests for relief be made. In that connection, the Trustees have directed that the additional statements and disclosures set forth in Item 10 of this Report, which the

Commission requires of corporations, be made even though some of such statements and disclosures might not now or in the future be required to be made by the Trust.

     (b)  Financial Information about Industry Segments.
          ----------------------------------------------

          Since the Trust conducts no active business operations, and analysis by industry segments is accordingly not applicable to the Trust. To the extent that royalty income received by the Trust is attributable to sales of different products, to sales from different geographic areas or to sales by different operating companies, this information is set forth in
Item 2 of this Report and the Exhibit described in that Item 2.

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

     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
-------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2003.


     (e) Executive Officers of the Trust.
         --------------------------------

          As specified in the Trust Agreement the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day-to-day matters are handled by the Managing Director, John R. Van

Kirk. John H. Van Kirk, who is 79 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 51 years old, has held the position of Managing Director of the Trust since November 1990. John R. Van Kirk is the son of John H. Van Kirk, the Managing Trustee.

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


Item 2.  Properties.
         -----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp., or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, Exxon Mobil Corp. owns two-thirds of OEG and the Royal Dutch Group owns one-third of OEG. The Oldenburg concession
(1,398,000 acres), covering virtually the entire former State of Oldenburg and located in the federal state of Lower Saxony, is the major source of royalty income for the Trust. In 2002 Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil Corp. and the Royal Dutch Group, formed a company ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by either Mobil Erdgas or BEB.

          Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate. Under the royalty agreement with Mobil Erdgas there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under said agreement.
The Trust is also entitled to receive from Mobil Erdgas a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales by Mobil Erdgas of sulfur at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received from the sale of sulfur under this agreement during fiscal 2003.

         Under another series of rights covering the entire Oldenburg concession and pursuant to an agreement with OEG (the "OEG Agreement"), the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs. Under the agreement previously reached with OEG, 50% of the field handling, treatment and transportation costs as reported for state royalty purposes are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. Based on the limited audit access available to the Trust and the financial information provided by the operating companies, the Trust's management has not seen a material change in the amount of the Trust's royalty receipts as a result of the application of this computation system. receipts as a result of the application of this computation system.

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


          The following is a schedule of royalty income for the fiscal year ended October 31, 2003 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------

Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   17,814,717
Sulfur                                                   $      190,099
Oil                                                      $      164,219


                           BY GEOGRAPHIC AREA:
                           -------------------

Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  15,374,591
Eastern Oldenburg                                        $   2,753,607
Non-Oldenburg Areas                                      $      40,837

                          BY OPERATING COMPANY:
                          ---------------------

Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas-Erdol GmbH                                  $  13,590,299
BEB                                                      $   4,578,736


          Exhibit 99.1 to this Report is a report dated December 16, 2003 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 2003, based on the limited information available, for the Oldenburg area in which the Trust now holds overriding royalty rights. That report, the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2003 and Calculation of Cost Depletion Percentage for the 2003 Calendar Year, (the "Reserve and Depletion Report") was prepared by Ralph
E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ending September 30, 2003, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Reserve and Depletion Report contained herein for further details.


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

          Attachment A of the Reserve and Depletion Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2003 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2003, 2002, 2001, 2000 and 1999 computed from quarterly sales reports of operating companies received by the Trust during such periods.


Item 3.  Legal Proceedings.
         ------------------

          See Note 3 to the Financial Statements contained in Item 8 of this Report for further information.


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

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2003 and 2002 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2003


                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2003                     $19.15         $23.55      $0.51
April 30, 2003                       $20.30         $24.50      $0.50
July 31, 2003                        $22.25         $24.55      $0.49
October 31, 2003                     $22.03         $24.50      $0.45


                               FISCAL YEAR 2002


                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2002                     $18.00         $20.57      $0.51
April 30, 2002                       $19.03         $23.25      $0.50
July 31, 2002                        $21.00         $25.40      $0.50
October 31, 2002                     $21.60         $24.59      $0.38


          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Reserve and Depletion Report attached as Exhibit 99.1. This report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in this report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2003 is 9.4652%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2003 calendar year are included on a special removable page in the 2003 Annual Report under "Note to Unit Owners." A separate letter containing the same information has been sent to all unit owners who were registered at any time during calendar 2003 and who are no longer registered owners as of the end of the calendar year.


          The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor Corporation or Company, who have not yet exchanged those shares for units, should surrender them for exchange. See Note 3 to the Financial Statements in
Item 8 of this Report for further information.

          As of November 30, 2003, there were 1,347 unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 604 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of The Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive units upon presentation of those shares or other evidences of ownership thereof. Management believes that the number of such presentations will continue to be immaterial in the coming years. In all events, after the year 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears will be eliminated. See Note 3 to the Financial Statements in Item 8 of this Report for further information.

ITEM 6.  Selected Financial Data
         -----------------------

                      North European Oil Royalty Trust
                      --------------------------------
                    Selected Financial Data (Cash Basis)
                    ------------------------------------
                For Five Fiscal Years Ended October 31, 2003
               ----------------------------------------------

                  2003         2002        2001         2000        1999
              -----------  -----------  ----------- -----------  -----------

German gas,
 sulfur, and
 oil
 royalties
 received     $18,169,035  $17,435,504  $22,453,630  $14,155,028  $10,667,478
              ===========  ===========  ===========  ===========  ===========
Net Income on a
 cash basis   $17,398,359  $16,885,776  $21,906,824  $13,668,262  $10,168,423
              ===========  ===========  ===========  ===========  ===========
Net Income per unit
 on a cash
 basis (a)       $1.95        $1.89        $2.47        $1.54         $1.17
                 =====        =====        =====        =====         =====
Units of beneficial
 interest
 outstanding
 at end
 of year (a)   8,931,414    8,931,414    8,886,804    8,886,804    8,696,646

Cash distributions
 paid or to be
 paid:
 Distributions per
   unit paid or to
   be paid to
   unit owners   $1.95        $1.89        $2.46        $1.56        $1.17
                 =====        =====        =====        =====        =====

Total assets
 at year
 end         $ 4,063,767   $ 3,458,578  $ 5,391,321  $ 2,946,597  $ 2,319,173
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

          The Trust does not conduct any active business operations and has only limited need of funds for its own administrative services. These funds are used to pay Trustees' fees (computed under the Trust Agreement and based upon a percentage of royalties and interest income received), the remuneration fixed by the Trustees for the Managing Trustee, the Managing Director and the Audit Committee Chairman, expenses associated with the Trustees' meetings, professional fees paid to consultants, legal advisors and auditors, transfer agent fees, and secretarial and other general office expenses.

          Another requirement for funds by the Trust relates to the occasional necessity of making lump sum payments of arrearages of dividends of a corporate predecessor and distributions previously declared by the Trust. The payment of such arrearages would require a reduction in the amount of distributions which otherwise would be made on presently outstanding units. For further information on this contingent liability and the impact of the Delaware Court order see Note 3 to Financial Statements in
Item 8 of this Report.

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


Fiscal 2003 versus Fiscal 2002
------------------------------

          For fiscal 2003 the Trust's gross royalty income increased 4.2% from $17,435,504 to $18,169,035. The strengthening of world oil prices along with the gradual, albeit minor, improvement in the European economy combined to increase the amount of royalties paid to the Trust. Additionally the Euro continued its climb through the first three quarters before falling back slightly in the final quarter of fiscal 2003.

          Under the higher royalty rate agreement with ExxonMobil the average quarterly gas price for the last two fiscal years fell to its low point of 1.3517 Euro cents per kilowatt hour ("Ecents/Kwh") during the first quarter of fiscal 2003. From that point, the average quarterly price increased on a quarter over quarter basis for the next two quarters before falling back slightly in the final quarter. For the entire fiscal year the average gas price fell by 1.5% from 1.4394 Ecents/Kwh for fiscal 2002 to
1.4180 Ecents/Kwh for fiscal 2003.

          Under the lower royalty rate agreement with BEB the average quarterly gas price for the last two fiscal years fell to its low point of
1.1864 Ecents/Kwh during the fourth quarter of fiscal 2003. With the exception of the third quarter the average quarterly gas price posted a decline over the gas prices for the prior year's equivalent period. For the entire fiscal year the average gas price fell by 6.35% from 1.3917 Ecents/Kwh for fiscal 2002 to 1.3033 Ecents/Kwh for fiscal 2003.

          Except for a minor drop-off during the fourth quarter of fiscal 2003, the value of the Euro has increased steadily during the last two years. Using the transfer of royalties from Germany to the U.S. to provide an average value for the Euro, the value of the Euro during fiscal 2002 increased from $0.8728 in the first quarter to $0.9745 in the fourth quarter. During fiscal 2003 the value of the Euro continued its almost uninterrupted rise posting average values of $1.0385, $1.0806 and $1.1586 in the first through third quarters before falling back slightly to $1.1239 in the fourth quarter. When we use the average exchange rates and convert prices measured in Ecents/Kwh into more familiar terms of dollars/Mcf, we see average yearly gas prices under the higher and lower royalty rate agreements of $4.46/ Mcf and $4.02/Mcf, increases of 17.8% and 14.9%, respectively for fiscal 2003.

          Following the sudden death of the Trust's German consultant Dr. Wolfgang Sohn in March of 2003, the Trust began discussions with Mr. Alfred Stachel, the Senior Vice President of Domestic Gas/Oil Exploration and Production with RWE-Dea AG a German energy corporation, about his assuming Dr. Sohn's duties. Mr. Stachel's service with RWE-Dea AG concluded at the end of August and as of October 1, 2003 he assumed the position of the Trust's German consultant.

          For fiscal 2003 the decline in gas production and sales was concentrated in the western half of the Oldenburg concession. In each quarter western gas sales posted a year over year decline. In total for the year western Oldenburg gas sales declined 13.7% from 87.50 billion cubic feet ("BCF") in fiscal 2002 to 75.54 BCF in fiscal 2003. Eastern gas sales increased 8.7% from 104.85 BCF in fiscal 2002 to 113.92 BCF in fiscal 2003. Overall gas sales declined 1.5% from 192.35 BCF in fiscal 2002 to 189.46 BCF in fiscal 2003.

          Interest income for fiscal 2003 was lower due to the historically low interest rates in effect. Trust expenses increased 31.35% from $610,689 in fiscal 2002 to $802,153 in fiscal 2003. The combination of a reduction in Trust expenses in fiscal 2002 resulting from the reimbursement by the New York Stock Exchange for expenses associated with the Trust's symbol change from "NET" to "NRT" and higher legal and audit expenses in fiscal 2003 that were associated with the additional requirements imposed by the Sarbanes-Oxley Act of 2002 resulted in the substantial increase in fiscal 2003.


Fiscal 2002 versus Fiscal 2001
------------------------------

          For fiscal 2002 the Trust's gross royalty income decreased 22.35% from $22,453,630 to 17,435,504. The decline in world oil prices that began in the latter half of fiscal 2001 continued into fiscal 2002 resulting in a fairly steady decline in gas prices from the high point experienced in the third quarter of fiscal 2001. The general economic slowdown in Europe contributed to the reduction in royalties paid to the Trust by reducing the demand for natural gas thus resulting in lower sales. After lingering in the range of $0.87 for the first half of fiscal 2002, the Euro staged a rally climbing to an average of over $0.97 for the second half of fiscal 2002.

          Under the higher royalty rate agreement with ExxonMobil the average gas price for each quarter of fiscal 2002 showed a decline when compared to the prior fiscal year's equivalent quarter. For fiscal 2002 gas sold under this agreement averaged 1.4394 Euro cents per kilowatt hour ("Ecents/Kwh") compared to the average sales price of 1.6415 Ecents/Kwh for fiscal 2001, a decline of 12.3%. Under the lower royalty rate agreement with BEB the average gas price for each quarter of fiscal 2002 showed a decline when compared to the prior fiscal year's equivalent quarter. For fiscal 2002 gas sold under this agreement averaged 1.3917 Ecents/Kwh compared to the average sales price of 1.6664 Ecents/Kwh for fiscal 2001, a decline of 16.5%. When we use the average exchange rates and convert prices measured in Ecents/Kwh into more familiar terms of dollars/Mcf, we see average gas prices under the higher and lower royalty rate agreements of $3.79/ Mcf and $3.54/Mcf, declines of 9.6% and 15.4%, respectively.

          While the annual maintenance at the Grossenkneten desulfurization plant was conducted during a different quarter than the prior fiscal year, the scope and duration of the work was similar. This fact is significant in that the ratio in the sales of sour gas and sweet gas was similar to the prior fiscal year. Since the majority of gas sold from the higher royalty rate area of western Oldenburg is sour gas and must be processed through Grossenkneten, any change in the plant's production capacity can have significant consequences to the amount of royalties the Trust receives.
In fiscal 2001 western gas sales accounted for 45.68% of overall Oldenburg gas sales. In fiscal 2002 western gas sales accounted for 45.49% of overall Oldenburg gas sales. For fiscal 2002 the decline in gas production and sales was fairly evenly divided between the western and eastern halves of the Oldenburg concession. Western gas sales declined 11.1% from 98.47 billion cubic feet ("BCF") in fiscal 2001 to 87.50 BCF in fiscal 2002. Overall gas sales declined 10.77% from 215.56 BCF in fiscal 2001 to
192.35 BCF in fiscal 2002.

          Interest income for 2002 was lower for both the fourth quarter and the fiscal year as a whole due to reduced funds available for investment and lower interest rates in effect. Trust expenses declined by 10.7% from $684,111 in fiscal 2001 to $610,689 in fiscal 2002. Trust expenses were reduced due to the reimbursement by the New York Stock Exchange for expenses associated with the Trust's symbol change from "NET" to "NRT" on January 29, 2002. However, the amount of the reduction was substantially offset by additional legal and audit expenses associated with the change in the Trust's auditors and additional requirements imposed by the Sarbanes-Oxley Act of 2002.



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


                   ------------------------------------



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

Item 8.  Financial Statements and Supplementary Data
         --------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Public Auditors                             F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2003 and 2002                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Years Ended October 31, 2003,
    2002 and 2001                                                 F-3

  Statements of Undistributed Earnings for the
    Years Ended October 31, 2003, 2002 and 2001                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Years Ended October 31, 2003, 2002 and 2001               F-5

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

                  REPORT OF INDEPENDENT PUBLIC AUDITORS
                  -------------------------------------


To the Board of Trustees and Unit Owners of
     North European Oil Royalty Trust

We have audited the accompanying statement of assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust as of October 31, 2003 and 2002, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for the year ended October 31, 2001 were audited by other auditors who have ceased operations, whose opinion, dated November 8, 2001 (except with respect to Note 4, as to which the date was December 4, 2001) expressed an unqualified opinion thereon.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust at October 31, 2003 and 2002, its revenue collected and expenses paid, its undistributed earnings and changes in its cash and cash equivalents for each of the years then ended, on the basis of accounting described in Note 1.



                                            /s/ Ernst & Young LLP
                                           ------------------------

New York, New York
December 18, 2003








                                    F-1



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2003 AND 2002
                       -------------------------

                ASSETS                         2003          2002
                ------                     ------------  ------------

Current Assets --
  Cash and cash equivalents (Note 1)        $4,063,766    $3,458,577



Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $4,063,767    $3,458,578

                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Cash distributions payable
  to unit owners, paid
  November 2003 and 2002                    $4,019,136    $3,393,937


Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings (Note 1)                 44,630        64,640

                                           ------------  ------------
                                            $4,063,767    $3,458,578

                                           ============  ============











              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-2



                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001
        ----------------------------------------------------------


                                  2003          2002          2001
                              ------------  ------------  ------------
German gas, sulfur and
  oil royalties
  received                    $18,169,035   $17,435,504   $22,453,630


Interest income                    31,477        60,961       137,305

Trust expenses                   (802,153)     (610,689)    ( 684,111)
                              ------------  ------------  ------------
  Net income on
  a cash basis                $17,398,359   $16,885,776   $21,906,824
                              ============  ============  ============

Net income per unit
  on a cash basis                $1.95         $1.89         $2.47
                                =======       =======       =======

Cash distributions paid
  or to be paid:
  Distributions per unit
  paid or to be paid to
  unit owners (Note 5)            1.95         $1.89         $2.46
                                =======       =======       =======



















               The accompanying notes to financial statements
                  are an integral part of these statements.

                                    F-3



                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001
        ----------------------------------------------------------


                                  2003          2002          2001
                              ------------  ------------  ------------
Balance,
  beginning of year           $     64,640  $    59,237   $    13,951

Net income on
  a cash basis                  17,398,359   16,885,776    21,906,824
                              ------------  ------------  ------------
                                17,462,999   16,945,013    21,920,775
                              ------------  ------------  ------------
Less:

  Current year
  distributions paid
  or to be paid to unit
  owners (Note 5)              17,418,369    16,880,373    21,861,538
                              ------------  ------------  ------------

Balance, end of year          $    44,630   $    64,640   $    59,237
                              ============  ============  ============
























               The accompanying notes to financial statements
                 are an integral part of these statements.

                                   F-4



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
       FOR THE FISCAL YEARS ENDED OCTOBER 31, 2003  2002 AND 2001
       ----------------------------------------------------------


                                  2003          2002          2001
                              ------------  ------------  ------------
Sources of cash and
      cash equivalents:
  German gas, sulfur and
    oil royalties received    $18,169,035   $17,435,504   $22,453,630

  Interest income                  31,477        60,961       137,305
                             ------------  ------------  ------------
                               18,200,512    17,496,465    22,590,935
Uses of cash and
      cash equivalents:
  Payment of Trust
  expenses                        802,153       610,689       684,111
  Distributions and
  dividends paid
  (Note 3)                     16,793,170    18,818,519    19,462,100
                              ------------  ------------  ------------
                               17,595,323    19,429,208    20,146,211
                              ------------  ------------  ------------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year                 605,189    (1,932,743)    2,444,724

Cash and cash
  equivalents,
  beginning of year             3,458,577     5,391,320     2,946,596
                              ------------  ------------  ------------
Cash and cash
  equivalents,
  end of year                 $ 4,063,766    $3,458,577   $ 5,391,320
                              ============  ============  ============











              The accompanying notes to financial statements
                are an integral part of these statements.

                                  F-5



                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2003, 2002 AND 2001
                    -------------------------------


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


      Net income per unit on the cash basis -
      --------------------------------------

       Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of October 31, 2003, 2002 and 2001, there were 8,931,414, 8,931,414 and
        8,886,804 units of beneficial interest outstanding, respectively.


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


(3) Contingent liability:
    ---------------------

       The Trust serves as fiduciary for certain unlocated or unknown
        shareholders of the   Trust's corporate predecessors, North European
        Oil Corporation (the "Corporation") and North European Oil Company.
        From the liquidation of the Company to    October 31, 2002, 721,364
        Trust units were issued in exchange for Corporate or Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the year ended October 31, 2003, there were no units issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.


       On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of

                                    F-7



        the Trust's corporate predecessors. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50% (190,128 units) had been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005 subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the
        Delaware Escheator's share of subsequent claims.   As of the receipt
        of the November 2003 distribution, the maximum liability of the Delaware Escheator will be $13,414,581.

      In addition to the agreement reached with the Delaware Escheator, on
        December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but for whom New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement ("Settlement Agreement") covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing on a 50:50 basis of any costs relating to any claims which are allowed. Any subsequent claims will reduce the number of units to be issued to the New York Administrator in 2005. Following the final issuance of units to the New York Administrator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the Settlement Agreement will be completely eliminated. Under the terms of the Settlement Agreement, the maximum liability of the New York Administrator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the New York
        Administrator's share of subsequent claims.   As of the receipt of
        the November, 2003 distribution, the maximum liability of the New York Administrator will be $1,009,524.

       Under the Trust Agreement as deemed amended by the February 26, 1996
        Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect

                                    F-8



        to units issued or to be issued to the Delaware Escheator or the
        New York Administrator. As of October 31, 2003, there remained a total of 259,176 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the
        Delaware Escheator or the New York Administrator.   If all shares
        represented by the units already issued as well as the units remaining to be issued were presented for exchange, $487,023 in dividends and $30,884,946 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would not be less than their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.

(4) Related Party Transactions:
    ---------------------------

       John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During fiscal 2003, the Trust reimbursed him a total of $19,151.75 for such office space and office services.

































                                    F-9



(5) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2003 and 2002.

                              Fiscal 2003 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $4,766,564  $4,699,755  $4,536,318  $4,166,398   $18,169,035
Net income on
  a cash basis   4,520,367   4,528,543   4,352,137   3,997,312    17,398,359
Net income
  per unit on
  a cash basis      .51         .51         .49         .45          1.95
Current year
  cash
  distributions
  paid or
  to be paid     4,555,689   4,467,170   4,376,504   4,019,006    17,418,369
Current year
  cash
  distributions
  per unit          .51         .50         .49         .45          1.95


                              Fiscal 2002 by Quarter and Year
                -------------------------------------------------------------
                   First      Second       Third      Fourth        Year
                ----------  ----------  ----------  ---------- -------------
Royalties
  received      $4,765,084  $4,504,767  $4,580,463  $3,585,190   $17,435,504
Net income on
  a cash basis   4,542,845   4,492,298   4,443,703   3,406,930    16,885,776
Net income
  per unit on
  a cash basis      .51         .50         .50         .38          1.89
Current year
  cash
  distributions
  paid or
  to be paid     4,555,021   4,465,707   4,465,707   3,393,937    16,880,372
Current year
  cash
  distributions
  per unit          .51         .50         .50         .38          1.89








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

        Arthur Andersen LLP's report on the financial statements for the Trust's fiscal year 2001 contained no adverse opinion or disclaimer of opinion. The report was unqualified except for the fact that the financial statements did not present financial position and results of operations in conformity with generally accepted accounting principles, which require the use of the accrual basis of accounting. The Trust uses the cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

         In fiscal 2001 and the first two quarters of fiscal 2002 prior to the termination of Arthur Andersen LLP's services to the Trust, there were no disagreements between the Trust and Arthur Andersen LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure which would have caused Arthur Andersen LLP to make reference to the subject matter of such disagreement in connection with its report. During the same period, there were no "reportable events" as defined in Item 304 of Regulation S-K.


                                PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

         The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 12, 2004, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 of this Report for information concerning the executive officers of the Trust.

Code of Ethics.
---------------

         The Trustees have adopted a Code of Ethics for its officers, which at this time only include the Managing Trustee and the Managing Director. These officers serve the roles of principal executive officer and principal financial and accounting officer. A copy of the Code is available without charge on request by writing to the Managing Director at the office of the Trust.

         No waivers or exceptions to the Code have been granted since the adoption of the Code. Any amendments or waivers to the Code will be disclosed in a Form 8-K filing of the Trust after such amendment or waiver.

Audit Committee membership.
---------------------------

         All of the members of the Audit Committee are "independent" as that term is defined in the rules of the Securities and Exchange Commission and the applicable listing standards of New York Stock Exchange . The Trustees have determined that both Robert P. Adelman and Rosalie J. Wolf are "audit committee financial experts," as the term is defined in the Commission rules.

Item 11. Executive Compensation.
         -----------------------

         The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 12, 2004, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement dated January 12, 2004, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

         The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement dated January 12, 2004, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 14. Controls and Procedures.
         ------------------------

         As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Trust's management, which consists of the Managing Trustee and the Managing Director, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Managing Trustee and the Managing Director concluded that the Trust's disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the Trust's management in the reports that are filed or submitted under the Exchange Act.

         There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the fourth quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


                                 PART IV


Item 15. Principal Accountant Fees and Services.
         ---------------------------------------

         The information about fees billed by our independent auditors and our pre-approval policies with respect to non-audit services are set forth under the caption "Auditor Matters" in Registrant's definitive Proxy Statement dated January 12, 2004, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.


Item 16. Exhibits, Financial Statements, and Reports on Form 8-K.
         --------------------------------------------------------

         (a) The following is a list of the documents filed as part of this report:

           1.  Financial Statements

               Index to Financial Statements for the Years
               Ended October 31, 2003, 2002 and 2001

               Report of Independent Public Accountants

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2003 and 2002

               Statements of Revenue Collected and Expenses Paid for the Years Ended October 31, 2003, 2002 and 2001

               Statements of Undistributed Earnings for the Years
               Ended October 31, 2003, 2002 and 2001

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 2003, 2002 and 2001

               Notes to Financial Statements

           2.  Exhibits

               The Exhibit Index following the signature page lists all exhibits filed with this report or incorporated by reference.

         (b)  Reports on Form 8-K.

              A Report on Form 8-K, dated August 12, 2003, was furnished on August 14, 2003 announcing the Trust's earnings for the third quarter of fiscal 2003.

              A Report on Form 8-K, dated October 30, 2003, was furnished on November 3, 2003 announcing the amount of the distribution for the fourth quarter of fiscal 2003.

              A Report on Form 8-K, dated November 13, 2003, was furnished on November 17, 2003 announcing the Trust's earnings for the fourth quarter of fiscal 2003.



                               SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 19, 2003                By:  /s/ John H. Van Kirk
                                             -------------------------
                                                 John H. Van Kirk,
                                                 Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 19, 2003                    /s/ John H. Van Kirk
                                            --------------------------------
                                                John H. Van Kirk, Trustee


Dated: December 19, 2003                    /s/ Robert P. Adelman
                                            --------------------------------
                                                Robert P. Adelman, Trustee


Dated: December 19, 2003                    /s/ Samuel M. Eisenstat
                                            --------------------------------
                                                Samuel M. Eisenstat, Trustee


Dated: December 19, 2003                    /s/ Willard B. Taylor
                                            --------------------------------
                                                Willard B. Taylor, Trustee


Dated: December 19, 2003                    /s/ Rosalie J. Wolf
                                            --------------------------------
                                                Rosalie J. Wolf, Trustee

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

(22) There are no parents and no subsidiaries of the Trust.

(31.1)  Certification of Chief Executive Officer pursuant              33
          to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)  Certification of Chief Financial Officer pursuant              35
          to Section 302 of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive and Chief Financial           37
          Officers pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002

(99.1)  Estimate of Remaining Proved Producing Reserves                38
          in the Northwest Basin of the Federal Republic of Germany as of October 1, 2003 and Calculation of
          Cost Depletion Percentage for the 2003 Calendar
          Year prepared by Ralph E. Davis Associates, Inc.

(99.2) Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).