Form 10-Q
period 2004-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2004-03-09
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2004    or

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

Class                                     Outstanding at February 27, 2004
-----                                     --------------------------------
Units of Beneficial Interest                        8,931,414

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
        --------------------

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
             -----------------------------------------------------

                                                2004                2003
                                           --------------      -------------
                                                     (unaudited)
German gas, oil and sulfur
   royalties received                       $ 4,360,730         $ 4,766,564
                                            -----------         -----------
Interest income                                   6,393               8,520
                                            -----------         -----------
Trust expenses                              (   233,010)        (   254,717)
                                            -----------         -----------
   Net income on a cash basis               $ 4,134,113         $ 4,520,367
                                            ===========         ===========
Net income per unit on a cash basis            $ .46               $ .51
                                               ======              ======
Cash distributions paid or to be paid:
   Distributions per unit to be paid to
   unit owners                                 $ .46               $ .51
                                               ======              ======


            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2004 AND OCTOBER 31, 2003
                      -------------------------------------

                                                2004                2003
                                           --------------      -------------
                                            (unaudited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 4,178,723         $ 4,063,766
Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                   1
                                            -----------         -----------
Total Assets                                $ 4,178,724         $ 4,063,767
                                            ===========         ===========

Current liabilities - - Cash distributions
   payable to unit owners                   $ 4,108,450         $ 4,019,136
Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                   1
Undistributed earnings                           70,273              44,630
                                            -----------         -----------
Total Liabilities and Trust Corpus          $ 4,178,724         $ 4,063,767
                                            ===========         ===========


              The accompanying notes to financial statements
            should be read in conjunction with these statements.

          STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
             ----------------------------------------------------

                                                2004                2003
                                           --------------      -------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 4,360,730         $ 4,766,564
   Interest income                                6,393               8,520
                                            -----------         -----------
                                            $ 4,367,123         $ 4,775,084
                                            ===========         ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    233,010             254,717
   Distributions and dividends paid (Note 3)  4,019,156           3,393,937
                                            -----------         -----------
                                              4,252,166           3,648,654
                                            -----------         -----------
Net increase in cash and
   cash equivalents during the period           114,957           1,126,430
Cash and cash equivalents,
   beginning of period                        4,063,766           3,458,577
                                            -----------         -----------
Cash and cash equivalents,
   end of period                            $ 4,178,723         $ 4,585,007
                                            ===========         ===========


                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
              ----------------------------------------------------

                                                2004                2003
                                           -------------       -------------
                                                      (unaudited)
Balance, beginning of period                $    44,630         $    64,640
Net income on a cash basis                    4,134,113           4,520,367
                                            -----------         -----------
                                              4,178,743           4,585,007
                                            -----------         -----------

Less:
   Current year distributions paid or
   to be paid to unit owners (Note 3)         4,108,470           4,555,021
                                            -----------         -----------
                                              4,108,470           4,555,021
                                            -----------         -----------
Balance, end of period                      $    70,273         $    29,986
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 2004 and 2003, there were 8,931,414 and 8,931,414 units of beneficial interest outstanding, respectively.


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


(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors North European Oil
     Corporation (the "Corporation") and North European Oil Company.
      From the liquidation of the Company to October 31, 2003, 721,364 Trust units were issued in exchange for Corporate or Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the three month period ended January 31, 2004, there were no units issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator ("Delaware Escheator") was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total 760,560 units were subject to the settlement. Under the settlement 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50% (190,128 units) had been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000 claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005 subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the February 2004 distribution, the maximum liability of the Delaware Escheator will be $13,582,277.

      In addition to the agreement reached with the Delaware Escheator, on December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but for whom New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement (the "Settlement Agreement") covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing on a 50:50 basis of any costs relating to any claims which are allowed. Any subsequent claims will reduce the number of units to be issued to the New York Administrator in 2005. Following the final issuance of units to the New York Administrator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the Settlement Agreement will be completely eliminated. Under the terms of the Settlement Agreement, the maximum liability of the New York Administrator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the New York
      Administrator's share of subsequent claims.   As of the receipt of the
      February 2004 distribution, the maximum liability of the New York Administrator will be $1,030,045

      Under the Trust Agreement, as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of January 31, 2004, there remained a total of 259,176 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares represented by the units already issued as well as the units remaining to be issued were presented for exchange, $487,023 in dividends and $31,004,167 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would not be less than their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.

(4) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During the first quarter of fiscal 2004 the Trust reimbursed him a total of $3,584.64 for such office space and office services.



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

          The operating companies, subsidiaries of ExxonMobil Corp. and the Royal Dutch Group, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust. Of the three products, natural gas provides approximately 98% of the total royalties.

          Net Trust income for the first quarter of fiscal 2004 was $4,134,113. This level of income permitted a distribution of 46 cents per unit which was paid on February 25, 2004 to owners of record as of February 13, 2004. Gross royalty income of $4,360,730 for the quarter ended January 31, 2004 declined by 8.5% from gross royalty income of $4,766,564 received during last year's equivalent period. This royalty income was based on sales of gas, oil and sulfur from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2003.

          With both the quarterly gas sales and gas prices posting lower levels in comparison to the first quarter of fiscal 2003, higher exchange rates on royalty transfers from Germany served to limit the drop in dollar royalties and the Trust distribution for the first quarter of fiscal 2004. The amount of gas sold under the higher royalty rate agreement covering western Oldenburg declined by 12.9% from 20.86 billion cubic feet ("Bcf") in the first quarter of fiscal 2003 to 18.16 Bcf in the quarter just ended. Gas sales from the entire Oldenburg concession covered under the lower royalty rate agreement fell by 13.1% from 53.61 Bcf to 46.59 Bcf.
The decline in gas sales was almost evenly spread through both the eastern and western halves of the Oldenburg concession.

          The average price for gas sold under the higher royalty rate agreement declined 12.2% from 1.3487 Euro cents per Kwh ("Ecents/Kwh") to

1.1836 Ecents/Kwh. The average price for gas sold under the lower royalty rate agreement declined 7.6% from 1.3119 Ecents/Kwh to 1.2120 Ecents/Kwh. The impact of the decline in both gas sales and gas prices is shown clearly in the amount of royalties in Euros paid to the Trust. Royalties paid to the Trust under the higher royalty rate agreement declined 22.8% from 3,214,224 Euros to 2,481,980 Euros. Royalties paid to the Trust under the lower royalty rate agreement declined 22.6% from 1,175,022 Euros to 909,007 Euros. Based upon the conversion of Euro royalties into dollar royalties the average value of the Euro for the quarter just ended increased 18.1% compared to the first quarter of fiscal 2003 from a dollar equivalent of $1.0385 to $1.2269. Using this average value for the Euro and converting gas prices into more familiar terms, gas prices under both the higher and lower royalty rate agreements averaged $4.18 per Mcf compared to $3.97 and $3.88 respectively for the first quarter of fiscal 2003.

          From information informally provided by the operating companies, it appears that the decline in gas sales is related to a continuing decline in overall reservoir pressure along with interruptions in production caused by the large number of well shutdowns for required maintenance and efforts to address productivity problems or failures at subsurface levels. They indicated that their response to this decline was three-fold. On an immediate basis, the operating companies began a program of workovers in 2003 to address productivity problems and failures of subsurface installations in an effort to re-stimulate the wells. This program is continuing in 2004. While these actions will help over time with production levels, this program results in a reduction of current production due to the required well shutdowns during this procedure.

          On a short term basis, the operating companies report that two new compressor units are being installed as the first part of the production program. This program will permit a step by step reduction in reservoir pressures allowing gas reserves previously not recoverable to be produced. Under current arrangements reservoir pressure must exceed the pipeline pressure of 75-80 bars in order for the gas to force its way into the pipeline. As the pressure declines over time, less and less gas enters the pipeline. The compressors provide the needed additional pressure to force the gas from the well into the pipeline at higher rates than the residual reservoir pressure would permit. The eventual establishment of four different pressure levels within the pipeline system will permit the achievement of a final reservoir pressure of 7 bars.

          On a long term basis, the operating companies have indicated their intent to increase the drilling program that has been limited in recent years. Four wells are currently planned for 2004 with two each in both the eastern and western areas of the Oldenburg concession. There is both a new vertical well (to develop a previously untapped area) and a horizontal deviation off an existing well (to increase production rates and recoverable reserves) planned for both areas. For 2005 two additional horizontal
deviations are currently being planned.   Finally a review of seismic data
for larger areas is planned that the operating companies hope will result in an infill drilling program to reach reserves not currently accessible by existing wells. While the Trust has no control over the plans of the operating companies it is our hope that these plans will be implemented and will result in an increase in both future production and sales levels as well as accelerating the replacement of reserves reduced through current production.

          First fiscal quarter Trust expenses of $233,010 were slightly lower than the prior year, due primarily to the delayed billing in the current quarter of the listing fee for the New York Stock Exchange. All the remaining categories of expenses showed only moderate changes either positive or negative. Interest income declined, reflecting the reduced funds available for investment and the continuing low interest rates on those funds.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2003 compared to that at fiscal year end
(October 31, 2003) shows an increase in assets due to higher royalty receipts during the quarter.


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

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The Annual Meeting of Unit Owners was held on February 11, 2004.

     (b) The following persons were elected as Trustees of the Trust to serve until the 2005 Annual Meeting of Unit Owners:

          Robert P. Adelman (7,141,638 votes for; 358,452 withheld) Samuel M. Eisenstat (7,143,298 votes for; 356,792 withheld) Willard B. Taylor (7,142,281 votes for; 357,809 withheld) John H. Van Kirk (6,991,126 votes for; 508,964 withheld) Rosalie J. Wolf (7,141,540 votes for; 358,550 withheld)


Item 5.  Other Information.
         ------------------

         There have been no changes to the procedures by which unit owners may recommend nominees for Trustees of the Trust since those disclosed in our proxy statement on Schedule 14A dated January 12, 2004.


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.
          ---------

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

          A Report on Form 8-K, dated January 29, 2004, was furnished on January 30, 2004 announcing the amount of the distribution for the first quarter of fiscal 2004.

          A Report on Form 8-K, dated February 11, 2004, was furnished on February 13, 2004 announcing the Trust's earnings for the first quarter of fiscal 2004.



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

Dated: February 27, 2004