Form 10-Q
period 2004-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2004-05-27
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2004    or

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

                        Yes   X        No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                        Yes   X        No

          Class                                Outstanding at April 30, 2004
----------------------------                  -------------------------------
Units of Beneficial Interest                             8,931,414




                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
        --------------------
          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
              FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003
             -----------------------------------------------------
                                               2004                  2003
                                           ------------         ------------
                                                      (Unaudited)
German gas, oil and sulfur
   royalties received                       $ 4,075,008          $ 4,699,755
                                            -----------          -----------
Interest income                                   4,954                7,520
                                            -----------          -----------
Trust expenses                              (   221,273)         (   178,732)
                                            -----------          -----------
   Net income on a cash basis               $ 3,858,689          $ 4,528,543
                                            ===========          ===========

Net income per unit on a cash basis            $ .43                $ .51
                                               ======               ======
Cash distributions paid or to be paid:

   Distributions per unit to be paid to
   unit owners                                 $ .43                $ .50
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 2004 AND OCTOBER 31, 2003
                      -------------------------------------
                                               2004                  2003
                                           ------------         ------------
                                            (Unaudited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,928,962          $ 4,063,766

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 3,928,963          $ 4,063,767
                                            ===========          ===========

Current liabilities - - Cash distributions
payable to unit owners                      $ 3,840,508          $ 4,019,136

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           88,454               44,630
                                            -----------          -----------
Total Liabilities and Trust Corpus          $ 3,928,963          $ 4,063,767
                                            ===========          ===========


              The accompanying notes to financial statements should be read in conjunction with these statements.



           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003
               --------------------------------------------------

                                               2004                  2003
                                           ------------         ------------
                                                      (Unaudited)
German gas, oil and sulfur
   royalties received                       $ 8,435,738          $ 9,466,319
                                            -----------          -----------
Interest income                                  11,347               16,040
                                            -----------          -----------
Trust expenses                              (   454,283)         (   433,449)
                                            -----------          -----------
     Net income on a cash basis             $ 7,992,802          $ 9,048,910
                                            ===========          ===========
Net income per unit on a cash basis             $0.89                $1.01
                                                =====                =====
Cash distributions paid or to be paid:

  Distributions per unit to be paid
   to unit owners                               $0.89                $1.01
                                                =====                =====

































            The accompanying notes to financial statements should be read in conjunction with these statements.


           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003
              ----------------------------------------------------
                                               2004                  2003
                                           ------------         ------------
                                                      (Unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 8,435,738          $ 9,466,319
   Interest income                               11,347               16,040
                                            -----------          -----------
                                              8,447,085            9,482,359
                                            ===========          ===========

Uses of cash and cash equivalents:
   Payment of Trust expenses                    454,283              433,449
   Distributions and dividends paid (Note 3)  8,127,606            7,951,090
                                            -----------          -----------
                                              8,581,889            8,384,539
                                            -----------          -----------
Net increase(decrease)in cash and
   cash equivalents during the period        (  134,804)           1,097,820

Cash and cash equivalents,
   beginning of period                        4,063,766            3,458,577
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 3,928,962          $ 4,556,397
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003
              ----------------------------------------------------
                                               2004                  2003
                                           ------------         ------------
                                                      (Unaudited)
Balance, beginning of period                $    44,630          $    64,640

Net income on a cash basis                    7,992,802            9,048,910
                                            -----------          -----------
                                              8,037,432            9,113,550
                                            -----------          -----------
Less:

   Current year distributions paid or
    to be paid to unit owners (Note 3)        7,948,978            9,022,860
                                            -----------          -----------
                                              7,948,978            9,022,860
                                            -----------          -----------
Balance, end of period                      $    88,454          $    90,690
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of April 30, 2004 and 2003, there were 8,931,414 and 8,931,414 units of beneficial interest outstanding, respectively.



(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust on behalf of the owners of beneficial interest in the Trust holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. and the Royal Dutch/Shell Group of Companies. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur.

(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2003, 721,364 units were issued in exchange for Corporate and Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the six-month period ended April 30, 2004 no units were issued in exchanges and no dividends and no distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator ("Delaware Escheator") was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50%(190,128 units) have been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares
       subject to the settlement will be completely eliminated.   Under the
       terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the May, 2004 distribution, the maximum liability of the Delaware Escheator will be $13,712,971. As of the record date for the May distribution, the Delaware Escheator continues to own 303,937 units of the 570,408 units previously issued to it.

      In addition to the agreement reached with the Delaware Escheator, on December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing of any costs relating to any claims which are allowed. As of the receipt of the May, 2004 distribution, the maximum liability of the New York Administrator will be $1,049,227.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of April 30, 2004, there remained a total of 259,176 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $487,023 in dividends and $31,115,612 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would be adequate to cover their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.

(4) Related party transactions:
    --------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During the second quarter of fiscal 2004 the Trust reimbursed him a total of $3,584.64 for such office space and office services.




















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

          The operating companies, subsidiaries of ExxonMobil Corp. and the Royal Dutch/Shell Group of Companies, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust.
     Of these three products, natural gas provides approximately 98% of the total royalties.

          The gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. Although the Trust itself does not have access to the specific sales contracts under which the Oldenburg gas is sold, these contracts are examined periodically by the German branch of Ernst & Young LLP.

          For unit owners changes in value of the Euro have both an immediate and a long term impact. The immediate impact relates to the determination of the number of dollars the Trust receives when Euros are converted into dollars at the time of the transfer of the royalties from Germany to the U.S. At the time of the exchange, a higher exchange rate would yield more dollars and a lower exchange rate fewer. The long term impact comes into play through the mechanism of gas pricing. With the price of light heating oil used as a component in the calculation of gas prices in the various contracts under which the gas is sold, changes in world crude oil prices are eventually reflected in gas prices. Since oil on the international market is priced in dollars, a lower exchange rate for the Euro means that oil imported into Germany is more expensive which results in higher local oil prices. A higher exchange rate for the Euro means that oil imported into Germany is less expensive which results in lower local oil prices. These higher or lower local oil prices are in turn reflected in higher or lower gas prices.

          For the second quarter of fiscal 2004 ended April 30, 2004, the Trust's net income was $3,858,689, showing a 14.8% decline over net income for the prior year's period. This income was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2004. This level of income allowed a distribution of 43 cents per unit payable on May 26, 2004 to owners of record as of May 14, 2004. For the six month period, the Trust's net royalty income was $7,992,802, a decline of 11.7% from the net income for last year's equivalent period. For the six month period ended April 30, 2004 total distributions were equal to $0.89 per unit.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. For the quarter just ended the impact of the exchange rate was the only positive factor on Trust royalties and the resulting distribution of all these factors.

          Under the lower percentage royalty rate agreement with BEB, the joint venture between the German subsidiaries of ExxonMobil and the Royal Dutch/Shell Group, covering the entire Oldenburg concession gas sales declined by 14.3% compared to the gas sales during the second quarter of fiscal 2003. Gas sales dropped from 52.9 to 45.3 billion cubic feet ("Bcf"). The average gas price for gas sold under this agreement declined as well although not as substantially, falling 3.1% from 1.3051 Euro cents per Kilowatt hour ("Ecents/Kwh") for the second quarter of fiscal 2003 to 1.2646 Ecents/Kwh for the quarter just ended.

          The situation under the higher percentage royalty rate agreement with the German subsidiary of ExxonMobil covering western Oldenburg was similar, with both gas sales and gas prices falling. Under this agreement gas sales declined 15.1% from 20.3 Bcf for the second quarter
     of fiscal 2003 to 17.3 Bcf for the quarter just ended.   The average
     price for gas sold under this agreement was 1.2583 Ecents/Kwh, down 8.6% from the average price for the second quarter of fiscal 2003 of
     1.3761 Ecents/Kwh.

          Under the lower percentage royalty rate agreement, the average value of the Euro based on the monthly transfer of royalties to the United States during the quarter just ended was $1.2105 an increase of 11.2% from $1.0882, the average value for the second quarter of fiscal 2003. Under the higher percentage royalty rate agreement, the average value of the Euro based on the monthly transfer of royalties to the United States for the quarter just ended was $1.2106 an increase of 12.3% from $1.0778, the average value for the second quarter of fiscal 2003. Converting the average gas prices using the average exchange rates for the quarter into more familiar terms yields an average gas price under both the lower and higher percentage royalty rate agreements of $4.27 and $4.34 per thousand cubic feet, respectively.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2004, compared to that at fiscal year end (October 31, 2003), shows a decline in assets due to the reduction in royalty receipts during the quarter.

          Interest income was lower reflecting the continuing low interest rates applicable during the period on the reduced funds available for investment. Trust expenses for the second quarter were somewhat higher in comparison to the expenses recorded for the second quarter of fiscal 2003 but the bulk of the increase was related to the timing of a sizeable expense payment along with higher legal expenses related to compliance with the Sarbanes-Oxley Act of 2002.

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

                  REPORT ON DRILLING AND GEOPHYSICAL WORK

          The Trust's new German consultant, Mr. Alfred Stachel, had met with representatives of the operating companies to inquire about the reasons behind the decline in gas production and sales during the two most recent years. The following paragraph is a summary of Mr. Stachel's account of the operating companies' response to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, the operating companies are not obligated to take any of the actions outlined below and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

          The operating companies explained that the decline was the result of the continuing drop in reservoir pressure for a number of wells and the resulting reduction in the flowrate of gas from those wells into the pipeline. They indicated that their intended response to this decline was three-fold. On an immediate basis, a program of workovers was started in 2003 and would be continuing in 2004 to address productivity problems and failures of subsurface installations in an effort to re-stimulate the wells and increase the flowrate. They indicated that while these actions are expected to help over time with production levels, in the short term this program would result in a reduction of current production due to the required well shutdown during this procedure. In the short term, the operating companies reported that two new compressor units were being installed to permit a step by step reduction in reservoir pressure while improving the gas flowrate. With the pipeline pressure at a level of 75-80 bars, wellhead pressure must exceed that level for gas to force its way into the pipeline. As wellhead pressure declines over time, less and less gas enters the pipeline. The compressors provide the needed pressure to force the gas from the well into the pipeline at higher rates than the remaining residual wellhead pressure would permit. They indicated that the eventual establishment of four different pressure levels within the pipeline system will permit the achievement of a final suction pressure of 7 bars. In the long term, the operating companies have indicated their intent to increase the drilling program that has been limited in recent years. Four wells are currently planned for 2004 with two each in both the eastern and western areas of the Oldenburg concession. The first well, Kneheim Z-5, was begun in January and has now reached its final depth and is nearing completion. This drilling rig will then move on to Sage Z-4. A second drilling rig is presently moving into place to begin drilling the horizontal deviation Hemmelte Z-8a, which after completion will be followed by the horizontal deviation Goldenstedt
     Z-18a.   There is both a new vertical well (to develop a previously untapped area) and a horizontal deviation off an existing well
     (to increase production rates and recoverable reserves) planned for both areas. For 2005 two additional horizontal deviations are currently being planned. Finally a review of seismic data for larger areas is planned that will hopefully result in an infill drilling program to reach reserves not currently accessible by existing wells.

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

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.












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

         A Report on Form 8-K, dated April 29, 2004, was furnished on May 3, 2004 announcing the amount of the distribution for the second quarter of fiscal 2004.

         A Report on Form 8-K, dated February 13, 2004, was furnished on February 14, 2004 announcing the Trust's earnings for the second quarter of fiscal 2004.



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

Dated: May 27, 2004