Form 10-Q
period 2004-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2004-08-27
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2004    or

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


Class                                     Outstanding at July 31, 2004
----------------------------              ------------------------------
Units of Beneficial Interest                        8,933,310







                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003
             -------------------------------------------------
                                                2004                2003
                                         -----------------   ----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 3,506,720          $ 4,536,318
                                            -----------          -----------
Interest income                                   5,250                8,241
                                            -----------          -----------
Trust expenses                              (   160,069)         (   192,422)
                                            -----------          -----------
   Net income on a cash basis               $ 3,351,901          $ 4,352,137
                                            ===========          ===========

Net income per unit on a cash basis            $ .38                $ .49
                                               ======               ======
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .01                  .00

   Distributions per unit to be paid to
   unit owners                                 $ .37                $ .49
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2004 AND OCTOBER 31, 2003
                      ----------------------------------
                                                2004                2003
                                         -----------------   ----------------
                                            (unaudited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 3,356,750          $ 4,063,766

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
Total Assets                                $ 3,356,751          $ 4,063,767
                                            ===========          ===========

Current liabilities - - Cash distributions
payable to unit owners                      $ 3,305,325          $ 4,019,136

Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           51,425               44,630
                                            -----------          -----------
Total Liabilities and Trust Corpus          $ 3,356,751          $ 4,063,767
                                            ===========          ===========

               The notes to financial statements should be read
                     in conjunction with these statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003
               --------------------------------------------------

                                                2004                2003
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $11,942,458          $14,002,637
                                            -----------          -----------
Interest income                                  16,597               24,281
                                            -----------          -----------
Trust expenses                              (   614,352)         (   625,871)
                                            -----------          -----------
     Net income on a cash basis             $11,344,703          $13,401,047
                                            ===========          ===========

Net income per unit on a cash basis            $1.27                $1.50
                                               =====                =====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .01                  .00

   Distributions per unit to be paid
   to unit owners                              $1.26                $1.50
                                               =====                =====






























               The notes to financial statements should be read
                    in conjunction with these statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003
                ------------------------------------------------
                                                2004                2003
                                          -----------------   ---------------
                                                      (unaudited)
Sources of cash and cash equivalents:

   German gas, oil and sulfur royalties     $11,942,458          $14,002,637
   Interest income                               16,597               24,281
                                            -----------          -----------
                                             11,959,055           14,026,918
                                            -----------          -----------
Uses of cash and cash equivalents:

   Payment of Trust expenses                    614,352              625,871
   Distributions and dividends paid (Note 3) 12,051,719           12,416,797
                                            -----------          -----------
                                             12,666,071           13,042,668
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period        (  707,016)             984,250

Cash and cash equivalents,
   beginning of period                        4,063,766            3,458,577
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 3,356,750          $ 4,442,827
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003
                ------------------------------------------------
                                                2004                2003
                                         -----------------   ----------------
                                                      (unaudited)

Balance, beginning of period                $    44,630          $    64,640

Net income on a cash basis                   11,344,703           13,401,047
                                            -----------          -----------
                                             11,389,333           13,465,687
                                            -----------          -----------
Less:

   Dividends and distributions paid to
   former unlocated shareholders (Note 3)        83,605                    0

   Current year distributions paid or
   to be paid to unit owners (Note 3)        11,254,303           13,399,253
                                            -----------          -----------
                                             11,337,908           13,399,253
                                            -----------          -----------
Balance, end of period                      $    51,425          $    66,434
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








    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of July 31, 2004 and 2003, there were 8,933,310 and 8,931,414 units of beneficial interest outstanding respectively.


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


(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2003, 721,364 units were issued in exchange for Corporate and Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 2004, 1,896 units of beneficial interest were issued in exchanges and $1,065.30 in dividends and $82,539.19 in distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's predecessor corporations. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Escheator, approximately 50% (190,128 units) have been issued to the Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through
       June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Escheator and the Trust on a 50:50 basis. From July 1, 2000 to
       June 30, 2005, subsequent claims will be paid by the Escheator and the Trust on a 75:25 basis, respectively. Any subsequent claims will reduce the number of units to be issued to the Escheator in 2005. Following the final issuance of units to the Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Escheator's share of subsequent claims. As of the receipt of the August, 2004 distribution, the maximum liability of the Escheator will be $13,720,930. As of the record date for the August distribution, the Delaware Escheator continues to own 125,309 units of the 570,408 units previously issued to it as part of the settlement.

      In addition to the agreement reached with the Delaware Escheator, on December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but for whom New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing of any costs relating to any claims which are allowed. As of the receipt of the August, 2004 distribution, the maximum liability of the New York Administrator will be $1,065,733. As of the record date for the August distribution, the New York Administrator continues to own all of the 44,610 units previously issued to it as part of the settlement.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of July 31, 2004, there remained a total of 253,206 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 236,952 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $485,958 in dividends and $30,949,405 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would not be less than their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.


(4) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During the third quarter of fiscal 2004 the Trust reimbursed him a total of $5,683.20 for such office space and office services.








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

     The operating companies, subsidiaries of Exxon Mobil Corp. and the Royal Dutch/Shell Group of Companies, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly
100% of all the royalties received by the Trust. Natural gas provides approximately 98% of the total royalties. Within the Oldenburg concession there are two overriding royalty rates in effect on sales of natural gas.
The Trust receives a 4% royalty from the western portion of the concession. The Trust also receives a 0.6667% royalty (adjusted to account for an agreed portion of costs), which covers the entire concession. The royalties are initially paid in Euros and are converted into U.S. dollars at the then current Euro/dollar exchange rate just prior to their transfer from Germany.

     Although the Trust itself does not have access to the specific sales contracts under which the Oldenburg gas is sold, a third party contractor, retained by the Trust, examines these contracts periodically. The contractor informed the Trust that these contracts contain pricing mechanisms which use a number of factors with varying time delays to price the gas being sold.
For the Trust there are two elements of these contracts that are significant. The first element is the utilization of the price of light heating oil in Germany as the primary pricing factor in many of these contracts. The price of light heating oil is in turn affected by the price of oil expressed in dollars on the international market. The second element is a three to six month delay before changes in pricing factors are translated into changes in the price of gas.

     For the third quarter of fiscal 2004, net Trust income declined by 24.4% to $3,351,901, which permitted a distribution of 37 cents per unit compared to the distribution of 49 cents for the prior year's period. The current distribution is being paid on August 25, 2004 to holders of record as of August 13, 2004. Due to an error on the part of the operating companies to properly adjust the royalty payment in the final month of the quarter, this quarter's royalty payment was larger than it should have been. When the higher royalty payment was included in the calculation of net income the resulting distribution to unit owners was three cents higher than it otherwise would have been. The first royalty payment by the operating companies in the next quarter will be reduced by the amount of the earlier overpayment thus reducing funds available for the fourth quarter's distribution.


     For the nine month fiscal period, net Trust income was $11,344,703, a
decline of 15.3% from the prior year's period.   Cumulative distributions for
the nine month period are $1.26 per unit compared to $1.50 paid during the same period last year. This income was primarily derived from royalties paid on sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2003 through the second calendar quarter of 2004.

     The primary factors affecting royalty revenue for the quarter just ended were the decline in gas sales and prices under both the higher royalty rate agreement covering western Oldenburg and the lower royalty rate agreement covering the entire Oldenburg concession. The increase in the average dollar value of the Euro over the prior year was minor in comparison to the more substantial declines in gas prices and sales and only partially offset their impact.

     The higher royalty rate agreement between the Trust and the German subsidiary of ExxonMobil covers western Oldenburg and provides the Trust with the bulk of its royalties. Under this agreement average gas prices for the quarter decreased 24.6% from the equivalent quarter for the prior year. Gas prices dropped from 1.4963 Euro cents per Kilowatt hour ("Ecents/Kwh") to
1.1276 Ecents/Kwh. When we convert this quarter's price into more familiar terms using the average exchange rate for the quarter, the average price for gas sold under this agreement was $3.90 per Mcf. This represents a 21.3% decrease from the prior year's equivalent quarter.

     The lower royalty rate agreement between the Trust and BEB, a joint venture between ExxonMobil and the Royal Dutch/Shell Group of Companies, covers gas sales from the entire Oldenburg concession. Under this agreement average gas prices for the quarter decreased 15.3% from the equivalent quarter for the prior year. Gas prices dropped from 1.3995 Ecents/Kwh to
1.1858 Ecents/Kwh compared to the prior year's equivalent quarter. When we convert this quarter's price into more familiar terms using the average exchange rate for the quarter, the average price for gas sold under this agreement was $4.03 per Mcf. This represents an 11.1% decrease from the prior year's equivalent quarter.

     During the quarter just ended, overall Oldenburg gas sales decreased by 10.5% from 43.06 billion cubic feet ("Bcf") to 38.56 Bcf. Gas sales from the higher royalty rate area of western Oldenburg decreased 10.3% from 16.91 Bcf to 15.16 Bcf. At this level, gas sales from western Oldenburg accounted for 39.31% of total Oldenburg gas sales.

     Throughout fiscal 2004 the Euro has held its value within a fairly narrow range. For the quarter just ended the average value for the Euro based on all royalties transferred to the United States was $1.2128. This average value was 4.7% higher than the average value of $1.1586 posted in the third quarter of fiscal 2003. The higher value of the Euro has the immediate impact of increasing the amount of dollars received at the time of the transfer of royalties from Germany. However, because of the use of light heating oil as a pricing factor in the gas sales contracts, the higher Euro also works to reduce the price of gas within Germany by making imported oil prices in dollars less expensive.

     If we discount the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended gas sales from western Oldenburg accounted for only 39.31% of all gas sales. However, royalties on these gas sales provided 78.4% or $2,747,844 out of a total of $3,506,720 in Oldenburg royalties.

     In an effort to keep the unit owners informed about the operating companies' efforts to increase production, the Trust's German consultant Alfred Stachel spoke with personnel at the operating companies to get an update on their progress. The operating companies indicated that the expansion of the Visbek compressor station is on time and will commence full operations at the beginning of October. Kneheim Z-5, a new well located in western Oldenburg, has been completed and will enter its active production phase in October. Drilling operations for Hemmelte Z-8a, a horizontal deviation off an existing wellhead in western Oldenburg, began on June 24th. Drilling operations for Sage Z-4, a new well located in eastern Oldenburg,
began on June 30th.   The operating companies have indicated that they
believe the first impact of their efforts to increase production and sales will not be apparent until the Trust's first quarter of fiscal 2005. The Trust has no independent information with respect to these matters and must rely on the operating companies to keep it advised of any changes in the status of the matters described.

     Interest income for the third quarter and the nine month period was lower due to both reduced funds available for investment and continuing low interest rates. Trust expenses for the third quarter were lower due to the absence of the biannual audit related work completed in Germany and reduced legal fees. For the nine month period Trust expenses were only slightly lower in comparison.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2004, compared to that at fiscal year end (October 31, 2003), shows a decrease in assets due to the reduced royalty receipts during the quarter.

     The Trust distribution for the third quarter of fiscal 2004 is $0.37, a decline of 24.5% from last year's distribution of $0.49. Cumulative distributions for the nine month fiscal period are $1.26 compared to $1.50 for the prior year's period, a decline of 16%.

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

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.





























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

          A Report on Form 8-K, dated May 13, 2004, was furnished on May 14, 2004 announcing the Trust's earnings for the second quarter of fiscal 2004.

          A Report on Form 8-K, dated July 28, 2004, was furnished on August 9, 2004 announcing the amount of the distribution for the third quarter of fiscal 2004.



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

Dated: August 26, 2004