Form 10-K
period 2004-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2005-01-12
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2004  or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes   X       No      .
                                        -----        -----
As of April 30, 2004, the aggregate market value of outstanding units of beneficial interest of the Registrant held by non-affiliates of the Registrant was approximately $212,247,118 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)

As of December 31, 2004, there were 8,933,316 units of beneficial interest ("units") of the Registrant outstanding.



                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement dated January 10, 2005 for the annual meeting to be held on February 9, 2005.

                                PART I


Item 1.  Business.
         --------

     (a)  General Development of Business.
          -------------------------------

          Registrant (the "Trust") is a grantor trust which, on behalf of the owners of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. and the Royal Dutch/Shell Group of Companies ("Royal Dutch/Shell Group"). Under these contracts the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur. See Item 2 of this Report for descriptions of certain of these contracts.

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

          Neither the Trust nor the Trustees on behalf of the Trust conduct any active business activities or operations. The sole permitted function of the Trustees is to monitor, verify, collect, hold, invest and distribute the royalty payments made to the Trust. Under the Trust Agreement the Trustees make quarterly distributions of the net funds received by the Trust on behalf of the unit owners. Funds temporarily held by the Trust are invested in interest bearing bank deposits, certificates of deposit, U.S. Treasury Bills or other government obligations.

          There has been no significant change in the principal operation or purpose of the Trust during the past fiscal year.

          During the past two years, the Securities and Exchange Commission (the "SEC" or "Commission") finalized rules implementing legislation concerning governance matters for publicly held entities that was passed as part of the Sarbanes-Oxley Act of 2002 ("SOX"). The Trust is complying with the requirements of the SEC and SOX and at this time the Trustees have chosen not to request any relief from those provisions based on the passive nature of the Trust. In that connection, the Trustees have directed that the additional statements and disclosures set forth or incorporated by reference in this Report, which the Commission requires of corporations, be made even though some of such statements and disclosures might not now or in the future be required to be made by the Trust.

          In addition, the New York Stock Exchange (the "NYSE" or "Exchange"), where units of beneficial interest of the Trust are listed for trading, has adopted additional corporate governance rules. Most of the governance requirements promulgated by the NYSE are not applicable to the Trust which is a passive entity acting as a royalty trust and holds only overriding royalty rights. The Trust does not engage in any operating or active business. The Trustees have chosen to constitute an Audit and a Compensation Committee.

     (b)  Financial Information about Industry Segments.
          ---------------------------------------------

          Since the Trust conducts no active business operations, an analysis by industry segments is accordingly not applicable to the Trust. To the extent that royalty income received by the Trust is attributable to sales of different products, to sales from different geographic areas or to sales by different operating companies, this information is set forth in
Item 2 of this Report and the Exhibit described in that Item 2.

      )  Narrative Description of Business.
          ---------------------------------

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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. Beginning in January 2001, the operating companies began making royalty payments to the Trust exclusively in Euros. Once deposited in the Trust's bank account in Germany, the Euros are converted into U.S. dollars at the rate in effect on the date of transfer. The Trust does not engage in activities to hedge against currency risk or similar transactions and the fluctuations in the conversion rate impact its financial results. The Trust has not experienced any difficulty in effecting the conversion into U.S. dollars.

          As the holder of overriding royalty rights, the Trust has no legal ability, whether by contract or operation of law, to compel production. Moreover, if an operator should determine to terminate production in any concession or lease area and to surrender the concession or lease, the royalty rights for that area would thereby be terminated. Under certain royalty agreements, the operators are required to advise the Trust of any intention to surrender lease or concession rights. During the 2004 fiscal year, the Trust received notification that the operating companies intend to surrender their rights to three minor non-productive leases. The Trust is reviewing its options with regard to these three leases. The Trust itself is precluded from undertaking any production activities and only if it could locate an alternate operator for the same areas would there be any possibility of continued royalty payments for such an area following any such termination. The likelihood of locating such an alternate operator is small because the current operating companies would be unlikely to surrender their rights for areas if continued economic return from production can be reasonably anticipated.

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

          The Trust, either itself or in cooperation with holders of parallel royalty rights, arranges for periodic reviews of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. From time to time these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested and made.

     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2004.

     (e) Executive Officers of the Trust.
         -------------------------------

         As specified in the Trust Agreement the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day-to-day matters are handled by the Managing Director, John R. Van Kirk. John H. Van Kirk, who is 80 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 52 years old, has held the position of Managing Director of the Trust since November 1990. John R. Van Kirk is the son of John H. Van Kirk, the Managing Trustee.

          The Managing Director provides office space and services at cost to the Trust. In addition to the Managing Trustee and the Managing Director, the Trust has one secretarial employee in the United States. It also maintains a part-time consultancy relationship with an expert in Germany from whom it receives reports on a regular basis. Employee relations or labor contracts are not directly material to the business or income of the Trust. The Trustees have no specific information concerning employee relations of the operating companies.

     (f) Available Information.
         ---------------------

         The Trust maintains a website at www.NEORT.com. The Trust's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through the Trust's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The Trust's Code of Conduct and Business Ethics is also available on the Trust's website. The Trust's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.


Item 2.  Properties.
         ----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp., or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil Corp. owns two-thirds of OEG and the Royal Dutch/Shell Group owns one-third of OEG. The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg and located in the federal state of Lower Saxony, is the major source of royalty income for the Trust. In 2002 Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil Corp. and the Royal Dutch/Shell Group, formed a company ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by either Mobil Erdgas or BEB.

          Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate. Under the royalty agreement with Mobil Erdgas there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under said agreement.
The Trust is also entitled to receive from Mobil Erdgas a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received from the sale of sulfur under this agreement during fiscal 2004.

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

          In addition to the areas of Oldenburg and Bavaria, the Trust also holds overriding royalties on a number of leases in other areas of northwest Germany ranging in size from 185 to 25,000 acres and totaling 73,214 acres. The rates of overriding royalties vary from 1.83% to 6.75%. At the present time all but one of these leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, reserves from this lease are not included in reserve calculations for this report year. During the 2004 fiscal year, the Trust received notification that the operating companies intend to surrender their rights to three minor non-productive leases. The Trust is reviewing its options with regard to these three leases.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2004 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------

Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   14,681,866
Sulfur                                                   $      245,965
Oil                                                      $      133,378


                           BY GEOGRAPHIC AREA:
                           -------------------

Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  12,188,014
Eastern Oldenburg                                        $   2,804,868
Non-Oldenburg Areas                                      $      68,327


                          BY OPERATING COMPANY:
                          ---------------------

Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas-Erdol GmbH                                  $  10,521,770
BEB Erdgas und Erdol GmbH                                $   4,539,439


          Exhibit 99.1 to this Report is a report dated December 16, 2004 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 2004, based on the limited information available, for the Oldenburg area in which the Trust holds overriding royalty rights. That report, the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2004 and Calculation of Cost Depletion Percentage for the 2004 Calendar Year (the "Reserve and Depletion Report"), was prepared by Ralph
E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2004, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Reserve and Depletion Report contained herein for further details.

          In connection with the information in the Reserve and Depletion Report, note should be taken of the limited nature of the information available to the Trust. Pursuant to the arrangements under which the Trust holds royalty rights and due to the fact that the Trust is not considered an operating company within Germany, it has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised that publication of such information is not required under applicable law in Germany and that the royalty rights do not grant the Trust the right to require or compel the release of such information. Past efforts to obtain such information have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. The limited nature of the information available to the Trust makes many calculations impossible including, among others, the following: proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas, total gross and net productive wells, availability of oil and gas from the present reserves, contract supply for one year or acreage concentration.

          The Trust has the authority to examine, for certain limited purposes, the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Davis Associates and the Trustees believe the use of the material available is appropriate and suitable for preparation of the estimates described in the Reserve and Depletion Report. Both the Trustees and Davis Associates believe this report and these estimates to be reasonable and appropriate but they would possibly vary from statistical projections which could be made if reservoir production information (of the kind normally available to domestic producing companies) were available.
The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Reserve and Depletion Report.

          Attachment A of the Reserve and Depletion Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2004 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2004, 2003, 2002, 2001 and 2000 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.  Legal Proceedings.
         -----------------

          See Note 3 to the Financial Statements contained in Item 8 of this Report for further information.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

          Inapplicable.

                                PART II

Item 5.  Market for the Registrant Trust's Units of Beneficial Interest,
         ---------------------------------------------------------------
         Related Unit Owner Matters and Trust Purchases of Units of
         ----------------------------------------------------------
         Beneficial Interest.
         -------------------

         The Trust's units of beneficial interest are traded on the New York Stock Exchange under the symbol NRT. In addition, the Midwest Stock Exchange and the Boston Exchange have granted unlisted trading privileges in the Trust units.

          Under the Trust Agreement the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2004 and 2003 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2004
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2004                     $22.51         $25.99      $0.46
April 30, 2004                       $23.15         $25.40      $0.43
July 31, 2004                        $20.71         $25.20      $0.37
October 31, 2004                     $21.51         $24.63      $0.33



                               FISCAL YEAR 2003
                               ----------------

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

          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Reserve and Depletion Report attached as Exhibit 99.1. This report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in this report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2004 is 8.7247%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2004 calendar year are included on a special removable page in the 2004 Annual Report under "Note to Unit Owners." A separate letter containing the same information has been sent to all unit owners who were registered at any time during calendar 2004 and who are no longer registered owners as of the end of the calendar year. Additionally, the tax reporting information for 2004 is available on the Trust's website, www.NEORT.com.

          The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor Corporation or Company, who have not yet exchanged those shares for units, should surrender them for exchange. See Note 3 to the Financial Statements in
Item 8 of this Report for further information.

          As of November 30, 2004, there were 1,290 unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 604 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of The Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive units upon presentation of those shares or other evidences of ownership thereof. Management believes that the number of such presentations will continue to be immaterial in the coming years. In all events, after June 30, 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears will be eliminated. See Note 3 to the Financial Statements in Item 8 of this Report for further information.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust does not make any purchases of Trust units.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2004
               ----------------------------------------------

                  2004         2003         2002         2001         2000
              -----------  -----------  -----------  -----------  -----------
German gas,
 sulfur, and
 oil
 royalties
 received     $15,061,209  $18,169,035  $17,435,504  $22,453,630  $14,155,028
              ===========  ===========  ===========  ===========  ===========
Net Income on a
 cash basis   $14,307,658  $17,398,359  $16,885,776  $21,906,824  $13,668,262
              ===========  ===========  ===========  ===========  ===========
Net Income per unit
 on a cash
 basis (a)       $1.60        $1.95        $1.89        $2.47        $1.54
                 =====        =====        =====        =====         =====
Units of beneficial
 interest
 outstanding
 at end
 of year (a)   8,933,310    8,931,414    8,931,414    8,886,804    8,886,804

Cash distributions
 paid or to be
 paid:
 Dividends and
   distributions
   per unit paid
   to formerly
   unlocated
   unit owners     .01          .00          .00          .00          .00
 Distributions per
   unit paid or to
   be paid to
   unit owners   $1.59        $1.95        $1.89        $2.46        $1.56
                 =====        =====        =====        =====        =====
Total assets
 at year
 end         $ 3,014,386   $ 4,063,767   $ 3,458,578  $ 5,391,321  $ 2,946,597
             ===========   ===========   ===========  ===========  ===========

(a) Net income per unit on a cash basis was calculated based on the number of units outstanding at the end of the fiscal year.

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         -------------------------

Executive Summary
-----------------

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

          The operating companies, subsidiaries of ExxonMobil Corp. and the Royal Dutch/Shell Group, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust. Of these three products, natural gas provides approximately 98% of the total royalties. The gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant, although delayed, impact on the price of gas. A strong Euro would tend to reduce the cost of oil being imported into Germany and likely result in a lower price for light heating oil and a reduction in the amount of royalties paid to the Trust in Germany. However, a strong Euro would also result in an increase in the amount of royalties received when the royalties, originally received in Euros, are converted into dollars and transferred to the Trust's bank account in the U.S. A weak Euro would have the opposite effect. However, it is important to note that the prices of imported oil and the Euro/dollar relationship are only two of the numerous factors that can affect the price of light heating oil.

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


Results:  Fiscal 2004 versus Fiscal 2003
----------------------------------------

          For fiscal 2004 the Trust's gross royalty income decreased 17.1% from $18,169,035 to $15,061,209. The decline in gas sales and the drop in gas prices combined to push royalty income lower. The increase in the average value of the Euro contributed to the drop in gas prices but helped offset the decline in royalties by increasing the amount of dollars received when the royalties were transferred to the U.S.

          Under the higher royalty rate agreement with Mobil Erdgas covering western Oldenburg, gas sales declined 15.9% from 75.54 Billion cubic feet ("Bcf") in fiscal 2003 to 63.55 Bcf in fiscal 2004. In comparison to the prior year's equivalent quarter, each quarter showed a decline. With the exception of the first quarter of fiscal 2004, gas sales for each quarter showed a drop from those of the immediately preceding quarter. The drop in reservoir pressure that continued throughout the year was not fully addressed until the month of October when the new compressors came fully on line and even now there remains some minor construction work before the full production rate is reached. Average gas prices for gas sold from this royalty area declined 15.1% from 1.4175 Euro cents per kilowatt hour ("Ecents/Kwh") in fiscal 2003 to 1.2038 Ecents/Kwh in fiscal 2004.

          Under the lower royalty rate agreement with BEB covering the entire Oldenburg concession, gas sales declined 12.2% from 189.46 Bcf in fiscal 2003 to 166.41 Bcf in fiscal 2004. The overall gas sales showed the same pattern as gas sales from western Oldenburg in comparison to the prior year and the immediately preceding quarter. Average gas prices for gas sold from this royalty area declined 6.4% from 1.3033 Ecents/Kwh in fiscal 2003 to 1.2201 Ecents/Kwh in fiscal 2004.

          The Euro continued its strong performance against the dollar throughout fiscal 2004 and in late November reached its highest point yet at a dollar equivalent value of $1.3294. Using the cumulative transfer of royalties from Germany to the U.S. to generate an average value for the Euro, there was an 11.5% increase in the average value from $1.0971 for fiscal 2003 to $1.2234 for fiscal 2004.

          The consultant with whom the Trust has recently established a relationship continues to work diligently to develop the contacts with the personnel from the two operating companies to provide the best information possible to the Trust and its unit owners. However, the formation by the operating companies of the unified exploration and production venture, EMPG, has resulted in an information flow that is much more restricted than that experienced in prior years.

          Interest income for fiscal 2004 was lower due to the low interest rates that remained in effect and the reduced funds available for investment. Trust expenses decreased 3.3% from $802,153 in fiscal 2003 to $775,521 in fiscal 2004. The absence of expenses associated with the biennial examination of the operating companies in Germany to confirm the accuracy of the royalty payments resulted in the lower level of expenses.

          The operating companies have been involved in a construction and drilling program throughout 2004 in an effort to increase gas production and sales. The two new compressor units completed a four week testing period at the end of September, 2004 and since then have been in full operation.
While some construction work involving some dehydration plants remains to be completed, as of the beginning of October, 2004 the compressor units have produced at a rate of 54 million cubic feet per day ("ft/d"). When all construction is completed, this production figure is expected to rise to 71 million ft/d.

          The operating companies have pursued an expanded drilling program during 2004. Kneheim Z-5, a production well located in western Oldenburg, began production in mid September. Hemmelte Z-8a, a horizontal deviation off an existing western production well, began production in mid October. The deviation presented particular difficulties that were successfully addressed. Goldenstedt Z-18a, a horizontal deviation off an existing production well in eastern Oldenburg, has been completed. Using a high tech geo-steering procedure the operators were able to extend the horizontal deviation approximately 2,140 feet in length. The start of production is scheduled for March 2005. Sage Z-4, an exploratory well located in eastern Oldenburg, has been completed. Preliminary indications are that this well may have tapped a separate geological block but final confirmation will not be possible until the second half of 2006. Construction of a new gas treatment plant and a field pipeline will be necessary before production can begin. This additional construction will delay the start of production until at least September of 2005.

          The operating companies have indicated that they will continue their expanded drilling program into 2005 with four additional wells planned. Two horizontal deviations off existing wells are planned. The eastern well, Goldenstedt Z-12a, will begin drilling in mid December 2004 and the western well, Hemmelte Z-5a, will begin drilling in April 2005. A new production well in eastern Oldenburg, Oythe Z-3, to replace an existing well that suffered a casing collapse, is scheduled for a drilling start in September 2005. A new exploratory well in eastern Oldenburg, Doetlingen Ost Z-2, is scheduled for a drilling start in June 2005. This well is targeted to test a new geological reservoir.


Results:  Fiscal 2003 versus Fiscal 2002
----------------------------------------

          For fiscal 2003 the Trust's gross royalty income increased 4.2% from $17,435,504 to $18,169,035. The strengthening of world oil prices along with the gradual, albeit minor, improvement in the European economy combined to increase the amount of royalties paid to the Trust. Additionally, the Euro continued its climb throughout the first three quarters before falling back slightly in the final quarter of fiscal 2003.

          Under the higher royalty rate agreement with Mobil Erdgas, the average quarterly gas price for the 2003 and 2002 fiscal years fell to its low point of 1.3517 cents/Kwh during the first quarter of fiscal 2003.
From that point, the average quarterly price increased on a quarter over quarter basis for the next two quarters before falling back slightly in the final quarter. For the entire fiscal year the average gas price fell by 1.5% from 1.4394 Ecents/Kwh for fiscal 2002 to 1.4180 Ecents/Kwh for fiscal 2003.

          Under the lower royalty rate agreement with BEB, the average quarterly gas price for the 2003 and 2002 fiscal years fell to its low point of 1.1864 Ecents/Kwh during the fourth quarter of fiscal 2003. With the exception of the third quarter the average quarterly gas price posted a decline over the gas prices for the prior year's equivalent period. For the entire fiscal year the average gas price fell by 6.35% from 1.3917 Ecents/Kwh for fiscal 2002 to 1.3033 Ecents/Kwh for fiscal 2003.

          Except for a minor drop-off during the fourth quarter of fiscal 2003, the value of the Euro increased steadily during the 2003 and 2002 fiscal years. Using the transfer of royalties from Germany to the U.S. to provide an average value for the Euro, the value of the Euro during fiscal 2002 increased from $0.8728 in the first quarter to $0.9745 in the fourth quarter. During fiscal 2003 the value of the Euro continued its almost uninterrupted rise posting average values of $1.0385, $1.0806 and $1.1586 in the first through third quarters before falling back slightly to $1.1239 in the fourth quarter.

          For fiscal 2003 the decline in gas production and sales was concentrated in the western half of the Oldenburg concession. In each quarter western gas sales posted a year over year decline. In total for the year western Oldenburg gas sales declined 13.7% from 87.50 Bcf in fiscal 2002 to 75.54 Bcf in fiscal 2003. Eastern gas sales increased 8.7% from 104.85 Bcf in fiscal 2002 to 113.92 Bcf in fiscal 2003. Overall gas sales declined 1.5% from 192.35 Bcf in fiscal 2002 to 189.46 Bcf in fiscal 2003.

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


Critical Accounting Policies
----------------------------

          The financial statements, appearing subsequently in this Report, present financial statement balances and financial results on a cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). Cash basis accounting is an accepted accounting method for royalty trusts such as the Trust. Cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The sole exception to the use of the cash basis of accounting is the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust and presents to the unit owners a more accurate calculation of income and expenses for tax reporting purposes.


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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2004 and 2003                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Years Ended October 31, 2004,
    2003 and 2002                                                 F-3

  Statements of Undistributed Earnings for the
    Years Ended October 31, 2004, 2003 and 2002                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Years Ended October 31, 2004, 2003 and 2002               F-5

  Notes to Financial Statements                                F-6 - F-10

Schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


To the Board of Trustees and Unit Owners of
     North European Oil Royalty Trust

We have audited the accompanying statement of assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust as of October 31, 2004 and 2003, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended
October 31, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements have been prepared on the cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust at October 31, 2004 and 2003, its revenue collected and expenses paid, its undistributed earnings and changes in its cash and cash equivalents for each of the three years in the period ended October 31, 2004, on the basis of accounting described in Note 1.

We have also audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that North European Oil Royalty Trust maintained effective internal control over financial reporting as of October 31, 2004, and our report dated December 20, 2004 expressed an unqualified opinion thereon.



                                            /s/ Ernst & Young LLP
                                           ------------------------

New York, NY
December 20, 2004





                                    F-1



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2004 AND 2003
                       -------------------------

                ASSETS                         2004          2003
                ------                     ------------  ------------

Current Assets
  Cash and cash equivalents (Note 1)        $3,014,386    $4,063,766



Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $3,014,387    $4,063,767
                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities
  Cash distributions payable
  to unit owners, paid
  November 2004 and 2003                    $2,947,992    $4,019,136


Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings (Note 1)                 66,394        44,630

                                           ------------  ------------
                                            $3,014,387    $4,063,767
                                           ============  ============













              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-2



                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
           FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
           ---------------------------------------------------


                                  2004          2003          2002
                              ------------  ------------  ------------
German gas, sulfur and
  oil royalties
  received                    $15,061,209   $18,169,035   $17,435,504

Interest income                    21,970        31,477        60,961

Trust expenses                   (775,521)     (802,153)     (610,689)
                              ------------  ------------  ------------
Net income on
  a cash basis                $14,307,658   $17,398,359   $16,885,776
                              ============  ============  ============

Net income per unit
  on a cash basis                $1.60         $1.95         $1.89
                                =======       =======       =======

Cash distributions paid
  or to be paid:
  Dividends and distributions
    per unit paid to formerly
    unlocated unit owners          .01           .00           .00
  Distributions per unit
    paid or to be paid to
    unit owners (Note 5)         $1.59         $1.95         $1.89
                                =======       =======       =======
















               The accompanying notes to financial statements
                  are an integral part of these statements.

                                    F-3




                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
        ----------------------------------------------------------


                                  2004          2003          2002
                              ------------  ------------  ------------
Balance,
  beginning of year           $     44,630  $    64,640   $    59,237

Net income on
  a cash basis                  14,307,658   17,398,359    16,885,776
                              ------------  -----------   -----------
                                14,352,288   17,462,999    16,945,013
                              ------------  ------------  ------------
Less:
  Dividends and
    distributions paid
    to formerly unlocated
    unit owners (Note 3)            83,605            0             0
  Current year
    distributions paid
    or to be paid to unit
    owners (Note 5)             14,202,289    17,418,369    16,880,373
                              ------------  ------------  ------------


Balance, end of year           $    66,394   $    44,630   $    64,640
                               ============  ============  ============




















               The accompanying notes to financial statements
                 are an integral part of these statements.

                                   F-4



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
          FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
          ---------------------------------------------------


                                  2004          2003          2002
                              ------------  ------------  ------------
Sources of cash and
      cash equivalents:
  German gas, sulfur and
    oil royalties received    $15,061,209   $18,169,035   $17,435,504

  Interest income                  21,970        31,477        60,961
                              -----------   -----------   -----------
                               15,083,179    18,200,512    17,496,465
Uses of cash and
      cash equivalents:
  Payment of Trust
  expenses                        775,521       802,153       610,689
  Distributions and
  dividends paid
  (Note 3)                     15,357,038    16,793,170    18,818,519
                              -----------   -----------   -----------
                               16,132,559    17,595,323    19,429,208
                              -----------   -----------   -----------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year              (1,049,380)      605,189    (1,932,743)
Cash and cash
  equivalents,
  beginning of year             4,063,766     3,458,577     5,391,320
                              -----------   -----------   -----------
Cash and cash
  equivalents,
  end of year                  $3,014,386    $4,063,766    $3,458,577
                              ===========   ===========   ===========












              The accompanying notes to financial statements
                are an integral part of these statements.

                                  F-5



                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2004, 2003 AND 2002
                    -------------------------------


(1) Summary of significant
    accounting policies:
    ----------------------

      Basis of accounting -
      ---------------------

      The accompanying financial statements present financial statement balances and financial results on a cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). Cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The sole exception to the use of the cash basis of accounting is the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust.


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


      Federal income taxes -
      ----------------------

       The Trust, as a grantor trust, is exempt from federal income taxes under a private letter ruling issued by the Internal Revenue Service.




                                   F-6



      Cash and cash equivalents -
      ---------------------------

       Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U.S. Treasury bills with maturities of three months or less from the date of purchase.

      Net income per unit on the cash basis -
      ---------------------------------------

       Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of October 31, 2004, 2003 and 2002, there were 8,933,310, 8,931,414, and 8,931,414 units of beneficial interest outstanding, respectively.


(2) Formation of the Trust:
    -----------------------

       The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust, on behalf of the owners of beneficial interest in the Trust, holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. and the Royal Dutch/Shell Group. Under these contracts the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur.


(3) Contingent liability:
    ---------------------

       The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors, North European Oil Corporation (the "Corporation") and North European Oil
        Company. From the liquidation of the Company to October 31, 2003, 721,364 Trust units were issued in exchange for Corporate or Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to former unlocated Corporation and Company shareholders. For the year ended October 31, 2004, there were 1,896 units issued in exchanges and $1,065 in dividends and $82,540 in distributions were paid to formerly unlocated Corporation and Company shareholders.

       On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator was approved by the Delaware Court of Chancery. As of that date there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Delaware Escheator on

                                    F-7


        April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50% (190,128 units) had been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated.
        Under the terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the November 2004 distribution, the maximum liability of the Delaware Escheator will be $13,732,808.

      In addition to the agreement reached with the Delaware Escheator, on
        December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but for whom New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement ("Settlement Agreement") covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing on a 50:50 basis of any costs relating to any claims which are allowed. Any subsequent claims will reduce the number of units to be issued to the New York Administrator in 2005. Following the final issuance of units to the New York Administrator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the Settlement Agreement will be completely eliminated. Under the terms of the Settlement Agreement, the maximum liability of the New York Administrator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the New York Administrator's share of subsequent
        claims.   As of the receipt of the November 2004 distribution, the
        maximum liability of the New York Administrator will be $1,080,454.

       Under the Trust Agreement as deemed amended by the February 26, 1996
        Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of October 31, 2004, there remained a


                                    F-8



        total of 253,206 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the
        Delaware Escheator or the New York Administrator.   If all shares
        represented by the units already issued as well as the units remaining to be issued were presented for exchange, $485,958 in dividends and $31,032,963 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would not be less than their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.


(4) Related Party Transaction:
    --------------------------

       John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During fiscal 2004, the Trust reimbursed him a total of $21,253 for such office space and office services.


































                                    F-9



(5) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the years ended October 31, 2004 and 2003.

                              Fiscal 2004 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $4,360,730  $4,075,008  $3,506,720  $3,118,751   $15,061,209
Net income on
  a cash basis   4,134,113   3,858,689   3,351,901   2,962,955    14,307,658
Net income
  per unit on
  a cash basis         .46         .43         .38         .33          1.60
Current year
  cash
  distributions
  paid or
  to be paid     4,108,450   3,840,528   3,388,930   2,947,986    14,285,894
Dividends and
 distributions
 paid to formerly
 unlocated
 unit owners           .00         .00         .01         .00           .01
Current year
  cash
  distributions
  per unit             .46         .43         .37         .33          1.59


                              Fiscal 2003 by Quarter and Year
                -------------------------------------------------------------
                   First      Second       Third      Fourth        Year
                ----------  ----------  ----------  ----------  ------------
Royalties
  received      $4,766,564  $4,699,755  $4,536,318  $4,166,398   $18,169,035
Net income on
  a cash basis   4,520,367   4,528,543   4,352,137   3,997,312    17,398,359
Net income
  per unit on
  a cash basis      .51         .51         .49         .45          1.95
Current year
  cash
  distributions
  paid or
  to be paid     4,555,689   4,467,170   4,376,504   4,019,006    17,418,369
Current year
  cash
  distributions
  per unit          .51         .50         .49         .45          1.95


                                     F-10

Item 9.   Changes in and Disagreements with Accountants on Accounting
          -----------------------------------------------------------
          and Financial Disclosure.
          ------------------------

          None


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

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

Internal Control Over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control Over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          Rules of the Securities and Exchange Commission implementing
Section 404 of the Sarbanes-Oxley Act will require our Annual Report for the fiscal year ending October 31, 2005 to contain a management's report and an independent accountants' report regarding the effectiveness of internal control over financial reporting ("internal control"). However, in this fiscal year 2004 Annual Report, we chose to include this report on internal control voluntarily. As a basis for our report, we tested and evaluated the design, documentation and operating effectiveness of internal control.

          In early March 2004, the Public Company Accounting Oversight Board (PCAOB) formed pursuant to SOX issued its auditing standard, which may require changes to the processes we utilize to test and evaluate the design, documentation and operating effectiveness of internal control and may affect our future internal control disclosures. In addition, various proposals for rules by the SEC may also affect internal control disclosures and require changes in them. Based on our assessment as of October 31, 2004, however, we make the following assertions:

          1. Management is responsible for establishing and maintaining effective internal control over financial reporting of the Trust. The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

          2. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

          3. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by PCAOB and in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Trust maintained effective internal control over financial reporting as of October 31, 2004.


          Ernst & Young LLP, the Trust's independent auditors, have issued an attestation report on management's assessment of the Trust's internal control over financial reporting. It appears immediately following this report.


          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Unit Owners of
 North European Oil Royalty Trust


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that North European Oil Royalty Trust (the "Trust") maintained effective internal control over financial reporting as of October 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the basis of accounting described in the notes to financial statements. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the basis of accounting described in the notes to financial statements, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


In our opinion, management's assessment that the Trust maintained effective internal control over financial reporting as of October 31, 2004, is fairly stated, in all material respects, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2004, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus arising from cash transactions of the Trust as of October 31, 2004 and 2003 and the related statements of revenue collected and expenses paid, undistributed earning and changes in cash and cash equivalents for each of the three years in the period ended October 31, 2004, and our report dated December 20, 2004 expressed an unqualified opinion thereon.


                                          /s/ Ernst & Young LLP
                                          ---------------------

New York, NY
December 20, 2004

          Part C.   Changes in Internal Control Over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None


                               PART III


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 10, 2005, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 of this Report for information concerning the executive officers of the Trust.

          The information required by this item with respect to the Trust's audit committee, audit committee financial experts and Section 16(a) Beneficial Ownership Reporting Compliance is also set forth in the Registrant's definitive Proxy Statement, dated January 10, 2005, as filed with the Commission, which is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Code of Ethics
--------------

          The Trustees have adopted a Code of Conduct and Business Ethics (the "Code") for the Trust's trustees and employees, which at this time includes the Trustees, including the Managing Trustee, and the Managing Director. The Managing Trustee and Managing Director serve the roles of principal executive officer and principal financial and accounting officer. A copy of the Code is available without charge on request by writing to the Managing Director at the office of the Trust. The Code is also available at the Trust's web-site, www.NEORT.com.

          All trustees and employees of the Trust have signed a copy of the Code. No waivers or exceptions to the Code have been granted since the adoption of the Code. Any amendments or waivers to the Code will be disclosed in a Form 8-K filing of the Trust after such amendment or waiver.

Item 11. Executive Compensation.
         ----------------------

          The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 10, 2005, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 10, 2005, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

          The Trust does not maintain any compensation plans under which units are authorized for issuance.


Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

          The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 10, 2005, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.


Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information about fees billed by our independent auditors and our pre-approval policies with respect to non-audit services are set forth under the caption "Auditor Matters" in Registrant's definitive Proxy Statement, dated January 10, 2005, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Years
               Ended October 31, 2004, 2003 and 2002

               Report of Independent Registered Public Accounting Firm

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2004 and 2003

               Statements of Revenue Collected and Expenses Paid for the Years Ended October 31, 2004, 2003 and 2002

               Statements of Undistributed Earnings for the Years
               Ended October 31, 2004, 2003 and 2002

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 2004, 2003 and 2002

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 20, 2004                By:  /s/ John H. Van Kirk
                                             -------------------------
                                                 John H. Van Kirk,
                                                 Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 20, 2004                    /s/ John H. Van Kirk
                                            --------------------------------
                                                John H. Van Kirk, Trustee


Dated: December 20, 2004                    /s/ Robert P. Adelman
                                            --------------------------------
                                                Robert P. Adelman, Trustee


Dated: December 20, 2004                    /s/ Samuel M. Eisenstat
                                            --------------------------------
                                                Samuel M. Eisenstat, Trustee


Dated: December 20, 2004                    /s/ Willard B. Taylor
                                            --------------------------------
                                                Willard B. Taylor, Trustee


Dated: December 20, 2004                    /s/ Rosalie J. Wolf
                                            --------------------------------
                                                Rosalie J. Wolf, Trustee


Dated: December 20, 2004                    /s/ John R. Van Kirk
                                            --------------------------------
                                                John R. Van Kirk,
                                                Managing Director

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

(21)    There are no subsidiaries of the Trust.

(31.1)  Certification of Chief Executive Officer pursuant             39
          to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)  Certification of Chief Financial Officer pursuant             41
          to Section 302 of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive and Chief Financial          43
          Officers pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

(99.1)  Estimate of Remaining Proved Producing Reserves               44
          in the Northwest Basin of the Federal Republic of Germany as of October 1, 2004 and Calculation of Cost Depletion Percentage for the 2004
          Calendar Year prepared by
          Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).