Form 10-Q
period 2005-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2005-03-09
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2005    or

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
Yes   X    No
    -----     -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes   X    No
    -----     -----

Class                                     Outstanding at January 31, 2005
-----                                     -------------------------------
Units of Beneficial Interest                        8,933,316

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
        --------------------

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
             -----------------------------------------------------

                                                2005                2004
                                           --------------      -------------
                                                     (unaudited)
German gas, oil and sulfur
   royalties received                       $ 5,154,811         $ 4,360,730
                                            -----------         -----------
Interest income                                   5,320               6,393
                                            -----------         -----------
Trust expenses                              (   325,017)        (   233,010)
                                            -----------         -----------
   Net income on a cash basis               $ 4,835,114         $ 4,134,113
                                            ===========         ===========
Net income per unit on a cash basis            $ .54               $ .46
                                               ======              ======
Cash distributions paid or to be paid:
   Distributions per unit to be paid to
   unit owners                                 $ .54               $ .46
                                               ======              ======


            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2005 AND OCTOBER 31, 2004
                      -------------------------------------

                                                2005                2004
                                           --------------      -------------
                                            (unaudited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 4,901,508         $ 3,014,386
Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                   1
                                            -----------         -----------
Total Assets                                $ 4,901,509         $ 3,014,387
                                            ===========         ===========

Current liabilities - - Cash distributions
   payable to unit owners                   $ 4,823,991         $ 2,947,992
Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                   1
Undistributed earnings                           77,517              66,394
                                            -----------         -----------
Total Liabilities and Trust Corpus          $ 4,901,509         $ 3,014,387
                                            ===========         ===========


              The accompanying notes to financial statements
            should be read in conjunction with these statements.

          STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
             ----------------------------------------------------

                                                2005                2004
                                           --------------      -------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 5,154,811         $ 4,360,730
   Interest income                                5,320               6,393
                                            -----------         -----------
                                            $ 5,160,131         $ 4,367,123
                                            ===========         ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    325,017             233,010
   Distributions and dividends paid (Note 3)  2,947,992           4,019,156
                                            -----------         -----------
                                              3,273,009           4,252,166
                                            -----------         -----------
Net increase in cash and
   cash equivalents during the period         1,887,122             114,957
Cash and cash equivalents,
   beginning of period                        3,014,386           4,063,766
                                            -----------         -----------
Cash and cash equivalents,
   end of period                            $ 4,901,508         $ 4,178,723
                                            ===========         ===========


                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
              ----------------------------------------------------

                                                2005                2004
                                           -------------       -------------
                                                      (unaudited)
Balance, beginning of period                $    66,394         $    44,630
Net income on a cash basis                    4,835,114           4,134,113
                                            -----------         -----------
                                              4,901,508           4,178,743
                                            -----------         -----------

Less:
   Current year distributions paid or
   to be paid to unit owners (Note 3)         4,823,991           4,108,470
                                            -----------         -----------
                                              4,823,991           4,108,470
                                            -----------         -----------
Balance, end of period                      $    77,517         $    70,273
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

    Federal income taxes -
    ------------------------------
      The Trust, as a grantor trust, is exempt from federal income taxes under a private letter ruling issued by the Internal Revenue Service.

    Cash and cash equivalents -
    -------------------------
      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with maturities of three months or less from the date of purchase.

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 2005 and 2004, there were 8,933,316 and 8,931,414 units of beneficial interest outstanding, respectively.



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


(3) Contingent liability:
    ---------------------
      The Trust serves as fiduciary for certain unlocated or unknown shareholders of the Trust's corporate predecessors North European Oil
     Corporation (the "Corporation") and North European Oil Company.
      From the liquidation of the Company to October 31, 2004, 723,260 Trust units were issued in exchange for Corporate or Company shares and dividends of $355,166 and distributions of $4,319,084 were paid to former unlocated Corporation and Company shareholders. For the three month period ended January 31, 2005, there were 6 units issued in exchanges and $265.40 in distributions were paid to former unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator ("Delaware Escheator") was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total 760,560 units were subject to the settlement. Under the settlement 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50% (190,128 units) had been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000 claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005 subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the settlement will be completely eliminated. Under the terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the February 2005 distribution, the maximum liability of the Delaware Escheator will be $13,752,245. As of the record date for the February distribution, the Delaware Escheator continues to own 35,995 units of the 570,408 units previously issued to it as part of the settlement.

      In addition to the agreement reached with the Delaware Escheator, on December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but for whom New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement (the "Settlement Agreement") covers 89,220 units attributable to stock ownership by unlocated shareholders of predecessor corporate entities. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,610 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing on a 50:50 basis of any costs relating to any claims which are allowed. Any subsequent claims will reduce the number of units to be issued to the New York Administrator in 2005. Following the final issuance of units to the New York Administrator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the Settlement Agreement will be completely eliminated. Under the terms of the Settlement Agreement, the maximum liability of the New York Administrator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the New York Administrator's share of subsequent claims. As of the receipt of the February 2005 distribution, the maximum liability of the New York Administrator will be $1,104,544. As of the record date for the February distribution, the New York Administrator continues to own all of the 44,610 units previously issued to it as part of the settlement.

      Under the Trust Agreement, as deemed amended by the February 26, 1996 Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of January 31, 2005, there remained a total of 253,200 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,732 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares represented by the units already issued as well as the units remaining to be issued were presented for exchange, $485,958 in dividends and $31,169,425 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would not be less than their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated in 2005.


(4) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During the first quarter of fiscal 2005 the Trust reimbursed him a total of $5,007.31 for such office space and office services.



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

          The gas that is produced by the operating companies from the Oldenburg concession is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. Although the Trust itself does not have access to the specific sales contracts under which the Oldenburg gas is sold, a third party contractor, retained by the Trust, examines these contracts periodically. For the Trust there are two elements of these contracts that are significant. The first element is the utilization of the price of light heating oil in Germany as the primary pricing factor in many of these contracts. The price of light heating oil in Germany is affected by the price of oil expressed in dollars on the international market. The second element is a three to six month delay before changes in pricing factors are translated into changes in the price of gas. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant, although delayed, impact on the price of gas. A strong Euro would tend to reduce the cost of oil being imported into Germany and likely result in a lower price for light heating oil. This lower price would likely impact the price of gas after the three to six month delay and possibly result in a reduction in the amount of royalties paid to the Trust in Germany. However, a strong Euro would also result in an increase in the amount of royalties received when the royalties, originally received in Euros, are converted into dollars and transferred to the Trust's bank account in the U.S. A weak Euro would have the opposite effect. However, it is important to note that the price of imported oil and the Euro/dollar relationship are only two of the numerous factors that can affect the price of light heating oil and through it the price of gas.


          Net Trust income for the first quarter of fiscal 2005 was $4,835,114 as compared to $4,134,113 for the first quarter of fiscal 2004. This level of income permitted a distribution of 54 cents per unit which was paid on February 23, 2005 to owners of record as of February 11, 2005. Gross royalty income of $5,154,811 for the quarter ended January 31, 2005 increased by 18.2% from gross royalty income of $4,360,730 received during last year's equivalent period. This royalty income was based on sales of gas, oil and sulfur from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2004.

          In comparison to the first quarter of fiscal 2004, the combination of higher gas prices and higher average exchange rates (applied to the royalty transfers from Germany) more than offset the decline in the volume of gas sales. It appears that the operating companies' efforts to increase gas sales are beginning to have some effect although the volume of gas sales still fell from the prior year's equivalent quarter. Gas sales under the higher royalty rate agreement covering western Oldenburg declined by 4.6% from 18.17 billion cubic feet ("Bcf") to 17.33 Bcf compared to the first quarter of fiscal 2004. Overall gas sales throughout the Oldenburg concession covered under the lower royalty rate agreement declined 5.1% from
46.59 Bcf to 44.21 Bcf compared to the first quarter of fiscal 2004. The decline in gas sales was almost evenly spread through both the eastern and western halves of the Oldenburg concession.

          For the quarter just ended the average price of gas sold under the higher royalty rate agreement increased 9.9% from 1.1836 Eurocents/Kwh ("Ecents/Kwh") to 1.3010 Ecents/Kwh. For the same period, the average price of gas sold under the lower royalty rate area increased 16.9% from 1.2120 Ecents/Kwh to 1.4169 Ecents/Kwh. The immediate impact of the exchange rates occurs when they are applied to provide the equivalent value in dollars to the royalties paid to the Trust when those royalties are transferred to the U.S. Based on the conversion and transfer of all the royalties during the quarter, the weighted average value for the Euro increased by 7.7% from a dollar equivalent of 1.2269 for the first quarter of fiscal 2004 to 1.3213 for the quarter just ended. If we apply this weighted average value to the average price of gas during the quarter just ended, we can convert the average gas prices into more familiar terms. For the first quarter of fiscal 2005 the average gas price for gas sold under both the higher and lower royalty rate agreements was $5.09/Mcf as compared to $4.18/Mcf for the first quarter of fiscal 2004.

          With the end of the first quarter of fiscal 2005, quarterly gas sales for western Oldenburg have posted declines in quarterly comparisons for nine consecutive quarters. In a corresponding comparison, overall gas sales for the entire Oldenburg concession have posted quarterly declines for five consecutive quarters and for seven quarters out of the preceding nine. From comments made by the operating companies it appears that the decline in gas sales seems to be directly related to a drop in production capacity, which in turn was caused by a general decline in wellhead pressure. The decline in wellhead pressure is a natural occurrence as wells age and fields mature. Individual wells begin their production cycle with different initial pressure levels and, depending upon the rate at which the gas is withdrawn and the underlying geological structure, the decline in pressure and the amount of recoverable gas will vary from well to well. In an actively operated concession there is a mix of newer and older wells along with an active exploration and drilling program. Prior to 2004, the operating companies have only had a limited drilling program averaging perhaps two wells per year over the prior ten years. It appears that the primary reason behind the limited exploration and drilling program has been the high state royalty imposed on gas sales by the State of Lower Saxony, where the Oldenburg concession is located. The high state royalty consumes a large portion of funds that would otherwise be available for exploration and drilling. Following the merger of Exxon and Mobil in 1999, the newly formed corporation began a worldwide re-evaluation of potential exploration and development in order to decide where best to make future investments. We believe the Trust is seeing the benefits of this analysis with the accelerating drilling program that began in 2004 and continues in 2005. As the additional wells come fully on-line, the mix of new and old wells are anticipated to reach a
healthier ratio.   The installation of the new compressor systems has helped
to increase production capacity on an immediate basis. In the future, the compressors are expected to allow the complete exploitation of the reserves in not only the wells currently connected but additional wells as residual pressures continue to drop over time. It is our hope that the completion of the wells already drilled in 2004 and the drilling efforts planned by the operating companies for 2005 will help return gas sales to the higher levels experienced in prior years and that the operating companies will continue a more active drilling and exploration program in the future.

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

          Trust expenses for the first quarter of fiscal 2005 were $325,017, an increase of $92,007 or 39.5% from the prior year. A cumulative bill from Delaware counsel for legal services during 2004 was paid during the first quarter of fiscal 2005. There was no corresponding fee paid in the first quarter of fiscal 2004. Additionally, the Trust's consultant in Germany chose to defer his compensation for fiscal 2004 and the lump sum was paid out during the first quarter of fiscal 2005. The 2005 listing fee for the New York Stock Exchange was paid during the first quarter of fiscal 2005, while the 2004 fee was paid during the second quarter of fiscal 2004.

          Interest income declined, reflecting the reduced funds available for investment and the continuing low interest rates on those funds.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2005 compared to that at fiscal year end (October 31, 2004) shows an increase in assets due to higher royalty receipts during the quarter.

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

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The Annual Meeting of Unit Owners was held on February 9, 2005.

     (b) The following persons were elected as Trustees of the Trust to serve until the 2005 Annual Meeting of Unit Owners:

          Robert P. Adelman (7,519,155 votes for; 112,692 withheld) Samuel M. Eisenstat (7,551,000 votes for; 80,847 withheld)
          Willard B. Taylor    (7,553,447 votes for; 78,400 withheld)
          John H. Van Kirk (7,355,835 votes for; 276,012 withheld) Rosalie J. Wolf (7,376,183 votes for; 255,664 withheld)


Item 5.  Other Information.
         ------------------

         There have been no changes to the procedures by which unit owners may recommend nominees for Trustees of the Trust since those disclosed in our proxy statement on Schedule 14A dated January 10, 2005.


Item 6.   Exhibits.
          --------

          Exhibit 3. Amended and Restated Trustees' Regulations amended as of February 9, 2005

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