Form 10-Q
period 2005-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2005-05-27
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2005    or

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

                        Yes   X        No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                        Yes   X        No

          Class                                Outstanding at April 30, 2005
----------------------------                  -------------------------------
Units of Beneficial Interest                             8,933,361

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
        --------------------
          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
              FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004
             -----------------------------------------------------
                                               2005                  2004
                                           ------------         ------------
                                                      (Unaudited)
German gas, oil and sulfur
   royalties received                       $ 6,332,292          $ 4,075,008
                                            -----------          -----------
Interest income                                  10,498                4,954
                                            -----------          -----------
Trust expenses                              (   205,395)         (   221,273)
                                            -----------          -----------
   Net income on a cash basis               $ 6,137,395          $ 3,858,689
                                            ===========          ===========

Net income per unit on a cash basis            $ .69                $ .43
                                               ======               ======
Cash distributions paid or to be paid:

   Distributions per unit to be paid to
   unit owners                                 $ .69                $ .43
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 2005 AND OCTOBER 31, 2004
                      -------------------------------------
                                               2005                  2004
                                           ------------         ------------
                                            (Unaudited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 6,212,699          $ 3,014,386

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 6,212,700          $ 3,014,387
                                            ===========          ===========

Current liabilities - - Cash distributions
payable to unit owners                      $ 6,164,019          $ 2,947,992

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           48,680               66,394
                                            -----------          -----------
Total Liabilities and Trust Corpus          $ 6,212,700          $ 3,014,387
                                            ===========          ===========

              The accompanying notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004
               --------------------------------------------------

                                               2005                  2004
                                           ------------         ------------
                                                      (Unaudited)
German gas, oil and sulfur
   royalties received                       $11,487,103          $ 8,435,738
                                            -----------          -----------
Interest income                                  15,818               11,347
                                            -----------          -----------
Trust expenses                              (   530,412)         (   454,283)
                                            -----------          -----------
     Net income on a cash basis             $10,972,509          $ 7,992,802
                                            ===========          ===========
Net income per unit on a cash basis             $1.23                $0.89
                                                =====                =====
Cash distributions paid or to be paid:

  Distributions per unit to be paid
   to unit owners                               $1.23                $0.89
                                                =====                =====
































            The accompanying notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004
              ----------------------------------------------------
                                               2005                  2004
                                           ------------         ------------
                                                      (Unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $11,487,103          $ 8,435,738
   Interest income                               15,818               11,347
                                            -----------          -----------
                                             11,502,921            8,447,085
                                            ===========          ===========

Uses of cash and cash equivalents:
   Payment of Trust expenses                    530,412              454,283
   Distributions and dividends paid (Note 3)  7,774,196            8,127,606
                                            -----------          -----------
                                              8,304,608            8,581,889
                                            -----------          -----------
Net increase(decrease)in cash and
   cash equivalents during the period         3,198,313           (  134,804)

Cash and cash equivalents,
   beginning of period                        3,014,386            4,063,766
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 6,212,699          $ 3,928,962
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004
              ----------------------------------------------------
                                               2005                  2004
                                           ------------         ------------
                                                      (Unaudited)
Balance, beginning of period                $    66,394          $    44,630

Net income on a cash basis                   10,972,509            7,992,802
                                            -----------          -----------
                                             11,038,903            8,037,432
                                            -----------          -----------
Less:

   Current year distributions paid or
    to be paid to unit owners (Note 3)       10,990,223            7,948,978
                                            -----------          -----------
                                             10,990,223            7,948,978
                                            -----------          -----------
Balance, end of period                      $    48,680          $    88,454
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of April 30, 2005 and 2004, there were 8,933,361 and 8,931,414 units of beneficial interest outstanding, respectively.


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

(3) Contingent liability:
    ---------------------
       The Trust serves as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. From the liquidation of the Company to October 31, 2004, 723,260 units were issued in exchange for Corporate and Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to formerly unlocated Corporation and Company shareholders. For the six-month period ended April 30, 2005, 51 units were issued in exchanges and $27 in dividends and $2,280 in distributions were paid to formerly unlocated Corporation and Company shareholders.

      On February 26, 1996 the settlement of litigation between the Trust and the Delaware State Escheator ("Delaware Escheator") was approved by the Delaware Court of Chancery. As of that date, there were a total of 875,748 authorized but unissued units representing the unexchanged shares of the Trust's corporate predecessors. Out of this total, 760,560 units were subject to the settlement. Under the settlement, 380,280 units were issued to the Delaware Escheator on April 17, 1996. Of the Trust units remaining to be issued to the Delaware Escheator, approximately 50%(190,128 units) had been issued to the Delaware Escheator as of June 30, 2000 and the remaining balance will be issued by June 30, 2005. Through June 30, 2000, claims by unlocated or unknown shareholders of the Trust's corporate predecessors for units and past dividends and distributions thereon ("subsequent claims") were paid by the Delaware Escheator and the Trust on a 50:50 basis. From July 1, 2000 to June 30, 2005, subsequent claims will be paid by the Delaware Escheator and the Trust on a 75:25 basis. Any subsequent claims will reduce the number of units to be issued to the Delaware Escheator in 2005. Following the final issuance of units to the Delaware Escheator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares
       subject to the settlement will be completely eliminated.   Under the
       terms of the settlement, the maximum liability of the Delaware Escheator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the Delaware Escheator's share of subsequent claims. As of the receipt of the May 2005 distribution, the maximum liability of the Delaware Escheator will be $13,752,245. As of the record date for the May distribution, the Delaware Escheator no longer owned any units of the 570,408 units previously issued to it as part of the Settlement.

      In addition to the agreement reached with the Delaware Escheator, on December 4, 2001 the Trust reached a parallel agreement with the Administrator of Unclaimed Property, Office of the New York State Comptroller (the "New York Administrator") covering units for which owners were unlocated but for whom New York state addresses were shown in predecessor corporation records. The New York Settlement Agreement (the "Settlement Agreement") covers 89,220 units attributable to stock ownership by unlocated shareholders of corporate predecessors. Of the units covered by the Settlement Agreement, 44,610 were issued to the New York Administrator on December 21, 2001 and the balance of 44,565 will be issued on or before June 30, 2005. The Settlement Agreement provides for processing of claims in the period until June 30, 2005 and the sharing on a 50:50 basis of any costs relating to any claims which are allowed. Any subsequent claims will reduce the number of units to be issued to the New York Administrator in 2005. Following the final issuance of units to the New York Administrator in 2005, the Trust's contingent liability for past dividends and distributions attributable to all unexchanged Corporation and Company shares subject to the Settlement Agreement will be completely eliminated. Under the terms of the Settlement Agreement, the maximum liability of the New York Administrator for subsequent claims is limited to the value of the units received, plus current distributions on units retained, less the New York Administrator's share of subsequent claims. As of the receipt of the May 2005 distribution, the maximum liability of the New York Administrator will be $1,126,567. As of the record date for the May distribution, the New York Administrator continues to own 44,565 of the 44,610 units previously issued to it as part of the settlement.

      Under the Trust Agreement as deemed amended by the February 26, 1996
       Delaware Court Order, the Trust is not required to make payments of arrearages of Company dividends or Trust distributions with respect to units issued or to be issued to the Delaware Escheator or the New York Administrator. As of April 30, 2005, there remained a total of 257,235 units that could be issued to unlocated or unknown Corporation and Company shareholders. Of this total, 234,687 units are subject to the settlements and remain to be issued to the Delaware Escheator or the New York Administrator. If all shares, represented by the units already issued as well as the units remaining to be issued, were presented for exchange, $489,115 in dividends and $31,527,305 in distributions would be payable. In the opinion of the Trustees, based in part on the history of exchanges during the last ten fiscal years, the maximum liability of the Delaware Escheator and the New York Administrator would be adequate to cover their respective share of any subsequent claims. In any event, the Trust's contingent liability for all claims for arrearages will be eliminated after June 30, 2005.

(4) Related party transactions:
    --------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During the second quarter of fiscal 2005 the Trust reimbursed him a total of $2,018 for such office space and office services.


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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH
     ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp., or by Oldenburgische Erdolgesellschaft ("OEG"). In 2002 Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil Corp. and the Royal Dutch/Shell Group of Companies, formed a company ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies Mobil Erdgas or BEB.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust. Of these three products, natural gas provides approximately 98% of the total royalties. The Oldenburg concession (1,398,000 acres) covers virtually the entire former State of Oldenburg and is located in the federal state of Lower Saxony. Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate. Under the royalty agreement with Mobil Erdgas, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas. Under another series of rights covering the entire Oldenburg concession and pursuant to an agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs. Under the agreement with OEG, 50% of the field handling, treatment and transportation costs as reported for state royalty purposes are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust.

          Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are not material to the regular annual income received under the royalty rights.

          The gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. Although the Trust itself does not have access to the specific sales contracts under which the Oldenburg gas is sold, these contracts are reviewed periodically Ernst & Young AG.

          For unit owners changes in value of the Euro have both an immediate and a long term impact. The immediate impact relates to the determination of the number of dollars the Trust receives when Euros are converted into dollars at the time of the transfer of the royalties from Germany to the United States. At the time of the exchange, a higher exchange rate would yield more dollars and a lower exchange rate fewer. The long term impact comes into play through the mechanism of gas pricing. With the price of light heating oil used as a component in the calculation of gas prices in the various contracts under which the gas is sold, changes in world crude oil prices are eventually reflected in gas prices. Since oil on the international market is priced in dollars, a lower exchange rate for the Euro means that oil imported into Germany is more expensive which results in higher local oil prices. A higher exchange rate for the Euro means that oil imported into Germany is less expensive which results in lower local oil prices. These higher or lower local oil prices are in turn reflected in higher or lower gas prices.

         For the second quarter of fiscal 2005, the Trust's net income was $6,137,395, a 59% increase over net income for the prior year's period. This income was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2005 but included a positive adjustment of $646,881 to account for a prior royalty underpayment. As part of their reconciliation process, the operating companies generally make adjustments for under or overpayments of the prior calendar year's
     royalties during the Trust's second fiscal quarter.   For the quarter
     just ended, this adjustment accounted for seven cents out of the total distribution of sixty-nine cents. The Trustees have announced a distribution of sixty-nine cents per unit payable on May 25, 2005 to owners of record as of May 13, 2005. For the six month period, the Trust's net income was $10,972,509, an increase of 37.3% from the net income for last year's equivalent period. For the six month period ended April 30, 2005 total distributions were equal to $1.23 per unit.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. For the quarter just ended the impact of the higher gas prices, higher average exchange rates and a slight increase in gas sales from the higher royalty rate area of western Oldenburg offset an overall decline in gas sales and resulted in the higher distribution payable.

          Under the higher percentage royalty rate agreement covering western Oldenburg, both gas prices and gas sales increased. For the quarter just ended the average price of gas sold under this agreement increased 21.3% from 1.2583 Eurocents/Kwh ("Ecents/Kwh") to 1.5258 Ecents/Kwh. Under this agreement gas sales increased 2.1% from
     17.277 billion cubic feet ("Bcf") to 17.639 Bcf compared to the second quarter of fiscal 2004.

          Under the lower percentage royalty rate agreement covering the entire Oldenburg concession, gas prices increased but gas sales declined. The average price of gas sold increased 26.7% from
     1.2646 Ecents/Kwh to 1.6018 Ecents/Kwh. Overall gas sales declined 5.1% from 45.347 Bcf to 43.045 Bcf in comparison for the same period.

          Under the higher percentage royalty rate agreement, the average value of the Euro based on the monthly transfer of royalties to the United States for the quarter just ended was $1.3029, an increase of 7.6% from $1.2106, the average value for the second quarter of fiscal 2004. Under the lower percentage royalty rate agreement, the average value of the Euro based on the monthly transfer of royalties to the United States during the quarter just ended was $1.3012, an increase of 7.5% from $1.2105, the average value for the second quarter of fiscal 2004. Converting the average gas prices using the average exchange rates for the quarter into more familiar terms yields an average gas price under the higher and lower percentage royalty rate agreements of $5.72 and $5.86 per thousand cubic feet, respectively.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2005, compared to that at fiscal year end (October 31, 2004), shows an increase in assets due to the increase in royalty receipts during the quarter.

          Interest income was higher reflecting the increased funds available for investment and the slight increase in interest rates applicable during the period. Trust expenses for the second quarter were lower in comparison to the expenses recorded for the second quarter of fiscal 2004, but the bulk of the decline was related to the timing of the payment of the NYSE listing fee.

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

                  REPORT ON DRILLING AND GEOPHYSICAL WORK

          The Trust's German consultant, Mr. Alfred Stachel, met with representatives of the operating companies to inquire about drilling and geophysical work for 2005 and other general matters. The operating companies reported to him that the expanded drilling program is being continued with five wells (one western and four eastern) planned for calendar 2005. Processing and interpretation of earlier seismic work covering five fields is continuing. An extensive evaluation of the Carboniferous zone is being conducted with the close cooperation of ExxonMobil Houston. Initial preparation for three new drilling projects is being conducted with possible start dates in 2006. The operating companies have also scheduled the major inspection of the Grossenkneten desulfurization plant that is required every five years to carry out the certification check of the tail gas clean-up unit. The inspection will take place during the five week period from August 15 to September 21, 2005. While the plant will operate on at least a partial basis during this period, the level of through-put and the corresponding level of gas sales for the Trust's fourth fiscal quarter will be adversely affected. The following paragraph is a summary of Mr. Stachel's account of the operating companies' response to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, the operating companies are not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

          Goldenstedt Z-12a, an eastern development sour gas well, was successfully completed by the end of March as a horizontal deviation of 950 meters. The start of production is scheduled for September 2005. Drilling for Hemmelte Z-5a, a western development sour gas well, has already begun with scheduled completion in late May. Planned drilling depth is 3,820 meters with a horizontal deviation of 350 meters. The start of production is scheduled for September 2005. Doetlingen
     Ost Z-2, an eastern exploratory sour gas well, is scheduled to begin drilling in June with completion expected in October 2005. This well will test whether the south-eastern trend of successful wells continues in separate geological blocks. Total drilling depth of 5,000 meters is contemplated with a horizontal deviation of 400 meters. The well is considered high risk. Oythe Z-3, an eastern development sweet gas well, is scheduled to start drilling in September 2005. This well will replace another production well that suffered a casing collapse and is intended to produce from the Carboniferous zone. The fifth well, Doetlingen Z-8a, an eastern development sour gas well, is scheduled to begin drilling in December 2005 with a planned horizontal deviation of 300 meters.

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

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.



                        Part II -- OTHER INFORMATION
                        ----------------------------


Item 6.  Exhibits.
         --------

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

Dated: May 27, 2005