Form 10-Q
period 2005-07-28
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2005-08-29
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2005    or

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


          Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act).   Yes X  No


Class                                     Outstanding at July 31, 2005
----------------------------              ------------------------------
Units of Beneficial Interest                        9,168,192

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
             -------------------------------------------------
                                                2005                2004
                                         -----------------   ----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $ 5,419,524          $ 3,506,720
                                            -----------          -----------
Interest income                                  20,056                5,250
                                            -----------          -----------
Trust expenses                              (   219,905)         (   160,069)
                                            -----------          -----------
   Net income on a cash basis               $ 5,219,675          $ 3,351,901
                                            ===========          ===========

Net income per unit on a cash basis            $ .57                $ .38
                                               ======               ======
Cash distributions paid or to be paid:
   Dividends and distributions per unit
   paid to formerly unlocated shareholders       .00                  .01

   Distributions per unit to be paid to
   unit owners                                 $ .57                $ .37
                                               ======               ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2005 AND OCTOBER 31, 2004
                      ----------------------------------
                                                2005                2004
                                         -----------------   ----------------
                                            (unaudited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 5,262,281          $ 3,014,386

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
Total Assets                                $ 5,262,282          $ 3,014,387
                                            ===========          ===========

Current liabilities - - Cash distributions
payable to unit owners                      $ 5,225,869          $ 2,947,992

Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                    1
Undistributed earnings                           36,412               66,394
                                            -----------          -----------
Total Liabilities and Trust Corpus          $ 5,262,282          $ 3,014,387
                                            ===========          ===========
               The notes to financial statements should be read
                     in conjunction with these statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004
               --------------------------------------------------

                                                2005                2004
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
   royalties received                       $16,906,627          $11,942,458
                                            -----------          -----------
Interest income                                  35,874               16,597
                                            -----------          -----------
Trust expenses                              (   750,317)         (   614,352)
                                            -----------          -----------
     Net income on a cash basis             $16,192,184          $11,344,703
                                            ===========          ===========

Net income per unit on a cash basis            $1.77                $1.27
                                               =====                =====
Cash distributions paid or to be paid:

   Dividends and distributions per unit
   paid to former unlocated shareholders         .00                  .01

   Distributions per unit to be paid
   to unit owners                              $1.80                $1.26
                                               =====                =====





























               The notes to financial statements should be read
                    in conjunction with these statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004
                ------------------------------------------------
                                                2005                2004
                                          -----------------   ---------------
                                                      (unaudited)
Sources of cash and cash equivalents:

   German gas, oil and sulfur royalties     $16,906,627          $11,942,458
   Interest income                               35,874               16,597
                                            -----------          -----------
                                             16,942,501           11,959,055
                                            -----------          -----------
Uses of cash and cash equivalents:

   Payment of Trust expenses                    750,317              614,352
   Distributions and dividends paid (Note 3) 13,944,289           12,051,719
                                            -----------          -----------
                                             14,694,606           12,666,071
                                            -----------          -----------
Net increase(decrease) in cash and
   cash equivalents during the period         2,247,895           (  707,016)

Cash and cash equivalents,
   beginning of period                        3,014,386            4,063,766
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 5,262,281          $ 3,356,750
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004
                ------------------------------------------------
                                                2005                2004
                                         -----------------   ----------------
                                                      (unaudited)

Balance, beginning of period                $    66,394          $    44,630

Net income on a cash basis                   16,192,184           11,344,703
                                            -----------          -----------
                                             16,258,578           11,389,333
                                            -----------          -----------
Less:

   Dividends and distributions paid to
   formerly unlocated shareholders (Note 3)       8,116               83,605

   Current year distributions paid or
   to be paid to unit owners (Note 3)        16,214,050           11,254,303
                                            -----------          -----------
                                             16,222,166           11,337,908
                                            -----------          -----------
Balance, end of period                      $    36,412          $    51,425
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

    Federal income taxes -
    --------------------
      The Trust, as a grantor trust, is exempt from Federal income taxes under a private letter ruling issued by the Internal Revenue Service.

    Cash and cash equivalents -
    -------------------------
      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with maturities of three months or less.

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of July 31, 2005 and 2004, there were 9,168,192 and 8,933,310 units of beneficial interest outstanding respectively.


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


(3) Contingent liability:
    ---------------------
      Since its inception in 1975, the Trust has served as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. Pursuant to an order of the Delaware Court of Chancery dated February 26, 1996 (the "Chancery Court Order"), from and after July 1, 2005, the Trust has no further obligation to make payments of dividends or distributions attributable to any unexchanged Corporate and Company shares.

      From the liquidation of the Company to October 31, 2004, 723,260 Trust
       units were issued in exchange for Corporate and Company shares and dividends of $354,101 and distributions of $4,236,544 were paid to formerly unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 2005, 201 units of beneficial interest were issued in exchanges and $100 in dividends and $8,281 in distributions were paid to formerly unlocated Corporation and Company
       shareholders.   There is one claim pending and in process that was
       instituted prior to the June 30, 2005 expiration date specified in the Chancery Court Order, which, if satisfactorily documented, would require the issuance of an additional 6,300 Trust units and the payment of approximately $293,500 in dividend and distribution arrearages when resolved at a future date.

      Pursuant to the Chancery Court Order, the Trust had previously entered into agreements with the Delaware State Escheator and with the New York Administrator of Unclaimed Property. Pursuant to this Order and prior to June 30, 2005, the Trust made a final issuance of 190,116 and 44,565 Trust units to the states of Delaware and New York, respectively. As of July 31, 2005, there remained a total of 22,398 units (including the 6,300 units for the application in process) that remain unclaimed and will be subject to escheat to various states prior to April 30, 2006. Under the Chancery Court Order, no payment of arrearages will be made for such units.


(4) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During the third quarter of fiscal 2005 the Trust reimbursed him a total of $6,860 for such office space and office services.

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

     For the third quarter of fiscal 2005, net Trust income increased by 55.7% to $5,219,675, which permitted a distribution of 57 cents per unit compared to the distribution of 37 cents for the prior year's period. The current distribution is being paid on August 31, 2005 to holders of record as of August 12, 2005. The amount of the distribution per unit was affected by an increase in the number of units outstanding. This increase in units outstanding, a 2.6% dilution, resulted from the final distribution of 234,681 Trust units to the States of Delaware and New York prior to June 30, 2005. This distribution continued the implementation of the February 26, 1996 Chancery Court Order concerning previously unlocated holders of shares of the Trust's predecessor corporations. Pursuant to the Chancery Court Order and as of June 30, 2005, the Trust has no further responsibility to make payments of dividends or distributions attributable to unexchanged Corporation or Company shares. There is one claim, instituted prior to the June 30, 2005 expiration date, that continues to be processed. If successfully concluded, this claim would require the issuance of 6,300 Trust units and the payment of approximately $293,500 in dividend and distribution arrearages. Including these 6,300 units, there remain 22,398 units that could be issued to unlocated or unknown Corporation and Company shareholders. If these units remain unclaimed, the final units will be escheated in April 2006 as part of the Trust's ongoing escheat efforts.

     For the nine month fiscal period, net Trust income was $16,192,184, an
increase of 42.7% from the prior year's period.   Cumulative distributions
for the nine month period are $1.80 per unit compared to $1.26 paid during the same period last year. Due to the effect caused by the dilution, net income per unit increased from $1.27 to $1.77. This income was primarily derived from royalties paid on sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2004 through the second calendar quarter of 2005.

     The primary factors affecting royalty revenue for the quarter just ended were the increase in gas sales and prices under both the higher royalty rate agreement covering western Oldenburg and the lower royalty rate agreement covering the entire Oldenburg concession. The increase in the average dollar value of the Euro based on total royalty transfers over the prior year was minor. All comparisons, unless otherwise noted, are to the prior year's equivalent period.

     The higher royalty rate agreement between the Trust and the German subsidiary of ExxonMobil covers western Oldenburg and provides the Trust with the bulk of its royalties. Under this agreement average gas prices for the quarter increased 30.7% from the equivalent quarter for the prior year. Gas prices increased from 1.1276 Euro cents per Kilowatt hour ("Ecents/Kwh") to
1.4738 Ecents/Kwh. When we convert this quarter's price into more familiar terms using the average exchange rate for the quarter, the average price for gas sold under this agreement was $5.18 per Mcf compared to $3.90 per Mcf. This represents a 32.7% increase from the prior year.

     The lower royalty rate agreement between the Trust and BEB, a joint venture between ExxonMobil and the Royal Dutch/Shell Group of Companies, covers gas sales from the entire Oldenburg concession. Under this agreement average gas prices for the quarter increased 28.3% from the equivalent quarter for the prior year. Gas prices rose from 1.1858 Ecents/Kwh to
1.5216 Ecents/Kwh compared to the prior year. When we convert this quarter's price into more familiar terms using the average exchange rate for the quarter, the average price for gas sold under this agreement was $5.25 per Mcf. This represents a 30.2% increase from the prior year.

     During the quarter just ended, overall Oldenburg gas sales increased by 8.7% from 38.56 billion cubic feet ("Bcf") to 41.91 Bcf. Gas sales from the higher royalty rate area of western Oldenburg increased 20.9% from 15.16 Bcf to 18.33 Bcf. At this level, gas sales from western Oldenburg accounted for 43.7% of total Oldenburg gas sales.

     So far during fiscal 2005 the Euro has shown a steady decline from its high during the first quarter with the most significant fall-off occurring in the third quarter. For the quarter just ended the average value for the Euro based on all royalties transferred to the United States was $1.2259. This average value was 7.2% lower than the average value of $1.3213 posted in the first quarter of fiscal 2005. The lower value of the Euro has the immediate impact of decreasing the amount of dollars received at the time of the transfer of royalties from Germany. However, because of the use of light heating oil as a pricing factor in the gas sales contracts, the lower value of the Euro also works to increase the price of gas within Germany by making imported oil prices in dollars more expensive.

     If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended gas sales from western Oldenburg accounted for only 43.7% of all gas sales. However, royalties on these gas sales provided 84.8% or $3,745,146 out of a total of $4,414,543 in Oldenburg royalties.

     Interest income for the third quarter and the nine month period was higher due to both increased funds available for investment and slowly rising interest rates. Trust expenses for the third quarter increased by 37.4% from the prior year. The increased expenses were due to the addition of expenses incurred in the biannual examination of the operating companies in Germany, higher legal fees and higher Trustees' fees (calculated under the formula specified in the Trust Agreement). For the nine month period Trust expenses increased by 22.1% from the prior year.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2005, compared to that at fiscal year end (October 31, 2004), shows an increase in assets due to the higher royalty receipts during the quarter.

     As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for Trust expenses then anticipated. Under the Trust Agreement, no provision is made for the retention of reserve funds of any kind. With respect to the one claim still being processed, if funds are subsequently required for payment to that claimant based upon the dividends and distributions attributable to their unexchanged shares of the Trust's predecessor corporation, quarterly distributions would be reduced to the extent required to provide funds for such payment.

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

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 26, 2005