Form 10-K
period 2005-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2006-01-06
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2005 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes   X       No      .
                                        -----        -----
As of April 29, 2005, the aggregate market value of outstanding units of beneficial interest of the Registrant held by non-affiliates of the Registrant was approximately $234,760,721 on such date. (The Trustees and the Managing Director are the only persons deemed to be affiliates of the Registrant.)

As of December 30, 2005, there were 9,180,876 units of beneficial interest ("units") of the Registrant outstanding.



                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement dated January 9, 2006 for the annual meeting to be held on February 9, 2006.

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

          During the past three years, the Securities and Exchange Commission (the "SEC" or "Commission") finalized rules implementing legislation concerning governance matters for publicly held entities that was passed as part of the Sarbanes-Oxley Act of 2002 ("SOX"). The Trust is complying with the requirements of the SEC and SOX and at this time the Trustees have chosen not to request any relief from those provisions based on the passive nature of the Trust and the fact that it conducts no active business. In that connection, the Trustees have directed that the additional statements and disclosures set forth or incorporated by reference in this Report, which the Commission requires of corporations, be made even though some of such statements and disclosures might not now or in the future be required to be made by the Trust.

          In addition, the New York Stock Exchange (the "NYSE" or "Exchange"), where units of beneficial interest of the Trust are listed for trading, has adopted additional corporate governance rules as set forth in Section 303A.12(a) of the NYSE Listed Company Manual. These rules provide, however, that passive business organizations in the form of trusts, such as the Trust, are exempt from most of the governance requirements promulgated by the NYSE. The Trustees have, however, chosen to constitute an Audit and a Compensation Committee.

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

     (c)  Narrative Description of Business.
          ---------------------------------

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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. Since January 2001, the operating companies have been making royalty payments to the Trust exclusively in Euros. Once deposited in the Trust's bank account in Germany, the Euros are converted into U.S. dollars at the rate in effect on the date of transfer. The Trust does not engage in activities to hedge against currency risk or similar transactions and the fluctuations in the conversion rate impact its financial results. The Trust has not experienced any difficulty in effecting the conversion into U.S. dollars.

          As the holder of overriding royalty rights, the Trust has no legal ability, whether by contract or operation of law, to compel production. Moreover, if an operator should determine to terminate production in any concession or lease area and to surrender the concession or lease, the royalty rights for that area would thereby be terminated. Under certain royalty agreements, the operators are required to advise the Trust of any intention to surrender lease or concession rights. While the Trust itself is precluded from undertaking any production activities, possible residual rights might permit the Trust to take up a surrendered concession or lease and attempt to retain a third party operator to develop such concession or lease.

          During the 2004 fiscal year, the Trust received notification that the operating companies intended to surrender their rights to three minor non-productive leases. Early in fiscal 2006 an additional two leases were added to the list of non-productive leases that the operating companies intended to surrender. The Trust continues to review its options with regard to all these leases. However, due to the size of the areas covered by the leases and the lack of any current production or probable hydrocarbon potential, the surrendering of these rights is not expected to have a significant impact on the Trust or its royalty receipts.

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

     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2005.

     (e) Executive Officers of the Trust.
         -------------------------------

         As specified in the Trust Agreement the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. The Managing Trustee, John H. Van Kirk, is responsible for managerial oversight, while day-to-day matters are handled by the Managing Director, John R. Van Kirk. John H. Van Kirk, who is 81 years old, has been Managing Trustee since the Trust's inception in 1975. John R. Van Kirk, who is 53 years old, has held the position of Managing Director of the Trust since November 1990.
John R. Van Kirk is the son of John H. Van Kirk, the Managing Trustee.

          The Managing Director provides office space and services at cost to the Trust. In addition to the Managing Trustee and the Managing Director, the Trust has one other employee in the United States, an administrative assistant. The Trust also maintains a part-time consultancy relationship with an expert in Germany from whom it receives reports on a regular basis. Because the Trust has only three employees, employee relations or labor contracts are not directly material to the business or income of the Trust. The Trustees have no specific information concerning employee relations of the operating companies.

     (f) Available Information.
         ---------------------

         The Trust maintains a website at www.neort.com. The Trust's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through the Trust's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The Trust's Code of Conduct and Business Ethics, the Trustees' Regulations and the Trust's Audit Committee Charter are also available on the Trust's website. The Trust's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.


Item 2.  Properties.
         ----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp., or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil Corp. owns two-thirds of OEG and the Royal Dutch/Shell Group owns one-third of OEG. The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg and located in the federal state of Lower Saxony, is the major source of royalty income for the Trust. In 2002 Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil Corp. and the Royal Dutch/Shell Group, formed a company called ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled separately by either Mobil Erdgas or BEB.

          Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate. Under the royalty agreement with Mobil Erdgas there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under said agreement. The Trust is also entitled to receive from Mobil Erdgas a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received from the sale of sulfur under this agreement during fiscal 2005.

         Under another series of rights covering the entire Oldenburg concession and pursuant to an agreement with OEG (the "OEG Agreement"), the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs. Under the agreement previously reached with OEG, 50% of the field handling, treatment and transportation costs as reported by OEG for state royalty purposes are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. Based on the limited audit access available to the Trust and the financial information provided by the operating companies, the Trust's management has not seen a material change in the amount of the Trust's royalty receipts as a result of the application of this computation system.

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

          In addition to the areas of Oldenburg and Bavaria, the Trust also holds overriding royalties on a number of leases in other areas of northwest Germany ranging in size from 185 to 25,000 acres and totaling 73,214 acres. The rates of overriding royalties vary from 1.83% to 6.75%. At the present time all but one of these leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, reserves from this lease are not included in reserve calculations for this report year. As described above, the Trust received notification that the operating companies intend to surrender their rights to some minor non-productive leases.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2005 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------

Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   20,644,553
Sulfur                                                   $      220,430
Oil                                                      $      220,056


                           BY GEOGRAPHIC AREA:
                           -------------------

Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  17,808,759
Eastern Oldenburg                                        $   3,201,336
Non-Oldenburg Areas                                      $      74,944


                          BY OPERATING COMPANY:
                          ---------------------

Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas-Erdol GmbH                                  $  15,509,142
BEB Erdgas und Erdol GmbH                                $   5,575,897


          Exhibit 99.1 to this Report is a report dated December 16, 2005 which summarizes certain production data and the estimated net proved producing reserves as of October 1, 2005, based on the limited information available, for the Oldenburg area in which the Trust holds overriding royalty rights. That report, the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2005 and Calculation of Cost Depletion Percentage for the 2005 Calendar Year (the "Reserve and Depletion Report"), was prepared by Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves. In order to permit timely filing of this Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2005, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Reserve and Depletion Report contained herein for further details.

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

          The Trust has the authority to examine, but only for certain limited purposes, the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Davis Associates and the Trustees believe the use of the material available is appropriate and suitable for preparation of the estimates described in the Reserve and Depletion Report. Both the Trustees and Davis Associates believe this report and these estimates to be reasonable and appropriate but assume that these estimates may vary from statistical projections which could be made if reservoir production information (of the kind normally available to domestic producing companies) were available. The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Reserve and Depletion Report.

          Attachment A of the Reserve and Depletion Report is comprised of a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2005 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2005, 2004, 2003, 2002 and 2001 computed from quarterly sales reports of operating companies received by the Trust during such periods.


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

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2005 and 2004 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2005
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2005                     $21.80         $23.90      $0.54
April 30, 2005                       $23.55         $27.05      $0.69
July 31, 2005                        $26.25         $31.10      $0.57
October 31, 2005                     $27.20         $34.25      $0.42



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

          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Reserve and Depletion Report attached as Exhibit 99.1. This report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in this report are reasonable in the light of the limited nature of the available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2005 is 8.6660%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2005 calendar year are included on a special removable page in the 2005 Annual Report under "Note to Unit Owners." A separate letter containing the same information has been sent to all unit owners who were registered at any time during calendar 2005 and who are no longer registered owners as of the end of the calendar year. Additionally, the tax reporting information for 2005 is available on the Trust's website, www.neort.com.

          The Trust maintains no reserve to cover any payments which might be required if the holders of shares of stock of the predecessor Corporation or Company, who have not yet exchanged those shares for units, should surrender them for exchange. Except as reflected in Note 3 to the Financial Statements in Item 8 of this Report, such payments are no longer required.

          As of November 30, 2005, there were 1,249 unit owners of record, which figure does not include the owners of unexchanged shares of stock in the Corporation or the Company (a total of 28 record holders). The owners of shares of stock in the Corporation are entitled under Section 3.10 of the Trust Agreement to receive units upon presentation of those shares or other evidences of ownership thereof. The owners of unexchanged shares of stock in the Company, for whom a nominee of The Bank of New York acts as agent under a shareholder agency agreement, are entitled to receive units upon presentation of those shares or other evidences of ownership thereof. If the remaining unclaimed units have not been claimed prior to April 30, 2006, they will be escheated to the states of last known address. See Note 3 to the Financial Statements in Item 8 of this Report for further information.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust, as a matter of practice, does not make any repurchases of Trust units and did not make any repurchases of Trust units during fiscal 2005, 2004 or 2003.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2005
               ----------------------------------------------

                  2005         2004         2003         2002         2001
              -----------  -----------  -----------  -----------  -----------
German gas,
 sulfur, and
 oil
 royalties
 received     $21,085,039  $15,061,209  $18,169,035  $17,435,504  $22,453,630

              ===========  ===========  ===========  ===========  ===========
Net Income on a
 cash basis   $20,222,814  $14,307,658  $17,398,359  $16,885,776  $21,906,824

              ===========  ===========  ===========  ===========  ===========
Net Income per unit
 on a cash
 basis (a)       $2.20        $1.60        $1.95        $1.89        $2.47

                 =====        =====        =====        =====        =====
Units of beneficial
 interest
 outstanding
 at end
 of year (a)   9,180,876    8,933,310    8,931,414    8,931,414    8,886,804


Cash distributions
 paid or to be
 paid:
 Dividends and
   distributions
   per unit paid
   to formerly
   unlocated
   unit owners     .02          .01          .00          .00          .00
 Distributions per
   unit paid or to
   be paid to
   unit owners   $2.22        $1.59        $1.95        $1.89        $2.46

                 =====        =====        =====        =====        =====
Total assets
 at year
 end         $3,920,268    $ 3,014,387   $ 4,063,767   $ 3,458,578  $5,391,321
             ==========    ===========   ===========   ===========  ==========

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

          The operating companies, subsidiaries of ExxonMobil Corp. and the Royal Dutch/Shell Group, pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. The Oldenburg concession is the primary area from which these products are extracted and provides nearly 100% of all the royalties received by the Trust. Of these three products, natural gas provides approximately 98% of the total royalties. The gas is sold to various distributors under long term contracts which set forth, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant, although delayed, impact on the price of gas. A strong Euro would tend to reduce the cost of oil being imported into Germany and likely result in a lower price for light heating oil and a reduction in the amount of royalties paid to the Trust in Germany. However, a strong Euro would also result in an increase in the amount of royalties received when the royalties, originally received in Euros, are converted into dollars and transferred to the Trust's bank account in the U.S. A weak Euro would have the opposite effect. However, it is important to note that the price of imported oil and the Euro/dollar relationship are only two of the numerous factors that can affect the price of light heating oil.

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

          Another requirement for funds by the Trust relates to the occasional necessity of making lump sum payments of arrearages of dividends of a corporate predecessor and distributions previously declared by the Trust. The payment of such arrearages would require a reduction in the amount of distributions which otherwise would be made on presently outstanding units. However, except for one claim begun before the cut-off date of June 30, 2005, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears has been eliminated. For further information on this contingent liability and the impact of the Delaware Court Order see Note 3 to Financial Statements in Item 8 of this Report.


          The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. Economic and political factors which are not foreseeable may have an impact on Trust income. The effect of changing economic conditions on the demand for energy throughout the world and future prices of oil and gas cannot be accurately projected.
The Trust's current consultant in Germany provides general information to the Trust on the German and European economies and energy markets. This information provides a context in which to evaluate the actions of the operating companies. In his position as consultant he receives reports from the operating companies with respect to current and planned drilling and exploration efforts. However, the unified exploration and production venture, EMPG, which provides the reports to the Trust's consultant, continues to limit the information flow to that which is required by German law.

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


Results:  Fiscal 2005 versus Fiscal 2004
----------------------------------------

          For fiscal 2005 the Trust's gross royalty income increased 40% from
$15,061,209 to $21,085,069.   Increases in gas prices under both the higher
and lower royalty rate agreements, higher gas sales from the higher royalty rate area of western Oldenburg and a higher average value for the Euro resulted in the higher royalty income and, as a result, higher distributions. The only negative factor impacting royalty income was lower gas sales from eastern Oldenburg.


          Under the higher royalty rate agreement with Mobil Erdgas covering western Oldenburg, gas sales increased 7% from 63.55 Billion cubic feet ("Bcf") in fiscal 2004 to 68.02 Bcf in fiscal 2005. Gas sales strengthened each quarter throughout fiscal 2005 until the final quarter when maintenance work at the desulfurization plant slowed production. A comparison to the prior year gas sales for the first through fourth quarters of fiscal 2005 showed changes of -4.6%, -1.3%, +20.9% and +13.7%, respectively. The Trust's management believes that this turnaround is at least partially the result of the new compressors that came on line in late 2004 and the new western wells completed in 2004. Average gas prices for gas sold from this royalty area increased 21.1% from 1.2038 Euro cents per kilowatt hour ("Ecents/Kwh") in fiscal 2004 to 1.4577 Ecents/Kwh in fiscal 2005. For fiscal 2005 the average gas price for each quarter posted an increase over the prior year's corresponding quarter.

          Under the lower royalty rate agreement with BEB covering the entire Oldenburg concession, gas sales declined 3.4% from 166.41 Bcf in fiscal 2004 to 160.76 Bcf in fiscal 2005. A comparison to the prior year gas sales for the first through fourth quarters of fiscal 2005 showed changes of -5.1%, -5.1%, +8.7% and -12.0%, respectively. Average gas prices for gas sold from this royalty area increased 25.2% from 1.2201 Ecents/Kwh in fiscal 2004 to
1.5272 Ecents/Kwh in fiscal 2005. For fiscal 2005 the average gas price for each quarter posted an increase over the prior year's corresponding quarter.

          From its high point in November 2004, the Euro steadily declined throughout fiscal 2005 in relation to the U.S. dollar. Using the cumulative transfer of royalties from Germany to the U.S. to generate an average value for the Euro, there was a 3.6% increase in the average value from $1.2234 for fiscal 2004 to $1.2673 for fiscal 2005.

          Interest income for fiscal 2005 was higher due to the combination of rising interest rates and increased funds available for investment. Trust expenses increased 18.8% from $775,521 in fiscal 2004 to $921,578 in fiscal 2005. A number of expense items not part of the normal yearly Trust expenses were incurred this year. The expenses associated with the biennial examination of the operating companies in Germany to confirm the accuracy of the royalty payments added $25,874 to the expense total. Payment of a portion of the fees of the Trust's German consultant was made early in fiscal 2005, which added $50,664 to the expense total. The resolution of the Trust's contingent liability for arrearage payments to previously unlocated shareholders resulted in additional legal expenses compared to fiscal 2004.

          The operating companies provide reports to the Trust's German consultant detailing their plans for exploration and drilling for the upcoming calendar year and the results of that program for the current calendar year. The Trust's consultant has extracted the following information from those reports. The operating companies' expanded drilling program continued throughout 2005. Goldenstedt Z-12a was successfully completed in March 2005 with a horizontal deviation of 3,117 feet. After construction of production facilities was completed, production began in September 2005. Hemmelte Z-5a, this year's one western well, was completed in mid June 2005 but due to geological constraints did not fully penetrate the total reservoir section as originally planned. This would appear to have had an impact of the well's productivity. However, following the completion of the production facilities, production began in October 2005. Doetlingen Ost Z-2, an exploratory well, began drilling in June 2005. Intended to penetrate to a total depth of 16,000 feet with a horizontal deviation of 1,310 feet, the drilling encountered massive technical problems which delayed completion of the well until mid November 2005. While no production tests were carried out, numerous gas "shows" occurred during the drilling and well logging confirmed a gas discovery. Once production facilities are completed, production is expected to begin in the middle of 2006. Oythe Z-3 was a new vertical well planned to replace Oythe Z-2, which suffered a casing collapse. Drilling began in September 2005 but significant technical difficulties forced the operators to plug the initial drilling with cement and redrill.
Now designated Oythe Z-3a, the well is scheduled for completion in March 2006. A new well, Doetlingen Z-8a, originally scheduled for 2006 has been pushed forward to December 2005 with an expected completion of March 2006. This well is planned as a horizontal deviation of approximately 980 feet. For 2006, two new wells, Goldenstedt Z-7a and Varnhorn Z-7a, are planned. Both are horizontal deviations from existing wells located in eastern Oldenburg.

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

          Under the higher royalty rate agreement with Mobil Erdgas covering western Oldenburg, gas sales declined 15.9% from 75.54 Bcf in fiscal 2003 to
63.55 Bcf in fiscal 2004. In comparison to the prior year's equivalent quarter, each quarter showed a decline. With the exception of the first quarter of fiscal 2004, gas sales for each quarter showed a drop from those of the immediately preceding quarter. The drop in reservoir pressure that continued throughout the year was not addressed until the month of October when the new compressors came on line and was not be fully addressed until the completion of some remaining minor construction work. Average gas prices for gas sold from this royalty area declined 15.1% from 1.4175 Ecents/Kwh in fiscal 2003 to 1.2038 Ecents/Kwh in fiscal 2004.

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

          The Euro continued its strong performance against the dollar throughout fiscal 2004 and in late November 2004 reached its highest point yet at a dollar equivalent value of $1.3294. Using the cumulative transfer of royalties from Germany to the U.S. to generate an average value for the Euro, there was an 11.5% increase in the average value from $1.0971 for fiscal 2003 to $1.2234 for fiscal 2004.

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

          The operating companies provide reports to the Trust's German consultant detailing their plans for exploration and drilling for the upcoming calendar year and the results of that program for the current calendar year. The Trust's consultant has extracted the following information from those reports. The operating companies were involved in a construction and drilling program throughout 2004 in an effort to increase gas production and sales. The two new compressor units completed a four week testing period at the end of September 2004 and since then have been in full operation. Initially some remaining construction work limited production levels to a rate of 54 million cubic feet per day ("ft/d"). When all construction was completed, this production figure rose to the expected levels of 71 million ft/d.

          The operating companies pursued an expanded drilling program during 2004. Kneheim Z-5, a production well located in western Oldenburg, began production in mid September. Hemmelte Z-8a, a horizontal deviation off an existing western production well, began production in mid October. The deviation presented particular difficulties that were successfully addressed. Goldenstedt Z-18a, a horizontal deviation off an existing production well in eastern Oldenburg, had been completed with production beginning in March 2005. Using a high tech geo-steering procedure the operators were able to extend the horizontal deviation approximately 2,140 feet in length. Sage Z-4, an exploratory well located in eastern Oldenburg, has been completed.
Preliminary indications are that this well may have tapped a separate geological block but final confirmation will not be possible until the second half of 2006. Construction of a new gas treatment plant and a field pipeline was necessary but production finally began in May 2005.

          The operating companies indicated that they will continue their expanded drilling program into 2005 with four additional wells planned. Two horizontal deviations off existing wells were planned. The eastern well, Goldenstedt Z-12a, began drilling in mid December 2004 and was successfully completed in March 2005. The western well, Hemmelte Z-5a, began drilling in April 2005 and was successfully completed in June 2005. A new production well in eastern Oldenburg, Oythe Z-3, to replace an existing well that suffered a casing collapse, was scheduled for a drilling start in September 2005. Technical difficulties have delayed its completion until March 2006.
A new exploratory well in eastern Oldenburg, Doetlingen Ost Z-2, was scheduled for a drilling start in June 2005 and was successfully completed in mid November 2005. This well was targeted to test a new geological reservoir.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

          The Trust does not engage in any trading activities with respect to possible foreign exchange fluctuations. The Trust does not use any financial instruments to hedge against possible risks related to foreign exchange fluctuations. The market risk is negligible because standing instructions at its German bank require the bank to process transfers of royalty payments as soon as possible following their receipt. The Trust does not engage in any trading activities with respect to possible commodity price fluctuations.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2005 and 2004                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Years Ended October 31, 2005,
    2004 and 2003                                                 F-3

  Statements of Undistributed Earnings for the
    Years Ended October 31, 2005, 2004 and 2003                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Years Ended October 31, 2005, 2004 and 2003               F-5

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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


To the Board of Trustees and Unit Owners of
     North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust as of October 31, 2005 and 2004, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust at October 31, 2005 and 2004, its revenue collected and expenses paid, its undistributed earnings and changes in its cash and cash equivalents for each of the three years in the period ended October 31, 2005, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North European Oil Royalty Trust's internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2005 expressed an unqualified opinion thereon.


                                            /s/ Ernst & Young LLP
                                           ------------------------

New York, NY
December 7, 2005





                                    F-1



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2005 AND 2004
                       -------------------------

                ASSETS                         2005          2004
                ------                     ------------  ------------

Current Assets
  Cash and cash equivalents (Note 1)        $3,920,267    $3,014,386



Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $3,920,268    $3,014,387
                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities
  Cash distributions payable
  to unit owners, paid
  November 2005 and 2004                    $3,855,968    $2,947,992


Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings (Note 1)                 64,299        66,394

                                           ------------  ------------
                                            $3,920,268    $3,014,387
                                           ============  ============













              The accompanying notes to financial statements
                are an integral part of these statements.

                                 F-2



                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
           FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003
           ---------------------------------------------------


                                  2005          2004          2003
                              ------------  ------------  ------------
German gas, sulfur and
  oil royalties
  received                    $21,085,039    $15,061,209   $18,169,035

Interest income                    59,353         21,970        31,477

Trust expenses                   (921,578)      (775,521)     (802,153)
                              ------------   ------------  ------------
Net income on
  a cash basis                $20,222,814    $14,307,658   $17,398,359
                              ============   ============  ============

Net income per unit
  on a cash basis                $2.20         $1.60         $1.95

                                =======       =======       =======

Cash distributions paid
  or to be paid:
  Dividends and distributions
    per unit paid to formerly
    unlocated unit owners          .02           .01           .00
  Distributions per unit
    paid or to be paid to
    unit owners (Note 5)         $2.22         $1.59         $1.95

                                =======       =======       =======
















               The accompanying notes to financial statements
                  are an integral part of these statements.

                                    F-3


                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003
        ----------------------------------------------------------


                                  2005          2004          2003
                              ------------  ------------  ------------
Balance,
  beginning of year           $     66,394  $    44,630   $    64,640

Net income on
  a cash basis                  20,222,814   14,307,658    17,398,359
                              ------------  -----------   -----------
                                20,289,208   14,352,288    17,462,999
                              ------------  ------------  ------------
Less:
  Dividends and
    distributions paid
    to formerly unlocated
    unit owners (Note 3)           155,062       83,605            0
  Current year
    distributions paid
    or to be paid to unit
    owners (Note 5)             20,069,847   14,202,289    17,418,369
                              ------------  ------------  ------------


Balance, end of year           $    64,299  $    66,394   $    44,630
                               ============ ============  ============




















               The accompanying notes to financial statements
                 are an integral part of these statements.

                                   F-4



                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
          FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003
          ---------------------------------------------------


                                  2005          2004          2003
                              ------------  ------------  ------------
Sources of cash and
      cash equivalents:
  German gas, sulfur and
    oil royalties received    $21,085,039   $15,061,209   $18,169,035

  Interest income                  59,353        21,970        31,477
                              -----------   -----------   -----------
                               21,144,392    15,083,179    18,200,512
Uses of cash and
      cash equivalents:
  Payment of Trust
  expenses                        921,578       775,521       802,153
Distributions and
  dividends paid
  (Note 3)                     19,316,933    15,357,038    16,793,170
                              -----------   -----------   -----------
                               20,238,511    16,132,559    17,595,323
                              -----------   -----------   -----------
Net increase (decrease)
  in cash and cash
  equivalents
  during the year                 905,881    (1,049,380)      605,189
Cash and cash
  equivalents,
  beginning of year             3,014,386     4,063,766     3,458,577
                              -----------   -----------   -----------
Cash and cash
  equivalents,
  end of year                  $3,920,267    $3,014,386    $4,063,766
                              ===========   ===========   ===========












              The accompanying notes to financial statements
                are an integral part of these statements.

                                  F-5



                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2005, 2004 AND 2003
                    -------------------------------


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

      Net income per unit on the cash basis -
      ---------------------------------------

       Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of October 31, 2005, 2004 and 2003, there were 9,180,876, 8,933,310 and
        8,931,414 units of beneficial interest outstanding, respectively.

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

       From the liquidation of the Company to October 31, 2004, 723,260 Trust units were issued in exchange for Corporate and Company shares and dividends of $355,166 and distributions of $4,319,084 were paid to formerly unlocated Corporation and Company shareholders. For the year ended October 31, 2005, 3,351 units of beneficial interest were issued in exchanges and $1,869 in dividends and $153,287 in distributions were paid to formerly unlocated Corporation and Company shareholders. There is one claim pending and in process that was instituted prior to the June 30, 2005 expiration date specified in the Chancery Court Order, which, if satisfactorily documented, would

                                    F-7

        require the issuance of an additional 3,150 Trust units and the payment of approximately $150,000 in dividend and distribution arrearages when resolved at a future date.

       Pursuant to the Chancery Court Order, the Trust had previously entered into agreements with the Delaware State Escheator and with the New York Administrator of Unclaimed Property. Pursuant to this Order and prior to June 30, 2005, the Trust made a final issuance of 190,116 and 44,565 Trust units to the states of Delaware and New York, respectively. As of October 31, 2005, there are a total of 9,714 units (including the 3,150 units for the one uncompleted claim still in process) that remain unclaimed and will be subject to escheat to various states prior to the end of fiscal 2006. Under the Chancery Court Order and with the exception of the one claim still in process, no payment of arrearages will be made for such units.


(4) Related Party Transaction:
    --------------------------

       John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During fiscal 2005, the Trust reimbursed him a total of $18,015 for such office space and office services.
































                                    F-8


(5) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the years ended October 31, 2005 and 2004.

                              Fiscal 2005 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $5,154,811  $6,332,292  $5,419,524  $4,178,412   $21,085,039
Net income on
  a cash basis   4,835,114   6,137,395   5,219,675   4,030,630    20,222,814
Net income
  per unit on
  a cash basis         .54         .69         .57         .44          2.20
Current year
  cash
  distributions
  paid or
  to be paid     4,823,991   6,164,019   5,225,869   3,855,968    20,069,847
Dividends and
 distributions
 paid to formerly
 unlocated
 unit owners           .00         .00         .00         .02           .02
Current year
  cash
  distributions
  per unit             .54         .69         .57         .42          2.22

                              Fiscal 2004 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $4,360,730  $4,075,008  $3,506,720  $3,118,751   $15,061,209
Net income on
  a cash basis   4,134,113   3,858,689   3,351,901   2,962,955    14,307,658
Net income
  per unit on
  a cash basis         .46         .43         .38         .33          1.60
Current year
  cash
  distributions
  paid or
  to be paid     4,108,450   3,840,508   3,305,325   2,947,986    14,202,275
Dividends and
 distributions
 paid to formerly
 unlocated
 unit owners           .00         .00         .01         .00           .01
Current year
  cash
  distributions
  per unit             .46         .43         .37         .33          1.59

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

Internal Control Over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control Over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by PCAOB and in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005 has been audited by Ernst & Young LLP, the Trust's independent auditors, as stated in their report which appears below.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm
          Internal Control over Financial Reporting

To the Board of Trustees and Unit Owners of
 North European Oil Royalty Trust


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that North European Oil Royalty Trust (the "Trust") maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.


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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that North European Oil Royalty Trust maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus arising from cash transactions as of October 31, 2005 and 2004, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 2005 of North European Oil Royalty Trust and our report dated December 7, 2005 expressed an unqualified opinion thereon.



                                          /s/ Ernst & Young LLP
                                          ---------------------

New York, NY
December 7, 2005



          Part C.   Changes in Internal Control Over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None

                               PART III


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 9, 2006, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers of the Trust" under Item 1 of this Report for information concerning the executive officers of the Trust.

          The information required by this item with respect to the Trust's audit committee, audit committee financial experts and Section 16(a) Beneficial Ownership Reporting Compliance is also set forth in the Registrant's definitive Proxy Statement, dated January 9, 2006, as filed with the Commission, which is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Code of Ethics
--------------

          The Trustees have adopted a Code of Conduct and Business Ethics (the "Code") for the Trust's trustees and employees, which at this time includes the Trustees, including the Managing Trustee, and the Managing Director. The Managing Trustee and Managing Director serve the roles of principal executive officer and principal financial and accounting officer. A copy of the Code is available without charge on request by writing to the Managing Director at the office of the Trust. The Code is also available at the Trust's website, www.neort.com.

          All trustees and employees of the Trust have signed a copy of the Code. No waivers or exceptions to the Code have been granted since the adoption of the Code. Any amendments or waivers to the Code will be disclosed in a Form 8-K filing of the Trust after such amendment or waiver.


Item 11. Executive Compensation.
         ----------------------

          The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 9, 2006, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information about security ownership of certain beneficial owners and Management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 9, 2006, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

          The Trust does not maintain any compensation plans under which units are authorized for issuance.


Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

          The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 9, 2006, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.


Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information about fees billed by our independent auditors and our pre-approval policies with respect to non-audit services are set forth under the caption "Auditor Matters" in Registrant's definitive Proxy Statement, dated January 9, 2006, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Years
               Ended October 31, 2005, 2004 and 2003

               Report of Independent Registered Public Accounting Firm

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2005 and 2004

               Statements of Revenue Collected and Expenses Paid for the Years Ended October 31, 2005, 2004 and 2003

               Statements of Undistributed Earnings for the Years
               Ended October 31, 2005, 2004 and 2003

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 2005, 2004 and 2003

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 21, 2005                By:  /s/ John H. Van Kirk
                                             -------------------------
                                                 John H. Van Kirk,
                                                 Managing Trustee


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 21, 2005                    /s/ John H. Van Kirk
                                            --------------------------------
                                                John H. Van Kirk, Trustee


Dated: December 21, 2005                    /s/ Robert P. Adelman
                                            --------------------------------
                                                Robert P. Adelman, Trustee


Dated: December 21, 2005                    /s/ Samuel M. Eisenstat
                                            --------------------------------
                                                Samuel M. Eisenstat, Trustee


Dated: December 21, 2005                    /s/ Willard B. Taylor
                                            --------------------------------
                                                Willard B. Taylor, Trustee


Dated: December 21, 2005                    /s/ Rosalie J. Wolf
                                            --------------------------------
                                                Rosalie J. Wolf, Trustee


Dated: December 21, 2005                    /s/ John R. Van Kirk
                                            --------------------------------
                                                John R. Van Kirk,
                                                Managing Director

                             Exhibit Index
                             -------------

Exhibit                                                              Page
-------                                                              ----

(3.1)   Trust Agreement, dated September 10, 1975,
          amended May 13, 1976, and February 10, 1981
          (incorporated by reference to Exhibit 4(i) to Form 10-Q for the quarter ended April 30, 1981
          (File No. 0-8378)).

(3.2)   Amended and Restated Trustees' Regulations,
          dated September 10, 1975, and amended and restated as of February 9, 2005 (incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended January 31, 2005 (File No. 0-8378))

(10.1) Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979
          (File No. 0-8378)).

(10.2) Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979, (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed
          May 11, 1979 (File No. 0-8378)).

(21)    There are no subsidiaries of the Trust.

(31.1)  Certification of Chief Executive Officer pursuant             37
          to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)  Certification of Chief Financial Officer pursuant             39
          to Section 302 of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive and Chief Financial          41
          Officers pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

(99.1)  Estimate of Remaining Proved Producing Reserves               42
          in the Northwest Basin of the Federal Republic of Germany as of October 1, 2005 and Calculation of Cost Depletion Percentage for the 2005
          Calendar Year prepared by
          Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).