Form 10-Q
period 2006-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2006-02-28
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2006    or

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer  X   Non-accelerated Filer
                        ---                   ---                         ---

Class                                     Outstanding at January 31, 2006
-----                                     -------------------------------
Units of Beneficial Interest                        9,184,026

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
        --------------------

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
             -----------------------------------------------------

                                                2006                2005
                                           --------------      -------------
                                                     (unaudited)
German gas, oil and sulfur
   royalties received                       $ 8,184,669         $ 5,154,811
                                            -----------         -----------
Interest income                                  22,033               5,320
                                            -----------         -----------
Trust expenses                              (   262,093)        (   325,017)
                                            -----------         -----------
   Net income on a cash basis               $ 7,944,609         $ 4,835,114
                                            ===========         ===========
Net income per unit on a cash basis            $ .87               $ .54
                                               ======              ======
Cash distributions paid or to be paid:

   Dividends and distributions per unit paid
   to formerly unlocated shareholders (Note 3) $ .02               $ .00

   Distributions per unit to be paid to
   unit owners                                 $ .85               $ .54
                                               ======              ======

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2006 AND OCTOBER 31, 2005
                      -------------------------------------

                                                2006                2005
                                           --------------      -------------
                                            (unaudited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 7,860,811         $ 3,920,267
Producing gas and oil royalty rights,
   net of amortization (Note 1)                       1                   1
                                            -----------         -----------
Total Assets                                $ 7,860,812         $ 3,920,268
                                            ===========         ===========

Current liabilities - - Cash distributions
   payable to unit owners                   $ 7,806,422         $ 3,855,968
Contingent liability (Note 3)
Trust corpus (Notes 1 and 2)                          1                   1
Undistributed earnings                           54,389              64,299
                                            -----------         -----------
Total Liabilities and Trust Corpus          $ 7,860,812         $ 3,920,268
                                            ===========         ===========
              The accompanying notes to financial statements
            should be read in conjunction with these statements.

          STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
             ----------------------------------------------------

                                                2006                2005
                                           --------------      -------------
                                                      (unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $ 8,184,669         $ 5,154,811
   Interest income                               22,033               5,320
                                            -----------         -----------
                                            $ 8,206,702         $ 5,160,131
                                            ===========         ===========
Uses of cash and cash equivalents:
   Payment of Trust expenses                    262,093             325,017
   Distributions and dividends paid (Note 3)  4,004,065           2,947,992
                                            -----------         -----------
                                              4,266,158           3,273,009
                                            -----------         -----------
Net increase in cash and
   cash equivalents during the period         3,940,544           1,887,122
Cash and cash equivalents,
   beginning of period                        3,920,267           3,014,386
                                            -----------         -----------
Cash and cash equivalents,
   end of period                            $ 7,860,811         $ 4,901,508
                                            ===========         ===========


                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
              ----------------------------------------------------

                                                2006                2005
                                           -------------       -------------
                                                      (unaudited)
Balance, beginning of period                $    64,299         $    66,394
Net income on a cash basis                    7,944,609           4,835,114
                                            -----------         -----------
                                              8,008,908           4,901,508
                                            -----------         -----------
Less:

   Dividends and distributions per unit
   paid to formerly unlocated
   shareholders (Note 3)                        148,097                   0

   Current year distributions paid or
   to be paid to unit owners                  7,806,422           4,823,991
                                            -----------         -----------
                                              7,954,519           4,823,991
                                            -----------         -----------
Balance, end of period                      $    54,389         $    77,517
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period (see Note 3). As of January 31, 2006 and 2005, there were 9,184,026 and 8,933,316 units of beneficial interest outstanding, respectively.



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

      From the liquidation of the Company to October 31, 2005, 726,611 Trust units were issued in exchange for Corporate or Company shares and dividends of $357,035 and distributions of $4,472,371 were paid to former unlocated Corporation and Company shareholders. For the three month period ended January 31, 2006, there were 3,150 units issued in exchanges and $1,769 in dividends and $146,328 in distributions were paid to formerly unlocated Corporation shareholders under a claim begun before July 1, 2005 and conditionally approved by the Trustees subject to the successful submission of the required documentation.

      As of January 31, 2006, there are a total of 6,564 units that remain unclaimed and will be subject to escheat to various states prior to the end of fiscal 2006. Under the Chancery Court Order, no payment of arrearages will be made for such units.

(4) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During the first quarter of fiscal 2006 the Trust reimbursed the Managing Director a total of $6,760 for such office space and office services.



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


Results of Operations
---------------------


         Net Trust income for the first quarter of fiscal 2006 was $7,944,609 as compared to $4,835,114 for the first quarter of fiscal 2005. This level of income permitted a distribution of 85 cents per unit which was paid on February 22, 2006 to owners of record as of February 10, 2006.
Gross royalty income of $8,184,669 for the quarter ended January 31, 2006 increased by 58.7% from gross royalty income of $5,154,811 received during last year's equivalent period. This royalty income was based on sales of gas, oil and sulfur from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2005.

         In comparison to the first quarter of fiscal 2005, the combination of higher gas prices and higher volumes of gas sales more than offset the impact of the lower average exchange rates and boosted both the level of royalty income and the subsequent distribution. The increase in average prices of gas sold from the Oldenburg concession was the primary factor
behind the increase in royalty income.   For the quarter just ended the
average price of gas sold under the higher royalty rate agreement increased 57.2% from 1.3010 Euro cents/Kwh ("Ecents/Kwh") to 2.0456 Ecents/Kwh. For the same period, the average price of gas sold under the lower royalty rate agreement increased 49.9% from 1.4169 Ecents/Kwh to 2.1240 Ecents/Kwh.

Based on the conversion and transfer of all the royalties during the quarter, the average value of the Euro was $1.1936 down 9.7% from the average value of $1.3213 for the first quarter of fiscal 2005. If we apply this weighted average value to the average price of gas during the quarter just ended, we can convert the average gas prices into more familiar terms. For the first quarter of fiscal 2006 the average gas prices for gas sold under both the higher and lower royalty rate agreements were $7.02/Mcf and $7.23/Mcf respectively. The corresponding prices for the first quarter of fiscal 2005 were $4.94/Mcf and $5.23/Mcf respectively.

          For the quarter just ended, gas sales under the higher royalty rate agreement covering western Oldenburg increased by 12.7% from 17.33 billion cubic feet ("Bcf") to 19.54 Bcf compared to the first quarter of fiscal 2005. In a corresponding comparison, overall gas sales throughout the Oldenburg concession covered under the lower royalty rate agreement increased by 8.3% from 44.21 Bcf to 47.88 Bcf.

           Trust expenses for the first quarter of fiscal 2006 were $262,093, a decrease of $62,924 or 19.4% from the prior year. A combination of lower costs for legal services and reduced consulting fees from Germany accounted for the majority of the reduction in expenses. In addition, the annual listing fee for the New York Stock Exchange was not received and consequently not paid until after the end of the first quarter of fiscal 2006, but had been received and paid during the first quarter of fiscal 2005

          Interest income increased, reflecting both the expanded funds available for investment and the higher interest rates on those funds.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2006 compared to that at fiscal year end
(October 31, 2005) shows an increase in assets due to higher royalty receipts during the quarter.


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


                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a)  The Annual Meeting of Unit Owners was held on February 9, 2006.

     (b) The following persons were elected as Trustees of the Trust to serve until the 2006 Annual Meeting of Unit Owners:

          Robert P. Adelman (7,858,650 votes for; 141,338 withheld) Samuel M. Eisenstat (7,875,862 votes for; 124,126 withheld) Willard B. Taylor (7,862,778 votes for; 137,210 withheld) John H. Van Kirk (7,631,992 votes for; 367,996 withheld) Rosalie J. Wolf (7,867,681 votes for; 132,307 withheld)


Item 5.  Other Information.
         ------------------

         None.

Item 6.   Exhibits.
          --------

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

Dated: February 28, 2006