Form 10-Q
period 2006-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2006-06-01
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2006    or

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

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                       ----                  ----                      ----

          Class                                Outstanding at April 30, 2006
----------------------------                  -------------------------------
Units of Beneficial Interest                             9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements
        --------------------
          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
              FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005
             -----------------------------------------------------
                                               2006                  2005
                                           ------------         ------------
                                                      (Unaudited)
German gas, oil and sulfur
   royalties received                       $ 8,297,022          $ 6,332,292
                                            -----------          -----------
Interest income                                  32,663               10,498
                                            -----------          -----------
Trust expenses                              (   267,243)         (   205,395)
                                            -----------          -----------
   Net income on a cash basis               $ 8,062,442          $ 6,137,395
                                            ===========          ===========
Net income per unit on a cash basis            $ .88                $ .69
                                               ======               ======
Cash distributions paid or to be paid:

   Dividends and distributions per unit paid
   to formerly unlocated shareholders (Note 3) $ .00                $ .00

   Distributions per unit to be paid to
   unit owners                                 $ .88                $ .69
                                               ======               ======


            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                       APRIL 30, 2006 AND OCTOBER 31, 2005
                      -------------------------------------
                                               2006                  2005
                                           ------------         ------------
                                            (Unaudited)
Current assets - - Cash and
   cash equivalents (Note 1)                $ 8,116,831          $ 3,920,267

Producing gas and oil royalty rights,
   net of amortization (Notes 1 and 2)                1                    1
                                            -----------          -----------
                                            $ 8,116,832          $ 3,920,268
                                            ===========          ===========
Current liabilities - - Cash distributions
payable to unit owners                      $ 8,087,719          $ 3,855,968

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           29,112               64,299
                                            -----------          -----------
Total Liabilities and Trust Corpus          $ 8,116,832          $ 3,920,268
                                            ===========          ===========


              The accompanying notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005
               --------------------------------------------------

                                               2006                  2005
                                           ------------         ------------
                                                      (Unaudited)
German gas, oil and sulfur
   royalties received                       $16,481,691          $11,487,103
                                            -----------          -----------
Interest income                                  54,696               15,818
                                            -----------          -----------
Trust expenses                              (   529,336)         (   530,412)
                                            -----------          -----------
     Net income on a cash basis             $16,007,051          $10,972,509
                                            ===========          ===========
Net income per unit on a cash basis             $1.74                $1.23
                                                =====                =====
Cash distributions paid or to be paid:

  Dividends and distributions per unit paid to
  formerly unlocated shareholders (Note 3)   $ .02                  $ .00

  Distributions per unit to be paid
   to unit owners                               $1.73                $1.23
                                                =====                =====
































            The accompanying notes to financial statements should be read in conjunction with these statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005
              ----------------------------------------------------
                                               2006                  2005
                                           ------------         ------------
                                                      (Unaudited)
Sources of cash and cash equivalents:
   German gas, oil and sulfur royalties     $16,481,691          $11,487,103
   Interest income                               54,696               15,818
                                            -----------          -----------
                                             16,536,387           11,502,921
                                            ===========          ===========

Uses of cash and cash equivalents:
   Payment of Trust expenses                    529,336              530,412
   Distributions and dividends paid (Note 3) 11,810,487            7,774,196
                                            -----------          -----------
                                             12,339,823            8,304,608
                                            -----------          -----------
Net increase(decrease)in cash and
   cash equivalents during the period         4,196,564            3,198,313

Cash and cash equivalents,
   beginning of period                        3,920,267            3,014,386
                                            -----------          -----------
Cash and cash equivalents,
   end of period                            $ 8,116,831          $ 6,212,699
                                            ===========          ===========

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2006 AND 2005
              ----------------------------------------------------
                                               2006                  2005
                                           ------------         ------------
                                                      (Unaudited)
Balance, beginning of period                $    64,299          $    66,394

Net income on a cash basis                   16,007,051           10,972,509
                                            -----------          -----------
                                             16,071,350           11,038,903
                                            -----------          -----------
Less:

   Dividends and distributions per unit
   paid to formerly unlocated
   shareholders (Note 3)                        148,097                   0

   Current year distributions paid or
   to be paid to unit owners (Note 3)        15,894,141           10,990,223
                                            -----------          -----------
                                             16,042,238           10,990,223
                                            -----------          -----------
Balance, end of period                      $    29,112          $    48,680
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

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of April 30, 2006 and 2005, there were 9,190,590 and 8,933,361 units of beneficial interest outstanding, respectively.

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

(3) Contingent liability:
    ---------------------
      From its inception in 1975 until June 30, 2005, the Trust had served as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. Pursuant to an order of the Delaware Court of Chancery dated February 26, 1996 (the "Chancery Court Order"), from and after July 1, 2005, the Trust has no further obligation with respect to unlocated or unknown owners and is no longer required to make payments of dividends or distributions attributable to any unexchanged Corporate and Company shares.

      From the liquidation of the Company to October 31, 2005, 726,611 Trust units were issued in exchange for Corporate or Company shares and dividends of $357,035 and distributions of $4,472,371 were paid to formerly unlocated Corporation and Company shareholders. For the six month period ended April 30, 2006, the Trust issued 3,150 units in exchanges and paid $1,769 in dividends and $146,328 in distributions. The dividends and distributions were paid to formerly unlocated Corporation shareholders who had submitted a claim prior to July 1, 2005. That claim had been conditionally approved by the Trustees subject to the successful submission of the required documentation and bond.

      As of April 30, 2006, the total number of authorized units, 9,190,590, were issued and outstanding.


(4) Related party transactions:
    --------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During the second quarter of fiscal 2006 the Trust reimbursed him a total of $4,862 for such office space and office services.

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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp., or by Oldenburgische Erdolgesellschaft ("OEG"). In 2002 Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil Corp. and the Royal Dutch/Shell Group of Companies, formed a company ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

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

          The gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. Although the Trust itself does not have access to the specific sales contracts under which the Oldenburg gas is sold, these contracts are reviewed periodically by Ernst & Young AG.

          For unit owners, changes in the value of the Euro have both an immediate and a long term impact. The immediate impact relates to the determination of the number of dollars the Trust receives when Euros are converted into dollars at the time of the transfer of the royalties from Germany to the United States. At the time of the exchange, a higher exchange rate would yield more dollars and a lower exchange rate fewer dollars. The long term impact comes into play through the mechanism of gas pricing. With the price of light heating oil used as a component in the calculation of gas prices in the various contracts under which the gas is sold, changes in world crude oil prices are eventually reflected in gas prices. Since oil on the international market is priced in dollars, a lower exchange rate for the Euro means that oil imported into Germany is more expensive which results in higher local oil prices. A higher exchange rate for the Euro means that oil imported into Germany is less expensive which results in lower local oil prices. These higher or lower local oil prices are in turn reflected in higher or lower gas prices.

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


Results of Operations
---------------------


          For the second quarter of fiscal 2006, the Trust's net income was $8,062,442, a 31.4% increase over net income for the prior year's period. This income was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2006. The Trustees have announced a distribution of 88 cents per unit payable on May 31, 2006 to owners of record as of May 12, 2006. For the six month period, the Trust's net income was $16,007,051, an increase of 45.8% from the net income for last year's equivalent period. For the six month period ended April 30, 2006 total distributions were equal to $1.73 per unit.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. For the second quarter of fiscal 2006 a combination of higher gas prices and higher gas sales under both the higher and lower royalty rate agreements easily offset the slight decline in average exchange rates and resulted in the higher distribution payable.

          For the quarter just ended, under the higher percentage royalty rate agreement covering the western portion of the Oldenburg concession, gas sales increased 7.8% from 17.639 billion cubic feet ("Bcf") to 19.016 Bcf. Under the same agreement the average gas price increased 49.1% from 1.5258 Eurocents/Kwh ("Ecents/Kwh") to 2.2743 Ecents/Kwh. For the quarter just ended, under the lower percentage royalty rate agreement covering the entire Oldenburg concession, gas sales increased 8.7% from 43.045 Bcf to 46.775 Bcf. Under the same agreement the average gas price increased 44.1% from 1.6018 Ecents/Kwh to 2.3088 Ecents/Kwh.

          Under the higher percentage royalty rate agreement, the average value of the Euro based on the monthly transfer of royalties to the United States for the quarter just ended was $1.2097, a decrease of 7.2% from $1.3029, the average value for the second quarter of fiscal 2005. Under the lower percentage royalty rate agreement, the average value of the Euro based on the monthly transfer of royalties to the United States during the quarter just ended was $1.2108, a decrease of 6.9% from $1.3012, the average value for the second quarter of fiscal 2005. Converting the average gas prices using the average exchange rates for the quarter into more familiar terms yields an average gas price under the higher and lower percentage royalty rate agreements of $7.91 and $7.84 per thousand cubic feet ("Mcf"), respectively, compared to $5.72/Mcf and $5.86/Mcf, respectively, for the second quarter of fiscal 2005.

          Interest income was higher reflecting the increased funds available for investment and the increase in interest rates applicable during the period. Trust expenses for the second quarter of fiscal 2006 were higher due to the timing of the payment of the NYSE listing fees and the payment of fees associated with the biennial examination of the operating companies in Germany. However, Trust expenses for the six month period were virtually unchanged when compared to the prior year's equivalent period.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2006, compared to that at fiscal year end (October 31, 2005), shows an increase in assets due to the increase in royalty receipts during the quarter.


                 REPORT ON DRILLING AND GEOPHYSICAL WORK

          The Trust's German consultant, Alfred Stachel, met with representatives of the operating companies to inquire about planned and proposed drilling and geophysical work for 2006 and 2007 and other general matters. The following is a summary of Mr. Stachel's account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, the operating companies are not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

     The Grossenkneten desulfurization plant is scheduled to undergo maintenance during the period from June 15 to July 10, 2006. During this period the operating companies expect a 20% reduction in capacity.

     The operating companies reported to Mr. Stachel that the expanded drilling program is being continued with four wells (all located in eastern Oldenburg) planned for calendar 2006. Oythe A-3a, a horizontal deviation, was drilled to exploit the tight Carboniferous gas zone. The Carboniferous zone is a sweet gas zone located below the Zechstein (sour gas) zone. Drilling was completed in February 2006 and the well is currently undergoing fracturing treatments to increase productivity. Actual production is scheduled to start in June 2006. Doetlingen Z-8a, a horizontal deviation, was completed in February 2006 and is scheduled to enter production in June 2006. The horizontal deviation Goldenstadt Z-10a was cancelled but Goldenstadt Z-7a will replace it. This well and another, Varnhorn Z-7a, are also horizontal deviations and are intended to exploit the Carboniferous zone. Drilling for these two wells is not scheduled to begin until the fourth quarter of calendar 2006. In conjunction with the ongoing and extensive evaluation of the Carboniferous zone, the actual experience gained by the operating companies from the exploitation of this zone should permit them to fine-tune the drilling and fracturing methods to derive the greatest benefit. Additionally, an analysis of the correspondence between the results from current drilling efforts and the interpretation of seismic data that lead to that drilling, should allow better interpretation of the seismic data from other areas. The processing and interpretation of earlier seismic work covering the Quadmoor, Rechterfeld, Sagermeer and Goldenstedt fields is continuing. This work provides detailed information regarding depth and direction to fully exploit available reserves within these fields through further drilling, both infill and horizontal.

          Preliminary well planning has begun for four drilling projects scheduled for 2007. Hemmelte NW Z-1, an exploratory well, is the only well planned for the western half of Oldenburg. Quadmoor Z-5 is an infill well intended to exploit the sour gas bearing Zechstein zone within an existing field. Goldenstedt Z-20a, a horizontal deviation, replaces the previously cancelled Goldenstedt Z-10a and will exploit the sour gas bearing Zechstein zone. The final well, Goldenstedt Z-23a, is a horizontal deviation intended to exploit the Carboniferous zone. No start times for the 2007 drilling projects have been announced.



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

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: May 31, 2006