Form 10-Q
period 2006-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2006-08-30
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2006    or

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

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                       ----                  ----                      ----

           Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).    Yes        No   X
                                                       -----     -----


Class                                     Outstanding at July 31, 2006
----------------------------              ------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Condensed Financial Statements.
        ------------------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2006 AND OCTOBER 31, 2005
                      ----------------------------------
                                                2006                2005
                                         -----------------   ----------------
                                            (unaudited)
Current assets - - Cash and
  cash equivalents (Note 1)                 $ 7,169,812          $ 3,920,267

Producing gas and oil royalty rights,
  net of amortization (Notes 1 and 2)                 1                    1
                                            ------------         ------------
Total Assets                                $ 7,169,813          $ 3,920,268
                                            ============         ============

Current liabilities - - Cash distributions
payable to unit owners                      $ 7,076,754          $ 3,855,968

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           93,058               64,299
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 7,169,813          $ 3,920,268
                                            ============         ============























  The accompanying notes are integral to the condensed financial statements and should be read in conjunction therewith.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005
             -------------------------------------------------
                                                2006                2005
                                         -----------------   ----------------
                                                      (unaudited)
German gas, oil and sulfur
  royalties received                        $ 7,312,458          $ 5,419,524
                                            ------------         ------------
Interest income                                  53,882               20,056
                                            ------------         ------------
Trust expenses                              (   225,639)         (   219,905)
                                            ------------         ------------
  Net income on a cash basis                $ 7,140,701          $ 5,219,675
                                            ============         ============

Net income per unit on a cash basis            $ .78                $ .57
                                               ======               ======
Cash distributions paid or to be paid:
  Dividends and distributions per unit paid
  to formerly unlocated shareholders (Note 3)  $ .00                $ .00
                                               ======               ======
  Distributions per unit paid or
  to be paid to unit owners                    $ .77                $ .57
                                               ======               ======

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005
               --------------------------------------------------
                                                2006                2005
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
  royalties received                        $23,794,149          $16,906,627
                                            ------------         ------------
Interest income                                 108,578               35,874
                                            ------------         ------------
Trust expenses                              (   754,975)         (   750,317)
                                            ------------         ------------
     Net income on a cash basis             $23,147,752          $16,192,184
                                            ============         ============

Net income per unit on a cash basis            $2.52                $1.77
                                               ======               ======
Cash distributions paid or to be paid:

  Dividends and distributions per unit paid
  to former unlocated shareholders (Note 3)    $ .02                $ .00
                                               ======               ======
  Distributions per unit paid or
  to be paid to unit owners                    $2.50                $1.80
                                               ======               ======

  The accompanying notes are integral to the condensed financial statements and should be read in conjunction therewith.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005
                ------------------------------------------------
                                                2006                2005
                                          -----------------   ---------------
                                                      (unaudited)
Sources of cash and cash equivalents:
  German gas, oil and sulfur royalties      $23,794,149          $16,906,627
  Interest income                               108,578               35,874
                                            ------------         ------------
                                             23,902,727           16,942,501
                                            ------------         ------------
Uses of cash and cash equivalents:
  Payment of Trust expenses                     754,975              750,317
  Distributions and dividends paid (Note 3)  19,898,207           13,944,289
                                            ------------         ------------
                                             20,653,182           14,694,606
                                            ------------         ------------
Net increase (decrease) in cash and
  cash equivalents during the period          3,249,545            2,247,895

Cash and cash equivalents,
  beginning of period                         3,920,267            3,014,386
                                            ------------         ------------
Cash and cash equivalents, end of period    $ 7,169,812          $ 5,262,281
                                            ============         ============

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2006 AND 2005
                ------------------------------------------------
                                                2006                2005
                                         -----------------   ----------------
                                                      (unaudited)

Balance, beginning of period                $    64,299          $    66,394

Net income on a cash basis                   23,147,752           16,192,184
                                            ------------         ------------
                                             23,212,051           16,258,578
                                            ------------         ------------
Less:
  Dividends and distributions paid to
  formerly unlocated shareholders (Note 3)      148,097                8,116

  Current year distributions paid or
  to be paid to unit owners (Note 3)         22,970,896           16,214,050
                                            ------------         ------------
                                             23,118,993           16,222,166
                                            ------------         ------------
Balance, end of period                      $    93,058          $    36,412
                                            ============         ============


  The accompanying notes are integral to the condensed financial statements and should be read in conjunction therewith.

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                  ---------------------------------------


(1) Summary of significant
      accounting policies:
    ----------------------

    Basis of Accounting -
    -------------------
      The accompanying condensed financial statements of North European Oil
       Royalty Trust (the "Trust") present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). Cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The modified cash basis of accounting is utilized to permit the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis of accounting provides a more meaningful presentation to unit owners of the results of operations of the Trust.


    Producing gas and oil royalty rights -
    ------------------------------------
      The rights to certain gas and oil royalties in Germany were transferred to the Trust at their net book value by North European Oil Company (the "Company") (see Note 2). The net book value of the royalty rights has been reduced to one dollar ($1) in view of the fact that the remaining net book value of royalty rights is de minimis relative to annual royalties received and distributed by the Trust and does not bear any meaningful relationship to the fair value of such rights or the actual amount of proved producing reserves.

    Federal income taxes -
    --------------------
      The Trust, as a grantor trust, is exempt from Federal income taxes under a private letter ruling issued by the Internal Revenue Service.

    Cash and cash equivalents -
    -------------------------
      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of three months or less.

    Net income per unit
      on the cash basis -
    -------------------
      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of July 31, 2006 and 2005, there were 9,190,590 and 9,168,192 units of beneficial interest outstanding respectively.

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

      From the liquidation of the Company to October 31, 2005, 726,611 Trust units were issued in exchange for Corporate or Company shares and dividends of $357,035 and distributions of $4,472,371 were paid to formerly unlocated Corporation and Company shareholders. For the nine-month period ended July 31, 2006, the Trust issued 3,150 units in exchanges and paid $1,769 in dividends and $146,328 in distributions. The dividends and distributions were paid to formerly unlocated Corporation shareholders who had submitted a claim prior to July 1, 2005. That claim had been conditionally approved by the Trustees subject to the successful submission of the required documentation and bond.

      As of July 31, 2006, the total number of authorized units, 9,190,590, were issued and outstanding.

(4) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During the third quarter of fiscal 2006, the Trust reimbursed him a total of $4,539 for such office space and office services.

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

     The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provides approximately 98% of the total royalties. The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and provides nearly 100% of all the royalties received by the Trust. The Oldenburg concession (1,398,000 acres) covers virtually the entire former State of Oldenburg and is located in the federal state of Lower Saxony.

     Under one series of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate. Under the royalty agreement with Mobil Erdgas, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas. Royalties from gas sold under this agreement provide the Trust with the bulk of its royalties.

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

     For unit owners, changes in the value of the Euro have both an immediate and a long term impact. The immediate impact relates to the determination of the number of dollars the Trust receives when Euros are converted into dollars at the time of the transfer of the royalties from Germany to the United States. At the time of the exchange, a higher exchange rate would yield more dollars and a lower exchange rate less dollars. The long term impact comes into play through the mechanism of gas pricing. With the price of light heating oil used as a component in the calculation of gas prices in the various contracts under which the gas is sold, changes in world crude oil prices are eventually reflected in gas prices. Since oil on the international market is priced in dollars, a lower exchange rate for the Euro means that oil imported into Germany is more expensive which results in higher local oil prices. A higher exchange rate for the Euro means that oil imported into Germany is less expensive which results in lower local oil prices. These higher or lower local oil prices are in turn reflected in higher or lower gas prices.

     Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are not material to the regular annual income received under the royalty rights.

     As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all of the funds on hand after provision is made for Trust expenses then anticipated.


Results of Operations
---------------------

     The primary factor affecting royalty revenue for the quarter just ended was the significant increase in gas prices under both the higher royalty rate agreement covering western Oldenburg and the lower royalty rate agreement covering the entire Oldenburg concession. While overall gas sales increased slightly, gas sales from western Oldenburg declined. The increases in the average dollar values of the Euro based on total royalty transfers over the prior year was minor. All comparisons, unless otherwise noted, are to the prior year's equivalent period.

     The recent high world oil prices continue to impact gas prices within Germany. For gas sales under the higher royalty rate agreement from western Oldenburg for the quarter just ended, the average price increased 38.5% from
1.4738 Euro cents per Kilowatt hour ("Ecents/Kwh") to 2.0417 Ecents/Kwh. When we convert this quarter's price into more familiar terms using the average exchange rate for the quarter, the average price for gas sold under this agreement was $7.42 per Mcf compared to $5.18 per Mcf. This represents a 43.2% increase from the prior year. Gas sales under this agreement declined by 3.9% from 18.325 billion cubic feet ("Bcf") to 17.613 Bcf. At this level, gas sales from western Oldenburg accounted for 41.4% of total

Oldenburg gas sales. The decline in gas sales can be attributed to the reduction in through-put caused by the partial shutdown of the Grossenkneten desulfurization plant. In the current fiscal year this reduction occurred in the third fiscal quarter in contrast to the prior year when it occurred in the fourth fiscal quarter.

     The lower royalty rate agreement between the Trust and BEB covers gas sales from the entire Oldenburg concession. Under this agreement the average gas price for the quarter just ended increased 43.9% from 1.5216 Ecents/Kwh to 2.1900 Ecents/Kwh. When we convert this quarter's gas price into more familiar terms using the average exchange rate for the quarter, the average price for gas sold under this agreement was $7.75 per Mcf compared to $5.25 per Mcf. This represents a 47.6% increase from the prior year. Overall gas sales from the Oldenburg concession increased by 1.6% from 41.91 Bcf to
42.56 Bcf.

     Based on the transfer from Germany of royalties received under the higher and lower royalty rate agreements, the average value of the Euro for the quarter just ended increased 4.8% and 2.9%, respectively, to a dollar equivalent of $1.2631 and $1.2615, respectively. The higher value of the Euro has the immediate impact of increasing the amount of dollars received at the time of the transfer of royalties from Germany. However, because of the use of light heating oil as a pricing factor in the gas sales contracts, the higher value of the Euro also works to decrease the price of gas within Germany by making imported oil prices in dollars less expensive.

     If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended gas sales from western Oldenburg accounted for only 41.4% of all gas sales. However, royalties on these gas sales provided 84.1% or $6,125,183 out of a total of $7,284,732 in Oldenburg royalties. For the nine months just ended gas sales from western Oldenburg accounted for only 40.9% of all gas sales. However, royalties on these gas sales provided 82.5% or $19,566,921 out of a total of $23,731,088 in Oldenburg royalties.

     For the nine-month period under the higher and lower royalty rate agreements, average gas prices increased 47.9% and 45.9%, respectively, to
2.1218 and 2.2074 Ecents/Kwh, respectively. For the nine-month period under the higher and lower royalty rate agreements, gas sales increased 5.4% and 6.2%, respectively, to 56.17 and 137.21 Bcf, respectively. Based on the transfer from Germany of royalties received under the higher and lower royalty rate agreements, the average value of the Euro for the nine months just ended decreased 4.8% and 4.3% to a dollar equivalent of $1.2205 and $1.2266, respectively.

     Interest income for the third quarter and the nine-month period was higher due to both the increased funds available for investment and the continued rise in interest rates in the U.S. Trust expenses for the third quarter of fiscal 2006 increased by 2.6% from the prior year amount to $225,639. The increased expenses were due to higher Trustees' fees (calculated under the formula specified in the Trust Agreement). For the nine-month period Trust expenses increased by 0.6% from the prior year to $754,975.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2006, compared to that at fiscal year end (October 31, 2005), shows an increase in assets due to the higher royalty receipts during the quarter.


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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

     The Trust does not engage in any trading activities with respect to possible foreign exchange fluctuations. The Trust does not use any financial instruments to hedge against possible risks related to foreign exchange fluctuations. The market risk is negligible because standing instructions at the Trust's German bank require the bank to process transfers of royalty payments as soon as possible following their receipt. The Trust does not engage in any trading activities with respect to possible commodity price fluctuations.



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

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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



                                        NORTH EUROPEAN OIL ROYALTY TRUST
                                        ---------------------------------
                                                (Registrant)


                                        /s/  John R. Van Kirk
                                        ---------------------------------
                                             John R. Van Kirk
                                             Managing Director

Dated: August 30, 2006