Form 10-K
period 2006-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2006-12-29
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2006 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class         Name of each exchange on which registered
----------------------------    -----------------------------------------
Units of Beneficial Interest             New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes         No   X
                                                -----      -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes         No    X
                                                          -----      -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No        .
                                                   -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X   .
                             -----

Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 28, 2006, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was approximately $303,873,849 on such date.

As of December 30, 2006, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement dated January 10, 2007 for the annual meeting to be held on February 12, 2007.

                            TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                PART I

Item 1.   Business.....................................................  4
Item 1A.  Risk Factors.................................................  8
Item 1B.  Unresolved Staff Comments.................................... 10
Item 2.   Properties................................................... 10
Item 3.   Legal Proceedings............................................ 13
Item 4.   Submission of Matters to a Vote of Security Holders.......... 13

                                PART II

Item 5.   Market for Registrant's Units of Beneficial Interests,
           Related Unit Owner Matters and Trust Purchases of Units
           of Beneficial Interests..................................... 14
Item 6.   Selected Financial Data...................................... 16
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.. 25
Item 8.   Financial Statements and Supplementary Data.................. 26
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 37
Item 9A.  Controls and Procedures...................................... 37
Item 9B.  Other Information............................................ 39

                                PART III

Item 10.  Directors and Executive Officers of the Registrant........... 40
Item 11.  Executive Compensation....................................... 40
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.................. 41
Item 13.  Certain Relationships and Related Transactions............... 41
Item 14.  Principal Accountant Fees and Services....................... 41

                                PART IV

Item 15.  Exhibits and Financial Statement Schedules................... 42
Signatures............................................................. 43

Exhibit Index.......................................................... 44

                                PART I


Item 1.  Business.
         --------

     (a)  General Development of Business.
          -------------------------------

          Registrant (the "Trust") is a grantor trust which, on behalf of the owners of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. ("ExxonMobil") and the Royal Dutch/Shell Group of Companies ("Royal Dutch/Shell Group"). Under these contracts the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur. See Item 2 of this Report for descriptions of certain of these contracts.

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

          Neither the Trust nor the Trustees on behalf of the Trust conduct any active business activities or operations. The function of the Trustees is to monitor, verify, collect, hold, invest and distribute the royalty payments made to the Trust. Under the Trust Agreement, the Trustees make quarterly distributions of the net funds received by the Trust on behalf of the unit owners. Funds temporarily held by the Trust are invested in interest bearing bank deposits, certificates of deposit, U.S. Treasury Bills or other government obligations.

          There has been no significant change in the principal operation or purpose of the Trust during the past fiscal year.

          During the past several years, the Securities and Exchange Commission (the "SEC") finalized rules implementing legislation concerning governance matters for publicly held entities that was passed as part of the Sarbanes-Oxley Act of 2002 ("SOX"). The Trust is complying with the requirements of the SEC and SOX and at this time the Trustees have chosen not to request any relief from those provisions based on the passive nature of the Trust and the fact that it conducts no active business. In that connection, the Trustees have directed that the additional statements and disclosures set forth or incorporated by reference in this Report, which the SEC requires of corporations, be made even though some of such statements and disclosures might not now or in the future be required to be made by the Trust.

          In addition, the New York Stock Exchange (the "NYSE"), where units of beneficial interest of the Trust are listed for trading, has adopted additional corporate governance rules as set forth in Section 303A of the NYSE Listed Company Manual. Most of the governance requirements promulgated by the NYSE are not applicable to the Trust which is a passive entity acting as a royalty trust and only holds overriding royalty rights. The Trust does not engage in any operating or active business. The Trustees have, however, chosen to constitute an Audit and a Compensation Committee.


     (b)  Financial Information about Industry Segments.
          ---------------------------------------------

          Since the Trust conducts no active business operations, an analysis by segments is accordingly not applicable to the Trust. To the extent that royalty income received by the Trust is attributable to sales of different products, to sales from different geographic areas or to sales by different operating companies, this information is set forth in Item 2 of this Report and the Exhibit described in that Item 2.


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

          As the holder of overriding royalty rights, the Trust has no legal ability, whether by contract or operation of law, to compel production. Moreover, if an operator should determine to terminate production in any concession or lease area and to surrender the concession or lease, the royalty rights for that area would thereby be terminated. Under certain royalty agreements, the operating companies are required to advise the Trust of any intention to surrender lease or concession rights. While the Trust itself is precluded from undertaking any production activities, possible residual rights might permit the Trust to take up a surrendered concession or lease and attempt to retain a third party operator to develop such concession or lease.

          In the last three years, when offered the opportunity to exercise residual rights at the time of abandonment of four minor non-productive leases, the Trust found that, due to the size of the leases, the lack of any current production or hydrocarbon potential and the lack of interest by alternate operating companies, it was appropriate to accede to the surrender of these leases.

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


     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
------------

        The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2006.

     (e) Executive Officers and Trustees of the Trust.
         --------------------------------------------

         As specified in the Trust Agreement, the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. Robert P. Adelman, who is 76 years old, was elected by the Trustees as Managing Trustee on November 1, 2006. Day-to-day matters are handled by the Managing Director, John R. Van Kirk. John R. Van Kirk, who is 54 years old, has held the position of Managing Director of the Trust since November 1990. John H. Van Kirk retired from the position of Managing Trustee effective October 31, 2006 and assumed the consulting position of Founding Trustee Emeritus. John H. Van Kirk is the father of John R. Van Kirk.

The Managing Director provides office space and services at cost to the Trust. In addition to the Managing Director, the Trust has one administrative employee in the United States. The Trust also maintains a part-time consultancy relationship with an expert in Germany from whom it receives reports on a regular basis. Because the Trust has only two employees, employee relations or labor contracts are not directly material to the business or income of the Trust. The Trustees have no specific information concerning employee relations of the operating companies.


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

Item 1A.  Risk Factors.
          ------------

          The results of operations and financial condition of the Trust are subject to various risks. Some of these risks are described below, and you should take such risks into account in evaluating the Trust or any investment decision involving the Trust. This section does not describe all risks that may be applicable to the Trust and it is intended only as a summary of certain material risk factors. More detailed information concerning the risk factors described below is contained in other sections of this Annual Report on Form 10-K.


The Trust does not conduct any active business activities or operations and
---------------------------------------------------------------------------
has no legal ability to compel production.
-----------------------------------------

          The Trust holds overriding royalty rights only. It is a passive entity and conducts no operations. It can exert no influence on the operating companies that conduct exploration, drilling, production and sales activities in the areas covered by the Trust's overriding royalty rights. Thus, the Trust has no means of ensuring continued income from overriding royalty rights. The failure of an operator to conduct its operations, discharge its obligations, deal with regulatory agencies or comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner could have an adverse effect on the net proceeds payable to the Trust. The Trust also has no right to remove or replace an operator.

          The current operating companies are under no obligation to continue operations on the royalty areas. The production and sale of proved producing reserves of natural gas, from which the Trust derives its royalties, reduces the amount of remaining reserves. If the operating companies do not perform additional development projects which replace at least a portion of the current production, the anticipated life of the Trust will not be extended and could be shortened. Absent further additions to the amount of proved producing reserves, production and sales will reach a point in the future where the level of sales will no longer be commercially viable and production will cease.


Trust reserve estimates depend on many assumptions that may prove to be
-----------------------------------------------------------------------
inaccurate, and these inaccuracies may cause errors in the reserve estimates.
----------------------------------------------------------------------------

          The value of Trust units may depend in part on the reserves attributable to the royalty areas. The calculations performed in the process of estimating proved producing reserves are inherently uncertain. The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment, and the assumptions used regarding the quantities of recoverable natural gas and the future prices of crude oil and natural gas. The Trust receives monthly and quarterly reports from the operating companies with respect to production and sales on either a well-by-well or a field-wide basis. The Trust also receives semi-annual reports from the operating companies with respect to current and planned drilling and exploration efforts. These reports are very limited in nature. The unified exploration and production venture, ExxonMobil Production Deutschland GmbH (EMPG), which provides these reports to the Trust, continues
                                  - 9 -

to limit the information flow to that which is required by German law, and the Trust has no legal or contractual right to compel the issuance of additional information. The Trust's inability to compel the delivery of detailed information with respect to individual wells increases the likelihood of inaccuracy in the petroleum engineering consultant's estimates of reserves.

          Actual production, revenues and expenditures by the operating companies for the royalty areas, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material.


Fluctuations in prices of gas and oil and the effect of these fluctuations on
-----------------------------------------------------------------------------
royalty income to the Trust cannot be accurately projected.
----------------------------------------------------------

          The Trust's distributions are highly dependent upon the prices realized from the sale of natural gas and a decrease in such prices could reduce the amount of cash distributions paid to unit owners.

          Oil and natural gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuations include, among others: (1) political conditions in major oil producing regions, especially in the Middle East;
(2) worldwide and German economic conditions; (3) weather conditions;
(4) the price of oil or natural gas imported into Germany; and (5) the level of consumer demand in Germany.

          When oil and natural gas prices decline, the Trust is affected in two ways. First, net income from the royalty areas is reduced. Second, exploration and development activity by the operating companies on the royalty areas may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future oil and natural gas price movements, and this, along with other factors, make future cash distributions to unit owners impossible to predict.


Changes in the value of the Euro have both an immediate and long term impact
----------------------------------------------------------------------------
on the Trust.
------------

          For unit owners, changes in the value of the Euro have both an immediate and long term impact. The immediate impact is from the exchange rate that is applied at the time the royalties paid to the Trust in Euros are converted into U.S. dollars at the time of their transfer from Germany to the United States. A higher exchange rate would yield more dollars and a lower exchange rate less dollars. The long term impact relates to the mechanism of gas pricing. Since oil on the international market is priced in dollars, a weaker Euro would mean that oil imported into Germany is more expensive.
A stronger Euro would mean that oil imported into Germany is less expensive. These changes in the price of oil in Germany are subsequently reflected in the price of light heating oil, which is used as a component in the calculation of gas prices in the contracts under which the gas is sold.
The changes in German domestic light heating oil prices are in turn reflected in gas prices with a built-in delay of three to six months.

Item 1B.  Unresolved Staff Comments.
          -------------------------

          None


Item 2.  Properties.
         ----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of ExxonMobil, or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group owns one-third of OEG. The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg and located in the federal state of Lower Saxony, is the major source of royalty income for the Trust. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each owns 50%, administers the concession held by OEG. In 2002, Mobil Erdgas and BEB formed EMPG to carry out all exploration, drilling and production activities. All sales activities are still handled by either Mobil Erdgas or BEB.

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under said agreement. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement due to the higher royalty rate specified by that agreement. The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received from the sale of sulfur under this agreement during fiscal 2006.

          Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs as reported for state royalty purposes are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust.

          The Trust also holds through Mobil Erdgas a 2% royalty interest in oil and gas sales from acreage in Bavaria, and a 0.2117% royalty under the net interest of the Bayerische Mineral Industries A.G. ("BMI"), a subsidiary of Mobil Erdgas, in concessions in Bavaria. The net interest of BMI ranges from 16-1/2 to 100% of the sales, depending on the geographic region or area.

Due to the absence of royalty income under these agreements, reserves from these areas in Bavaria are not included in reserve calculations for this report year. While both Mobil Erdgas and BMI have suspended production in their concessions in Bavaria, the concessions remain even though there are no current exploration or development activities in these areas. No royalties have been received under these concessions since 1996.

          In addition to the areas of Oldenburg and Bavaria, the Trust also holds overriding royalties at various rates on a number of leases of various sizes in other areas of northwest Germany. At the present time, all but one of these leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, reserves from this lease are not included in reserve calculations for this report year.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2006 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   30,523,382
Sulfur                                                   $      258,258
Oil                                                      $      297,482

                           BY GEOGRAPHIC AREA:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  25,687,690
Eastern Oldenburg                                        $   5,310,224
Non-Oldenburg Areas                                      $      81,208

                          BY OPERATING COMPANY:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                 $  22,069,442
BEB (under the OEG Agreement)                            $   9,009,680



          Exhibit 99.1 to this Report is a report entitled The Calculation of Cost Depletion Percentage for the 2006 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2006 (the "Cost Depletion Report").
The Cost Depletion Report, dated December 15, 2006, was prepared by
Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2006 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2006 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2006, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

          The primary purpose of the Cost Depletion Report is the preparation of the cost depletion percentage. The only information provided to the Trust that can be utilized in the calculation of the cost depletion percentage is current and historical production and sales of proved producing reserves. Pursuant to the arrangements under which the Trust holds royalty rights and due to the fact that the Trust is not considered an operating company within Germany, it has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised that publication of such information is not required under applicable law in Germany and that the royalty rights do not grant the Trust the right to require or compel the release of such information. Past efforts to obtain such information have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. While the limited information available to the Trust permits the calculation of the cost depletion percentage, it does not change the uncertainty with respect to the estimate of proved producing reserves. In addition, it is impossible for the Trust or its consultant to make estimates of proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas.

          The Trust has the authority to examine, but only for certain limited purposes, the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Davis Associates and the Trustees believe the use of the material available is appropriate and suitable for preparation of the cost depletion percentage and the estimates described in the Cost Depletion Report. Both the Trustees and Davis Associates believe this report and these estimates to be reasonable and appropriate but assume that these estimates may vary from statistical estimates which could be made if reservoir production information (of the kind normally available to domestic producing companies) were available. The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Cost Depletion Report.

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2006 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2006, 2005, 2004, 2003 and 2002 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.  Legal Proceedings.
         -----------------

         See Note 3 to the Financial Statements contained in Item 8 of this Report for further information.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

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

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2006 and 2005 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2006
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2006                     $25.25         $30.50      $0.85
April 30, 2006                       $26.85         $33.50      $0.88
July 31, 2006                        $31.25         $42.75      $0.77
October 31, 2006                     $31.03         $43.75      $0.78


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



          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Cost Depletion Report attached as

Exhibit 99.1. This report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in this report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2006 is 9.0126%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2006 calendar year are included on a special removable page in the 2006 Annual Report under "Note to Unit Owners." A separate letter containing the same information has been sent to all unit owners who were registered at any time during calendar 2006 and who are no longer registered owners as of the end of the calendar year. Additionally, the tax reporting information for 2006 is available on the Trust's website, www.neort.com.

          As of November 30, 2006, there were 1,174 unit owners of record.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust, as a matter of practice, does not make any repurchases of Trust units and did not make any repurchases of Trust units during fiscal 2006, 2005 or 2004.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2006
               ----------------------------------------------

                  2006         2005         2004         2003         2002
              -----------  -----------  -----------  -----------  -----------
German gas, sulfur
 and oil
 royalties
 received     $31,079,122  $21,085,039  $15,061,209  $18,169,035  $17,435,504
              ===========  ===========  ===========  ===========  ===========
Net Income on a
 cash basis   $30,258,944  $20,222,814  $14,307,658  $17,398,359  $16,885,776
              ===========  ===========  ===========  ===========  ===========
Net Income per unit
 on a cash
 basis (a)       $3.29        $2.20        $1.60        $1.95        $1.89
                 =====        =====        =====        =====        =====
Units of beneficial
 interest
 outstanding
 at end
 of year (a)   9,190,590    9,180,876    8,933,310    8,931,414    8,931,414


Cash distributions paid
 or to be paid:

 Dividends and distributions
   per unit paid
   to formerly
   unlocated
   unit owners     .02          .02          .01          .00          .00

 Distributions per
   unit paid or
   to be paid to
   unit owners    $3.28        $2.22        $1.59         $1.95        $1.89
                  =====        =====        =====         =====        =====
Total assets
 at year
 end          $7,204,251   $3,920,268    $3,014,387    $4,063,767   $3,458,578
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

Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         -------------------------

Executive Summary
-----------------

          The Trust is a passive fixed investment trust which holds overriding royalty rights, receives income under those rights from certain operating companies, pays its expenses and distributes the remaining net funds to its unit owners. The Trust does not engage in any business or extractive operations of any kind in the areas over which it holds royalty rights and is precluded from engaging in such activities by the Trust Agreement. There are no requirements, therefore, for capital resources with which to make capital expenditures or investments in order to continue the receipt of royalty revenues by the Trust.

          The properties of the Trust, which the Trust and the Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on the sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas or by OEG. In 2002, Mobil Erdgas and BEB formed a company EMPG to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provides approximately 98% of the total royalties. The amount of royalties paid to the Trust is based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and provides nearly 100% of all the royalties received by the Trust. The Oldenburg concession (1,398,000 acres) covers virtually the entire former state of Oldenburg and is located in the federal state of Lower Saxony.

          Under the Mobil Agreement covering the western part of the Oldenburg concession, the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate. Under the Mobil Agreement there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement due to the higher royalty rate specified by the agreement.

          Under the OEG Agreement covering the entire Oldenburg concession, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs. Under the OEG Agreement, 50% of the field handling, treatment and transportation costs as reported by OEG for state royalty purposes are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust.

          The gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. These contacts are reviewed periodically on behalf of the Trust by Ernst & Young AG to verify the correctness of application of the Agreement formulas for the computation of royalty payments.

          For unit owners, changes in the value of the Euro have both an immediate and long term impact. The immediate impact is from the exchange rate that is applied at the time the royalties paid to the Trust in Euros are converted into dollars at the time of their transfer from Germany to the United States. A higher exchange rate would yield more dollars and a lower exchange rate less dollars. The long term impact relates to the mechanism of gas pricing. Since oil on the international market is priced in dollars, a weaker Euro would mean that oil imported into Germany is more expensive.
A stronger Euro would mean that oil imported into Germany is less expensive. These changes in the price of oil in Germany are subsequently reflected in the price of light heating oil, which is used as a component in the calculation of gas prices in the contracts under which the gas is sold.
The changes in German domestic light heating oil prices are in turn reflected in gas prices with a built-in delay of three to six months.

          Seasonal demand factors affect the income from the Trust's royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are not material to the annual income received under the Trust's royalty rights.

          Historically, another requirement for funds by the Trust related to the occasional necessity of making lump sum payments of arrearages of dividends of a corporate predecessor and distributions previously declared by the Trust. The payment of such arrearages required a reduction in the amount of distributions which otherwise would be made on presently outstanding units. However, except for one claim begun before the cut-off date of June 30, 2005 and concluded during the first quarter of fiscal 2006, pursuant to the provisions of the order of the Delaware Court of Chancery of April 17, 1996, further liability for payment of dividends or distributions arrears has been eliminated. For further information on this contingent liability and the impact of the Delaware Court Order see Note 3 to Financial Statements in Item 8 of this Report.

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

          The relatively low level of administrative expenses of the Trust limits the effect of inflation on its financial prospects. Continued price inflation would be reflected in sales prices, which with sales volumes form the basis on which the royalties paid to the Trust are computed. The impact of inflation or deflation on energy prices in Germany is delayed by the use in certain long-term gas sales contracts of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.

          As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all of the funds on hand after provision is made for Trust expenses then anticipated.


Results:  Fiscal 2006 versus Fiscal 2005
----------------------------------------

          For fiscal 2006, the Trust's gross royalty income increased 47% to $31,079,122 from $21,085,039 in fiscal 2005. Increases in gas prices and gas sales offset the slight decline in average exchange rates and combined to increase the amount of royalty income, which resulted in the higher distributions.

          Under the Mobil Agreement, the higher royalty rate agreement with Mobil Erdgas covering western Oldenburg, gas sales increased 7.74% to 73.282 Billion cubic feet ("Bcf") in fiscal 2006 from 68.019 Bcf in fiscal 2005. Other than the current year's third quarter when the annual maintenance was conducted at the Grossenkneten desulfurization plant, each quarter's gas sales showed increases over the prior year's equivalent period. The contrast in gas sales for the third and fourth quarters in fiscal 2005 and 2006 reflects the shift in normal scheduling of maintenance at the desulfurization plant from the third quarter to the fourth quarter in fiscal 2005. The 2006 maintenance was conducted during the third quarter of fiscal 2006.

                  Quarterly and Yearly Gas Sales under the Mobil Agreement
                  --------------------------------------------------------
Fiscal Quarter  2006 Gas Sales(Bcf.)  2005 Gas Sales(Bcf.)  Percentage Changed
--------------  --------------------  --------------------  ------------------
First                 19.540                 17.333                 12.73%
Second                19.016                 17.639                  7.81%
Third                 17.613                 18.325                 -3.89%
Fourth                17.113                 14.722                 16.24%
Fiscal Year Total     73.282                 68.019                  7.74%

The overall increase in western gas sales can be explained at least partially by the full functioning of the compressors completed in early fiscal 2005 and the additional production from the western wells completed in the last two years.

          Average gas prices for gas sold from this royalty area increased 45.28% to 2.1178 Euro cents per kilowatt hour ("Ecents/Kwh") in fiscal 2006 from 1.4577 Ecents/Kwh in fiscal 2005. For fiscal 2006, the average gas price for each quarter posted an increase over the prior year's corresponding quarter. The run up in world oil prices during late 2005 and 2006 accounted for much of this increase.

                      Average Gas Prices under the Mobil Agreement
                      --------------------------------------------
                 2006 Gas Prices     2005 Gas Prices
Fiscal Quarter    (Ecents/Kwh)        (Ecents/Kwh)     Percentage Change
--------------   ---------------     ---------------   -----------------
First                2.0456              1.3010             57.23%
Second               2.2743              1.5258             49.06%
Third                2.0417              1.4738             38.54%
Fourth               2.1046              1.5397             36.69%
Fiscal Year Avg.     2.1178              1.4577             45.28%

Converting gas prices into more familiar terms using the average exchange rate yields a price of $7.50/Mcf, a 41.1% increase over fiscal 2005's average price of $5.31/Mcf. For fiscal 2006, the average value of the Euro based on the transfer of royalties received from western Oldenburg gas sales was $1.2313 down 3.0% from the average value of $1.2694 for fiscal 2005.

          Under the OEG Agreement, the lower royalty rate agreement with BEB covering the entire Oldenburg concession, gas sales increased 11.02% from
160.762 Bcf in fiscal 2005 to 178.472 Bcf in fiscal 2006. Current year quarterly gas sales showed increases for each quarter over the prior year's corresponding quarter. The contrast in gas sales for the third and fourth quarters in fiscal 2005 and 2006 reflects the shift in normal scheduling of maintenance at the desulfurization plant from the third quarter to the fourth quarter in fiscal 2005. The 2006 maintenance was conducted during the third quarter of fiscal 2006.

                   Quarterly and Yearly Gas Sales under the OEG Agreement
                   ------------------------------------------------------
Fiscal Quarter  2006 Gas Sales(Bcf.)   2005 Gas Sales(Bcf.) Percentage Changed
--------------  --------------------- --------------------- ------------------
First                 47.876                44.215               8.28%
Second                46.775                43.045               8.67%
Third                 42.563                41.909               1.56%
Fourth                41.258                31,593              30.59%
Fiscal Year Total    178.472               160.762              11.02%

          Average gas prices for gas sold from the entire Oldenburg concession increased 43.79% to 2.1961 Ecents/Kwh in fiscal 2006 from 1.5272 Ecents/Kwh in fiscal 2005. For fiscal 2006, the average gas price for each quarter posted an increase over the prior year's corresponding quarter.

                          Average Gas Prices under the OEG Agreement
                          ------------------------------------------
                  2006 Gas Prices     2005 Gas Prices
Fiscal Quarter      (Ecents/Kwh)        (Ecents/Kwh)    Percentage Change
--------------    ---------------     ---------------   -----------------
First                 2.1240              1.4169             49.91%
Second                2.3088              1.6018             44.13%
Third                 2.1900              1.5216             43.93%
Fourth                2.1582              1.5874             35.96%
Fiscal Year Avg.      2.1961              1.5272             43.79%

Converting gas prices into more familiar terms using the average exchange rate yields a price of $7.620/Mcf, a 40.1% increase over fiscal 2005's average price of $5.44/Mcf. For fiscal 2006, the average value of the Euro based on the transfer of royalties received from overall Oldenburg gas sales was $1.2362 down 2.5% from the average value of $1.2680 for fiscal 2005.

          Reflecting both greater sums available for investment and higher interest rates, interest income for fiscal 2006 was substantially higher increasing 176.3% to $164,021 for fiscal 2006 from $59,353 for fiscal 2005. Trust expenses increased 6.8% to $984,199 in fiscal 2006 from $921,578 in fiscal 2005. While most expense categories showed reductions, the change to new auditors (effective July 18, 2006) required additional review of financial results from the first two quarters, which added to total auditor fees. German legal fees increased as a result of inquiries into and evaluation of the Trust's interest in certain minor leases scheduled for abandonment by the operating companies. In addition, Trustee fees, which are calculated based upon a formula specified in the Trust Agreement, were higher due to the increase in gross royalty income.

          The operating companies provide reports to the Trust's German consultant detailing their plans for exploration and drilling for the upcoming calendar year and the results of that program for the current calendar year. The Trust's consultant has extracted the following information from those reports. EMPG has budgeted for the drilling of four new wells in 2007. Goldenstedt Z-7a will be the second well to explore the Carboniferous zone in eastern Oldenburg. Drilling is scheduled to start in January 2007. Varnhorn Z-7a will be the third well to explore the Carboniferous zone in eastern Oldenburg and will begin after the completion of Goldenstedt Z-7a. Hemmelte NW Z-1 is scheduled to begin drilling in the second half of 2007. This well is located in western Oldenburg and is intended to explore both the Bunter (sweet gas) zone and the Zechstein (sour gas) zone. Once gas testing of the shallower Bunter zone is completed, the well will continue to the deeper Zechstein zone and commence a horizontal deviation of 1,000 meters. Final depth is anticipated to be nearly 12,000 feet. Once additional seismic interpretation and mapping are completed, Quadmoor Z-5 will be drilled as a production well within an existing field in eastern Oldenburg.


Results:  Fiscal 2005 versus Fiscal 2004
----------------------------------------

          For fiscal 2005, the Trust's gross royalty income increased 40% to $21,085,069 from $15,061,209 in fiscal 2004. Increases in gas prices under both the higher and lower royalty rate agreements, higher gas sales from the higher royalty rate area of western Oldenburg and a higher average value for the Euro resulted in the higher royalty income and, as a result, higher distributions. The only negative factor impacting royalty income was lower gas sales from eastern Oldenburg.

          Under the Mobil Agreement, gas sales increased 6.61% to 68.019 Bcf in fiscal 2005 from 63.801 Bcf in fiscal 2004. Gas sales strengthened each quarter throughout fiscal 2005 until the final quarter when maintenance work at the desulfurization plant slowed production. The following table shows quarterly gas sales and the changes from the prior year's equivalent quarters.

                   Quarterly and Yearly Gas Sales under the Mobil Agreement
                   --------------------------------------------------------
Fiscal Quarter   2005 Gas Sales(Bcf.)  2004 Gas Sales(Bcf.)  Percentage Change
--------------   --------------------  --------------------  -----------------
First                   17.333                 18.417                -5.88%
Second                  17.639                 17.277                 2.10%
Third                   18.325                 15.159                20.88%
Fourth                  14.722                 12.948                13.70%
Fiscal Year Total       68.019                 63.801                 6.61%

          The Trust's management believes that this turnaround is at least partially the result of the new compressors that came on line in late 2004 and the new western wells completed in 2004. Average gas prices for Western Oldenburg increased 21.09% to 1.4577 Ecents/Kwh in fiscal 2005 from 1.2038 Ecents/Kwh in fiscal 2004. For fiscal 2005 as shown in the table below, the average gas price for each quarter posted an increase over the prior year's corresponding quarter.

                        Average Gas Prices under the Mobil Agreement
                        --------------------------------------------
                  2005 Gash Prices    2004 Gas Prices
Fiscal Quarter     (Ecents/Kwh)        (Ecents/Kwh)       Percentage Change
--------------    ----------------    ---------------     -----------------
First                 1.3010              1.1836                9.92%
Second                1.5258              1.2583               21.25%
Third                 1.4738              1.1276               30.70%
Fourth                1.5397              1.2491               23.27%
Fiscal Year Avg.      1.4577              1.2038               21.09%

          Under the OEG Agreement covering the entire Oldenburg concession, gas sales declined 3.39% to 160.762 Bcf in fiscal 2005 from 166.408 Bcf in fiscal 2004. The following table shows quarterly gas sales and the changes from the prior year's equivalent quarters.

                   Quarterly and Yearly Gas Sales under the OEG Agreement
                   ------------------------------------------------------
Fiscal Quarter   2005 Gas Sales(Bcf.)  2004 Gas Sales(Bcf.)  Percentage Change
--------------   --------------------  --------------------  -----------------
First                   44.215                 46.587                -5.09%
Second                  43.045                 45.347                -5.08%
Third                   41.909                 38.563                 8.68%
Fourth                  31.593                 35.911               -12.02%
Fiscal Year Total      160.762                166.408                -3.39%

Average gas prices for the entire Oldenburg concession increased 25.17% to
1.5272 Ecents/Kwh in fiscal 2005 from 1.2201 Ecents/Kwh in fiscal 2004. For fiscal 2005 as shown in the following table, the average gas price for each quarter posted an increase over the prior year's corresponding quarter.

                        Average Gas Prices under the OEG Agreement
                        ------------------------------------------
                  2005 Gash Prices    2004 Gas Prices
Fiscal Quarter     (Ecents/Kwh)        (Ecents/Kwh)       Percentage Change
--------------    ----------------    ---------------     -----------------
First                 1.4169              1.2120               16.91%
Second                1.6018              1.2646               26.67%
Third                 1.5216              1.1858               28.33%
Fourth                1.5874              1.2118               30.99%
Fiscal Year Avg.      1.5272              1.2201               25.17%

          From its high point in November 2004, the Euro steadily declined throughout fiscal 2005 in relation to the dollar. However, it was not until the final quarter of fiscal 2005 that the value of the Euro showed a decline in comparison to the prior year's equivalent quarter. Using the cumulative transfer of royalties from Germany to the U.S. to generate an average value for the Euro, there was a 3.6% increase in the average value to $1.2673 for fiscal 2005 from $1.2234 for fiscal 2004.

          Interest income for fiscal 2005 was higher due to the combination of rising interest rates and increased funds available for investment. Trust expenses increased 18.8% to $921,578 in fiscal 2005 from $775,521 in fiscal 2004. A number of expense items not part of the normal yearly Trust expenses were incurred in 2005. The expenses associated with the biennial examination of the operating companies in Germany to confirm the accuracy of the royalty payments added $25,874 to the expense total. Payment of a portion of the fees of the Trust's German consultant was made early in fiscal 2005, which added $50,664 to the expense total. The resolution of the Trust's contingent liability resulted in additional legal expenses compared to fiscal 2004.

          The operating companies provide reports to the Trust's German consultant detailing their plans for exploration and drilling for the upcoming calendar year and the results of that program for the current calendar year. The Trust's consultant has extracted the following information from those reports. The operating companies' expanded drilling program continued throughout 2005. Goldenstedt Z-12a was successfully completed in March 2005 with a horizontal deviation of 3,117 feet. After construction of production facilities was completed, production began in October 2005. Hemmelte Z-5a, a western well, was completed in mid June 2005 but due to geological constraints did not fully penetrate the total reservoir section as originally planned. This would appear to have had an impact on the well's productivity. However, following the completion of the production facilities, production began in October 2005. Doetlingen Ost Z-2, the first exploratory well in the Carboniferous zone, entered production in June 2006. While technically a success, wellhead pressure and flow rate was 50% of initial estimates. Oythe Z-3 was a new vertical well planned to replace Oythe Z-2, which suffered a casing collapse. Drilling began in September 2005 but significant technical difficulties forced the operators to plug the initial drilling with cement and re-drill. Now designated Oythe Z-3a, the well commenced production is June 2006. After an initial flow rate in line with expectations, the flow rate decreased during the following months. A well treatment is being considered. Drilling for Doetlingen Z-8a was completed in February 2006. However, the start of production in June 2006 produced only reservoir water. A revision of the geological model for that portion of the reservoir is being made

Critical Accounting Policies
----------------------------

          The financial statements, appearing subsequently in this Report, present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). Cash basis accounting is an accepted accounting method for royalty trusts such as the Trust. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The use of GAAP would require the Trust to accrue for expected royalty payments.This is exceedingly difficult since the Trust has very limited information on such payments until they are received. The Trust's cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. The one modification of the cash basis of accounting is that the Trust accrues for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust and presents to the unit owners a more accurate calculation of income and expenses for tax reporting purposes.


Off-Balance Sheet Arrangements
------------------------------

          The Trust has no off-balance sheet arrangements.


Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2006 other than the distribution announced on October 30, 2006 and payable to unit owners on November 29, 2006, as reflected in the statement of assets, liabilities and trust corpus.

                             Payments Due by Period
                             ----------------------

                                 Less than                          More than
                      Total       1 Year      1-3 Years  3-5 Years   5 Years
                    ----------  -----------   ---------  ---------  ---------
Cash distributions
payable to
unit owners         $7,168,660  $7,168,660      $---       $---       $---

                   -----------------------------------


          This Report on Form 10-K contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward looking statements. These include uncertainties concerning levels of gas production and gas sale prices, general economic conditions and currency exchange rates, as well as those factors set forth above under
Item 1A of this Report. Actual results and events may vary significantly from those discussed in the forward looking statements.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

          The Trust does not hedge against foreign exchange fluctuations. Standing instructions at the Trust's German bank require the bank to process transfers of royalty payments as soon as possible following their receipt. The Trust does not engage in any trading activities with respect to commodity price fluctuations.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Reports of Independent Registered Public Accounting Firms      F-1 - F-2

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2006 and 2005                  F-3

  Statements of Revenue Collected and Expenses Paid
    for the Years Ended October 31, 2006,
    2005 and 2004                                                 F-4

  Statements of Undistributed Earnings for the
    Years Ended October 31, 2006, 2005 and 2004                   F-5

  Statements of Changes in Cash and Cash Equivalents for
    the Years Ended October 31, 2006, 2005 and 2004               F-6

  Notes to Financial Statements                                F-7 - F-10

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------


To the Board of Trustees and Unit Owners of
     North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2006, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 1, these financial statements have been prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of North European Oil Royalty Trust at October 31, 2006, its revenue collected and expenses paid, its undistributed earnings and changes in its cash and cash equivalents for the year ended October 31, 2006, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North European Oil Royalty Trust's internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 20, 2006 expressed an unqualified opinion thereon.

Weiser LLP

New York, NY
December 20, 2006









                                    F-1

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

The Board of Trustees and Unit Owners of
   North European Oil Royalty Trust

We have audited the accompanying statement of assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust as of October 31, 2005, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for each of the two years in the period ended October 31, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, these financial statements have been prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust at October 31, 2005, its revenue collected and expenses paid, its undistributed earnings and changes in its cash and cash equivalents for each of the two years in the period ended October 31, 2005, on the basis of accounting described in
Note 1.


                                        /s/ Ernst & Young LLP

New York, NY
December 7, 2005















                                    F-2


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2006 AND 2005
                       -------------------------

                ASSETS                         2006          2005
                ------                     ------------  ------------

Current Assets
  Cash and cash equivalents (Note 1)        $7,204,250    $3,920,267



Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $7,204,251    $3,920,268
                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities
  Cash distributions payable
  to unit owners, paid
  November 2006 and 2005                    $7,168,660    $3,855,968


Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings                          35,590        64,299

                                           ------------  ------------
                                            $7,204,251    $3,920,268
                                           ============  ============














                       The accompanying notes are
             an integral part of these financial statements.

                                  F-3

                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
           FOR THE YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004
           ---------------------------------------------------


                                  2006          2005          2004
                              ------------  ------------   ------------
German gas, sulfur and
  oil royalties received      $31,079,122   $21,085,039    $15,061,209

Interest income                   164,021        59,353         21,970

Trust expenses                   (984,199)     (921,578)      (775,521)
                              ------------  ------------   ------------

Net income                    $30,258,944   $20,222,814    $14,307,658
                              ============  ============   ============


Net income per unit              $3.29          $2.20         $1.60
                                =======        =======       =======

Cash distributions paid
  or to be paid:

  Dividends and distributions
    per unit paid to formerly
    unlocated unit owners          .02           .02           .01

  Distributions per unit
    paid or to be paid to
    unit owners (Note 5)         $3.28          $2.22         $1.59
                                =======        =======       =======

















                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4


                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004
        ----------------------------------------------------------


                                  2006          2005          2004
                              ------------  ------------  ------------
Balance,
  beginning of year           $     64,299  $    66,394   $    44,630

Net income                      30,258,944   20,222,814    14,307,658
                              ------------  -----------   -----------
                                30,323,243   20,289,208    14,352,288

Less:

  Dividends and
    distributions paid
    to formerly unlocated
    unit owners (Note 3)           148,097      155,062       83,605

  Cash distributions paid
    or to be paid to unit
    owners (Note 5)             30,139,556   20,069,847    14,202,289
                               -----------  ------------  ------------


Balance, end of year           $    35,590   $   64,299   $    66,394
                               ============  ===========  ============





















                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
          FOR THE YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004
          ---------------------------------------------------


                                     2006          2005          2004
                                 ------------  ------------  ------------
Sources of cash and
  cash equivalents:

  German gas, sulfur and
    oil royalties received       $31,079,122   $21,085,039   $15,061,209

  Interest income                    164,021        59,353        21,970
                                 -----------   -----------   -----------
                                  31,243,143    21,144,392    15,083,179
Uses of cash and
  cash equivalents:

  Payment of Trust expenses          984,199       921,578       775,521

  Distributions and
    dividends paid (Note 3)       26,974,961    19,316,933    15,357,038
                                 -----------   -----------   -----------
                                  27,959,160    20,238,511    16,132,559
                                 -----------   -----------   -----------
Net increase (decrease)
  in cash and cash
  equivalents during the year      3,283,983       905,881    (1,049,380)

Cash and cash equivalents,
  beginning of year                3,920,267     3,014,386     4,063,766
                                 -----------   -----------   -----------
Cash and cash equivalents,
  end of year                     $7,204,250    $3,920,267    $3,014,386
                                 ===========   ===========   ===========














                       The accompanying notes are
             an integral part of these financial statements.

                                  F-6

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2006, 2005 AND 2004
                    -------------------------------


(1) Summary of significant accounting policies:
    ------------------------------------------

      Basis of accounting -
      ---------------------

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





                                   F-7

      Cash and cash equivalents -
      ---------------------------

      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U.S. Treasury bills with original maturities of three months or less from the date of purchase.

      Net income per unit on the cash basis -
      ---------------------------------------

      Net income per unit on the cash basis is based upon the number of units outstanding at the end of the period. As of October 31, 2006, 2005 and 2004, there were 9,190,590, 9,180,876 and 8,933,310 units of beneficial interest outstanding, respectively.

(2) Formation of the Trust:
    -----------------------

      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust, on behalf of the owners of beneficial interest in the Trust, holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of
      Germany.   These rights are held under contracts with local German
      exploration and development subsidiaries of ExxonMobil and the Royal Dutch/Shell Group. Under these contracts the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur.

(3) Contingent liability:
    ---------------------
      Since its inception in 1975, the Trust had served as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. Pursuant to an order of the Delaware Court of Chancery dated February 26, 1996 (the "Chancery Court Order"), from and after July 1, 2005, the Trust has no further obligation to make payments of dividends or distributions attributable to any unexchanged Corporate and Company shares.

      From the liquidation of the Company to October 31, 2005, 726,611 Trust units were issued in exchange for Corporate and Company shares and dividends of $357,035 and distributions of $4,472,371 were paid to formerly unlocated Corporation and Company shareholders. For the year ended October 31, 2006, 3,150 units of beneficial interest were issued in exchanges and $1,769 in dividends and $146,328 in distributions were paid to formerly unlocated Corporation and Company shareholders based upon a claim initiated prior to the July 1, 2005 expiration date.





                                    F-8

      Pursuant to the Chancery Court Order, the Trust escheated the final 6,564 units attributable to unexchanged Corporate and Company shares. Under the Chancery Court Order, no payment for arrearages was made for such units.



(4) Related Party Transaction:
    --------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. During fiscal 2006, the Trust reimbursed him a total of $21,871 for such office space and office services.











































                                    F-9


(5) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the years ended October 31, 2006 and 2005.

                              Fiscal 2006 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $8,184,669  $8,297,022  $7,312,458  $7,284,973   $31,079,122

Net income       7,944,609   8,062,442   7,140,701   7,111,192    30,258,944

Net income
  per unit             .87         .88         .78         .77          3.29

Cash distributions
  paid or
  to be paid     7,806,422   8,087,719   7,076,754   7,168,661    30,139,556
Dividends and
 distributions
 paid to formerly
 unlocated
 unit owners           .02         .00         .00         .00           .02
Distributions per
  unit paid or
  to be paid to
  unit owners          .85         .88         .77         .78          3.28

                              Fiscal 2005 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $5,154,811  $6,332,292  $5,419,524  $4,178,412   $21,085,039

Net income       4,835,114   6,137,395   5,219,675   4,030,630    20,222,814

Net income
  per unit             .54         .69         .57         .44          2.20

Cash distributions
  paid or
  to be paid     4,823,991   6,164,019   5,225,869   3,855,968    20,069,847
Dividends and
 distributions
 paid to formerly
 unlocated
 unit owners           .00         .00         .00         .02           .02
Distributions per
  unit paid or
  to be paid to
  unit owners          .54         .69         .57         .42          2.22


                                     F-10

Item 9.   Changes in and Disagreements with Accountants on Accounting
          -----------------------------------------------------------
          and Financial Disclosure.
          ------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Trust's management, which consists of the Managing Director, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the Trust's management in the reports that are filed or submitted under the Exchange Act.


Internal Control Over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control Over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by Public Company Accounting Oversight Board and in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2006. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 200 has been audited by Weiser LLP, the Trust's independent auditors, as stated in their report which appears below.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm
               On Internal Control over Financial Reporting

To the Board of Trustees and Unit Owners of
 North European Oil Royalty Trust


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that North European Oil Royalty Trust (the "Trust") maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that North European Oil Royalty Trust maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by COSO. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of October 31, 2006, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for the year ended October 31, 2006 of North European Oil Royalty Trust and our report dated December 20, 2006 expressed an unqualified opinion thereon.


Weiser LLP

New York, NY
December 20, 2006



          Part C.   Changes in Internal Control Over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          The identity, business experience, relationships, and other information about the Trustees as set forth under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 10, 2007, as filed with the Commission, are incorporated herein by reference in accordance with Instruction G(3) to Form 10-K. See "Executive Officers and Trustees of the Trust" under Item 1 of this Report for information concerning the executive officers and Trustees of the Trust.

          The information required by this item with respect to the Trust's audit committee, audit committee financial experts and Section 16(a) Beneficial Ownership Reporting Compliance is also set forth in the Registrant's definitive Proxy Statement, dated January 10, 2007, as filed with the Commission, which is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Code of Ethics
--------------

          The Trustees have adopted a Code of Conduct and Business Ethics (the "Code") for the Trust's trustees and employees, which at this time includes the Trustees, including the Managing Trustee, and the Managing Director. The Managing Director serves the roles of principal executive officer and principal financial and accounting officer. A copy of the Code is available without charge on request by writing to the Managing Director at the office of the Trust. The Code is also available at the Trust's web-site, www.neort.com.


          All trustees and employees of the Trust have signed a copy of the Code. No waivers or exceptions to the Code have been granted since the adoption of the Code. Any amendments or waivers to the Code will be disclosed in a Form 8-K filing of the Trust after such amendment or waiver.


Item 11. Executive Compensation.
         ----------------------

          The information about remuneration of the Trustees and Management as set forth under the caption "Management Compensation" in Registrant's definitive Proxy Statement, dated January 10, 2007, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information about security ownership of certain beneficial owners and management as set forth in the introduction to and under the caption "Election of Trustees" in Registrant's definitive Proxy Statement, dated January 10, 2007, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

          The Trust does not maintain any compensation plans under which units are authorized for issuance.


Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

          The information about certain relationships and related transactions as set forth under the captions "Election of Trustees" and "Management Compensation" in Registrant's definitive Proxy Statement, dated January 10, 2007, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.


Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information about fees billed by our independent auditors and our pre-approval policies with respect to non-audit services are set forth under the caption "Auditor Matters" in Registrant's definitive Proxy Statement, dated January 10, 2007, as filed with the Commission, is incorporated herein by reference in accordance with Instruction G(3) to Form 10-K.

                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Years
               Ended October 31, 2006, 2005 and 2004

               Reports of Independent Registered Public Accounting Firms

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2006 and 2005

               Statements of Revenue Collected and Expenses Paid for the Years Ended October 31, 2006, 2005 and 2004

               Statements of Undistributed Earnings for the Years
               Ended October 31, 2006, 2005 and 2004

               Statements of Changes in Cash and Cash Equivalents for the Years Ended October 31, 2006, 2005 and 2004

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 22, 2006                By:  /s/ John R. Van Kirk
                                             -------------------------
                                                 John R. Van Kirk,
                                                 Managing Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 22, 2006             /s/ Robert P. Adelman
                                     --------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 22, 2006             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 22, 2006             /s/ Lawrence A. Kobrin
                                     --------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 22, 2006             /s/ Willard B. Taylor
                                     --------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 22, 2006             /s/ Rosalie J. Wolf
                                     --------------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 22, 2006             /s/ John R. Van Kirk
                                     --------------------------------
                                         John R. Van Kirk, Managing Director

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

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            45
          Financial Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  47
          Chief Financial Officers pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  The Calculation of Cost Depletion Percentage                  48
         for the 2006 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2006 prepared by Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).