Form 10-Q
period 2007-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2007-02-28
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2007    or
                                ------------------

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


Class                                     Outstanding at January 31, 2007
----------------------------              -------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2007 AND OCTOBER 31, 2006
                      -------------------------------------
                                                2007                2006
                                         -----------------   ----------------
                                            (unaudited)
Current assets - - Cash and
  cash equivalents (Note 1)                 $ 8,295,776          $ 7,204,250


Producing gas and oil royalty rights                  1                    1
                                            ------------         ------------
Total Assets                                $ 8,295,777          $ 7,204,251
                                            ============         ============

Current liabilities - - Cash distributions
payable to unit owners                      $ 8,179,625          $ 7,168,660

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          116,151               35,590
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 8,295,777          $ 7,204,251
                                            ============         ============























                The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006
             ----------------------------------------------------
                                                2007                2006
                                         -----------------   ----------------
                                                      (unaudited)
German gas, sulfur and oil
  royalties received                        $ 8,483,387          $ 8,184,669
                                            ------------         ------------
Interest income                                  53,693               22,033
                                            ------------         ------------
Trust expenses                              (   276,894)         (   262,093)
                                            ------------         ------------
  Net income                                $ 8,260,186          $ 7,944,609
                                            ============         ============

Net income per unit                            $ .90                $ .87
                                               ======               ======
Cash distributions paid or to be paid:

  Dividends and distributions per unit
  paid to formerly unlocated
  unit owners (Note 3)                         $ .00                $ .02
                                               ======               ======
  Distributions per unit paid or
  to be paid to unit owners                    $ .89                $ .85
                                               ======               ======



























                 The accompanying notes are an integral part
                       of these financial statements.

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006
                -------------------------------------------------
                                                2007                2006
                                         -----------------   ----------------
                                                      (unaudited)

Balance, beginning of period                $    35,590          $    64,299

Net income                                    8,260,186            7,944,609
                                            ------------         ------------
                                              8,295,776            8,008,908
                                            ------------         ------------
Less:
  Dividends and distributions paid to
  formerly unlocated unit owners (Note 3)             0              148,097

  Current year distributions paid or
  to be paid to unit owners                   8,179,625            7,806,422
                                            ------------         ------------
                                              8,179,625            7,954,519
                                            ------------         ------------
Balance, end of period                      $   116,151          $    54,389
                                            ============         ============






























                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006
                -------------------------------------------------
                                                2007                2006
                                          -----------------   ---------------
                                                      (unaudited)

Sources of cash and cash equivalents:

  German gas, sulfur and oil royalties      $ 8,483,387          $ 8,184,669

  Interest income                                53,693               22,033
                                            ------------         ------------
                                              8,537,080            8,206,702
                                            ------------         ------------
Uses of cash and cash equivalents:

  Payment of Trust expenses                     276,894              262,093

  Distributions and dividends paid (Note 3)   7,168,660            4,004,065
                                            ------------         ------------
                                              7,445,554            4,266,158
                                            ------------         ------------
Net increase (decrease) in cash and
  cash equivalents during the period          1,091,526            3,940,544

Cash and cash equivalents,
  beginning of period                         7,204,250            3,920,267
                                            ------------         ------------
Cash and cash equivalents, end of period    $ 8,295,776          $ 7,860,811
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

    Net income per unit -
    ---------------------
      Net income per unit is based upon the number of units outstanding at the end of the period. As of January 31, 2007 and 2006, there were 9,190,590 and 9,184,026 units of beneficial interest outstanding, respectively.

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

(3) Contingent liability:
    ---------------------
      Since its inception in 1975, the Trust had served as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. Pursuant to an order of the Delaware Court of Chancery dated February 26, 1996, from and after July 1, 2005, the Trust has no further obligation to make payments of dividends or distributions attributable to any unexchanged Corporate and Company shares.

      From the liquidation of the Company to October 31, 2006, 729,761 Trust units were issued in exchange for Corporate or Company shares and dividends of $358,804 and distributions of $4,618,699 were paid to formerly unlocated Corporation and Company shareholders. With the escheat of the last Trust units attributable to unexchanged Corporation and Company shares completed in April 2006, all Trust units, including those issuable in exchange for Corporation and Company shares, have been issued.

(4) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $7,629 in the first quarter of fiscal 2007and $6,760 in the first quarter of fiscal 2006.

      As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For the first quarter of fiscal 2007, the Trust paid Cahill Gordon & Reindel LLP $31,875 for legal services.

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

         The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp. ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). In 2002 Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

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

         Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under this agreement. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement due to the higher royalty rate specified by that agreement.

         Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust.

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

         For unit owners, changes in the value of the Euro have both an immediate and long term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into dollars at the time of their transfer from Germany to the United States. A higher exchange rate would yield more dollars and a lower exchange rate fewer dollars. The long term impact relates to the mechanism of gas pricing. Since oil on the international market is priced in dollars, a weaker Euro would mean that oil imported into Germany is more expensive.
A stronger Euro would mean that oil imported into Germany is less expensive. These changes in the price of oil in Germany are subsequently reflected in the price of light heating oil, which is used as a component in the calculation of gas prices in the contracts under which the gas is sold.
The changes in German domestic light heating oil prices are in turn reflected in gas prices with a built-in delay of three to six months.

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

Results: First Quarter Fiscal 2007 and 2006
-------------------------------------------

         Net Trust income for the first quarter of fiscal 2007 was $8,260,186 as compared to $7,944,609 for the first quarter of fiscal 2006. This level of income permitted a distribution of 89 cents per unit which was paid on February 28, 2007 to owners of record as of February 13, 2007. Gross royalty income of $8,483,387 for the quarter ended January 31, 2007 increased by 3.6% from gross royalty income of $8,184,669 received during last year's equivalent period. This royalty income was based on sales of gas, oil and sulfur from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2006.

         In comparison to the first quarter of fiscal 2006, the combination of higher gas prices and the lower volumes of gas sales largely offset each other and royalties calculated in Euros were flat. The increase in the average exchange rates from prior year levels boosted the level of royalty income in dollars along with the subsequent distribution. For the quarter just ended the average price of gas sold under the Mobil Agreement increased 10.84% to 2.2673 Euro cents/Kwh ("Ecents/Kwh") from 2.0456 Ecents/Kwh in the first quarter of fiscal 2006. For the same period, the average price of gas sold under the OEG Agreement increased 13.08% to 2.4017 Ecents/Kwh from
2.1240 Ecents/Kwh. For the quarter just ended, gas sales under the Mobil Agreement decreased by 10.38% to 17.512 billion cubic feet ("Bcf") from 19.54 Bcf in the first quarter of fiscal 2006. In a corresponding comparison, overall gas sales covered under the OEG Agreement decreased by 12.32% to
41.976 Bcf from 47.876 Bcf in the first quarter of fiscal 2006.

         Based on the conversion and transfer of the royalties paid during the quarter under both the Mobil and OEG Agreements, the average values of the Euro increased 9.38% and 7.65% to dollar equivalent values of $1.3058 and $1.3044, respectively. If we apply this weighted average value to the average price of gas during the quarter just ended, we can convert the average gas prices into more familiar terms. For the first quarter of fiscal 2007 the average gas prices for gas sold under both the Mobil and OEG Agreements were $8.51/Mcf and $8.80/Mcf respectively. The corresponding prices for the first quarter of fiscal 2006 were $7.02/Mcf and $7.23/Mcf respectively.

         Trust expenses for the first quarter of fiscal 2007 were $276,894, an increase of $14,801 or 5.6% from the prior year. Trustees' fees, as specified in the Trust Agreement, are calculated under a formula using royalty income as its basis. Trustees' fees paid in the first quarter of fiscal 2007 are based on royalty income for the fourth quarter of fiscal 2006, which was higher than royalty income for the fourth quarter of fiscal 2005.

         Interest income increased, reflecting both the expanded funds available for investment and the higher interest rates on those funds.

         The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2007 compared to that at fiscal year end
(October 31, 2006) shows an increase in assets due to higher royalty receipts during the quarter.

                   -----------------------------------

         This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward looking statements. These include uncertainties concerning levels of gas production and gas prices, general economic conditions and currency exchange rates and the risks described in Item 1A, "Risk Factors," in the Trust's Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Actual results and events may vary significantly from those discussed in the forward looking statements.



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

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                      PART II -- OTHER INFORMATION
                      ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         The Annual Meeting of Unit Owners was held on February 12, 2007. The following persons were elected as Trustees of the Trust to serve until the next Annual Meeting of Unit Owners:

          Robert P. Adelman (7,889,951 votes for; 144,198 withheld) Samuel M. Eisenstat (7,981,503 votes for; 52,646 withheld)
          Lawrence A. Kobrin   (7,952,165 votes for;  81,984 withheld)
          Willard B. Taylor    (7,959,366 votes for;  74,783 withheld)
          Rosalie J. Wolf      (7,976,794 votes for;  57,355 withheld)



Item 6.   Exhibits.
          --------



             Exhibit 31.  Certification of Chief Executive Officer
                          Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: February 28, 2007