Form 10-Q
period 2007-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2007-05-31
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2007    or

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


Class                                     Outstanding at April 30, 2007
----------------------------              ------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      April 30, 2007 AND OCTOBER 31, 2006
                      -----------------------------------

                                                2007                2006
                                         -----------------   ----------------
                                            (unaudited)
Current assets - - Cash and
  cash equivalents (Note 1)                 $ 7,449,592          $ 7,204,250

Producing gas and oil royalty rights,
  net of amortization (Notes 1 and 2)                 1                    1
                                            ------------         ------------
Total Assets                                $ 7,449,593          $ 7,204,251
                                            ============         ============

Current liabilities - - Cash distributions
payable to unit owners                      $ 7,352,472          $ 7,168,660

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           97,120               35,590
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 7,449,593          $ 7,204,251
                                            ============         ============






















                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006
             --------------------------------------------------

                                                2007                2006
                                         -----------------   ----------------
                                                      (unaudited)
German gas, oil and sulfur
  royalties received                        $ 7,544,543          $ 8,297,022
                                            ------------         ------------
Interest income                                  57,210               32,663
                                            ------------         ------------
Trust expenses                              (   268,312)         (   237,243)
                                            ------------         ------------
  Net income                                $ 7,333,441          $ 8,062,442
                                            ============         ============

Net income per unit                            $ .80                $ .88
                                               ======               ======
Cash distributions paid or to be paid:

  Dividends and distributions per unit paid
  to formerly unlocated unit owners (Note 3)   $ .00                $ .00
                                               ======               ======
  Distributions per unit paid or
  to be paid to unit owners                    $ .80                $ .88
                                               ======               ======



























                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006
               -------------------------------------------------

                                                2007                2006
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
  royalties received                        $16,027,930          $16,481,691
                                            ------------         ------------
Interest income                                 110,903               54,696
                                            ------------         ------------
Trust expenses                              (   545,206)         (   529,336)
                                            ------------         ------------
     Net income                             $15,593,627          $16,007,051
                                            ============         ============

Net income per unit                            $1.70                $1.74
                                               ======               ======
Cash distributions paid or to be paid:

  Dividends and distributions per unit paid
  to former unlocated unit owners (Note 3)     $ .00                $ .02
                                               ======               ======
  Distributions per unit paid or
  to be paid to unit owners                    $1.69                $1.73
                                               ======               ======



























                 The accompanying notes are an integral part
                       of these financial statements.

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 31, 2007 AND 2006
                ------------------------------------------------

                                                2007                2006
                                         -----------------   ----------------
                                                      (unaudited)

Balance, beginning of period                $    35,590          $    64,299

Net income                                   15,593,627           16,007,051
                                            ------------         ------------
                                             15,629,217           16,071,350
                                            ------------         ------------
Less:

  Dividends and distributions paid to
  formerly unlocated unit owners (Note 3)             0              148,097

  Current year distributions paid or
  to be paid to unit owners (Note 3)         15,532,097           15,894,141
                                            ------------         ------------
                                             15,532,097           16,042,238
                                            ------------         ------------
Balance, end of period                      $    97,120          $    29,112
                                            ============         ============




























                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 31, 2007 AND 2006
                ------------------------------------------------

                                                2007                2006
                                          -----------------   ---------------
                                                      (unaudited)
Sources of cash and cash equivalents:

  German gas, oil and sulfur royalties      $16,027,930          $16,481,691

  Interest income                               110,903               54,696
                                            ------------         ------------
                                             16,138,833           16,536,387
                                            ------------         ------------
Uses of cash and cash equivalents:

  Payment of Trust expenses                     545,206              529,336

  Distributions and dividends paid (Note 3)  15,348,285           11,810,487
                                            ------------         ------------
                                             15,893,491           12,339,823
                                            ------------         ------------
Net increase (decrease) in cash and
  cash equivalents during the period            245,342            4,196,564

Cash and cash equivalents,
  beginning of period                         7,204,250            3,920,267
                                            ------------         ------------
Cash and cash equivalents, end of period    $ 7,449,592          $ 8,116,831
                                            ============         ============























                 The accompanying notes are an integral part
                       of these financial statements

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)

(1) Summary of significant accounting policies:
    ------------------------------------------

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


    Producing gas and oil royalty rights -
    ------------------------------------
      The rights to certain gas and oil royalties in Germany were transferred to the Trust at their net book value by North European Oil Company (the "Company") (see Note 2). The net book value of the royalty rights has been reduced to one dollar ($1) in view of the fact that the remaining net book value of royalty rights is de minimis relative to annual royalties received and distributed by the Trust and does not bear any meaningful relationship to the fair value of such rights or the actual amount of proved producing reserves

    Federal income taxes -
    --------------------
      The Trust, as a grantor trust, is exempt from Federal income taxes under a private letter ruling issued by the Internal Revenue Service.

    Cash and cash equivalents -
    -------------------------
      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of three months or less.

    Net income per unit -
    -------------------
      Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2007 and 2006, there were 9,190,590 units of beneficial interest outstanding.

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


(4) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $3,134 and $4,862 in the second quarter of fiscal 2007 and 2006, respectively. For such office space and services, the Trust reimbursed the Managing Director $10,763 and $11,621 in the first six months of fiscal 2007 and 2006, respectively.

      As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For the second quarter of fiscal 2007, the Trust paid Cahill Gordon & Reindel LLP $8,732 for legal services. For the first six months of fiscal 2007, the Trust paid Cahill Gordon & Reindel LLP $40,607 for legal services.

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

     The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provides approximately 98% of the total royalties. The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and provides nearly 100% of all the royalties received by the Trust. The Oldenburg concession (1,398,000 acres) covers virtually the entire former Principality of Oldenburg and is located in the federal state of Lower Saxony.

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

     The gas is sold to various distributors under long-term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. These contacts are reviewed periodically on behalf of the Trust by Ernst & Young AG to verify the correctness of application of the Agreement formulas for the computation of royalty payments.

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

Results: Second Quarter of Fiscal 2007 Versus Second Quarter of Fiscal 2006
---------------------------------------------------------------------------

     For the second quarter of fiscal 2007, the Trust's net income was $7,333,441, a decrease of 9.04% from the net income of $8,062,442 for the second quarter of fiscal 2006. This income was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2007. A distribution of 80 cents per unit was paid on May 30, 2007 to owners of record as of May 11, 2007.

     The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. For the second quarter of fiscal 2007 a combination of lower gas prices and lower gas sales under both the Mobil and the OEG Agreements more than offset the increase in average exchange rates and resulted in the reduced net income.

     For the quarter just ended, under the Mobil Agreement gas sales decreased 9.95% to 17.125 billion cubic feet ("Bcf") from 19.016 Bcf in the
second quarter of fiscal 2006.   For the quarter just ended, the average
price of gas sold under the Mobil Agreement decreased 12.28% to 1.9950 Eurocents/Kwh ("Ecents/Kwh") from 2.2743 Ecents/Kwh in the second quarter of fiscal 2006. Based on the transfer from Germany of royalties received under the Mobil Agreement, the average value of the Euro for the quarter just ended increased 10.12% to a dollar equivalent of $1.3321 from $1.2097 for the second quarter of fiscal 2006. Converting the average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreement of $7.64 per thousand cubic feet ("Mcf") compared to $7.91/Mcf for the second quarter of fiscal 2006.

     For the quarter just ended, under the OEG Agreement gas sales decreased 13.38% to 40.518 Bcf from 46.775 Bcf in the second quarter of fiscal 2006. For the quarter just ended, the average price of gas sold under the OEG Agreement decreased 0.22% to 2.3038 Ecents/Kwh from 2.3088 Ecents/Kwh in the second quarter of fiscal 2006. Based on the transfer from Germany of royalties received under the OEG Agreement, the average value of the Euro for the quarter just ended increased 9.82% to a dollar equivalent of $1.3297 from $1.2108 for the second quarter of fiscal 2006. Converting the average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreement of $8.60/Mcf compared to $7.84/Mcf for the second quarter of fiscal 2006.

     Interest income was higher reflecting the increased funds available for investment and the increase in interest rates applicable during the period. For the quarter just ended, Trust interest income increased 75.15% to $57,210 from $32,663 in the second quarter of fiscal 2006. Trust expenses for the second quarter of fiscal 2007 were virtually unchanged.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2007, compared to that at fiscal year end (October 31, 2006), shows an increase in assets due to the higher royalty receipts during the quarter.

Results: First Six Months of Fiscal 2007 Versus First Six Months of Fiscal
--------------------------------------------------------------------------
2006
----

     For the six month period, the Trust's net income was $15,593,627, a decrease of 2.58% from the net income of $16,007,051 for last year's equivalent period. This income was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2006 and the first calendar quarter of 2007. For the six month period ended April 30, 2007 total distributions were equal to $1.69 per unit compared to total distributions of $1.73 for the first six months of fiscal 2006.

     For the six months just ended, under the Mobil Agreement gas sales decreased 10.17% to 34.637 Bcf from 38.556 Bcf in the first six months of
fiscal 2006.   For the six months just ended, the average price of gas sold under the Mobil Agreement decreased 1.19% to 2.1327 Ecents/Kwh from 2.1584 Ecents/Kwh in the first six months of fiscal 2006. Based on the transfer from Germany of royalties received under the Mobil Agreement, the average value of the Euro for the six months just ended increased 9.64% to a dollar equivalent of $1.3180 from $1.2021 for the first six months of fiscal 2006. Converting the average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreements of $8.08/Mcf compared to $7.46/Mcf for the first six months of fiscal 2006.

     For the six months just ended, under the OEG Agreement gas sales decreased 12.85% to 82.493 Bcf from 94.651 Bcf in the first six months of
fiscal 2006.   For the six months just ended, the average price of gas sold under the OEG Agreement increased 6.25% to 2.3536 Ecents/Kwh from 2.2153 Ecents/Kwh in the first six months of fiscal 2006. Based on the transfer from Germany of royalties received under the OEG Agreement, the average value of the Euro for the quarter just ended increased 8.70% to a dollar equivalent of $1.3166 from $1.2112 for the first six months of fiscal 2006. Converting the average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreement of $8.70/Mcf compared to $7.53/Mcf for the first six months of fiscal 2006.

     Interest income was higher reflecting the increased funds available for investment and the increase in interest rates applicable during the period. Interest income for the six month period increased 102.76% to $110,903 from $54,696 in the second quarter of fiscal 2006. Trust expenses for the six month period increased 2.99% or $15,870 to $545,206 in comparison to the prior year's equivalent period.

Report on Drilling and Geophysical Work
---------------------------------------

     The Trust's German consultant, Alfred Stachel, met with representatives of the operating companies recently to inquire about planned and proposed drilling and geophysical work for 2007 and 2008 and other general matters. The following is a summary of Mr. Stachel's account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, the operating companies are not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

     The operating companies reported to Mr. Stachel that the drilling program is being continued with two wells (both located in eastern Oldenburg) planned for calendar 2007. Goldenstedt Z-7a, a horizontal deviation, will begin drilling in May 2007 as the second well intended to exploit the tight Carboniferous gas zone. The first well to exploit the Carboniferous zone using a horizontal deviation was Doetlingen Ost Z-2, which began production in 2006. The Carboniferous zone is a sweet gas zone located below the Zechstein (sour gas) zone. Using an existing borehole, the horizontal deviation is planned to penetrate the gas bearing zone along a length of 3,940 feet. The gas bearing reservoir's vertical thickness is believed to be approximately 820 feet. Seven individual hydraulic fracturing treatments are planned along the horizontal length. Estimated production startup is in the first half of 2008. Following the completion of the drilling of Goldenstedt Z-7a the drilling rig will be moved to the second well, Varnhorn Z-7a, which is scheduled to further explore the Carboniferous zone. Working from an existing borehole, the horizontal deviation is planned to penetrate the gas bearing zone along a length of 4,920 feet. The gas bearing reservoir's vertical thickness is believed to be approximately 328 feet. Six individual hydraulic fracturing treatments are planned along the horizontal length. Estimated production startup is in the second half of 2008.

     The processing and interpretation of earlier seismic work covering the Quadmoor, Rechterfeld, Sagermeer, Goldenstedt, Visbek and Oythe fields has and will be continuing. This work provides detailed information regarding depth and location of potential gas bearing structures and provides insight into how best to develop the available reserves within these fields through further drilling, including infill, exploratory and horizontal. Preliminary well planning based on the information developed has begun for four drilling projects scheduled for beyond 2007. Hemmelte NW Z-1, an exploratory well, is the only well planned for the western half of Oldenburg. This well is scheduled to exploit two gas bearing zones, the Bunter sweet gas zone and the Zechstein sour gas zone. Quadmoor Z-5 is an infill well intended to exploit the sour gas bearing Zechstein zone within an existing field and increase overall field recovery. Goldenstedt Z-23a, a horizontal deviation, will be the fourth well to exploit the Carboniferous zone. The final well, Cappeln Z-6, is scheduled to exploit a separate geological block of the Carboniferous zone. No start times for these future drilling projects have been announced.

     According to the long term inspection and maintenance schedule, there is no maintenance work scheduled for the Grossenkneten desulfurization plant during 2007. The new compressor units completed in the fall of 2004 continue to contribute to gas production levels without any major problems.


                   -----------------------------------

     This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward looking statements. These include uncertainties concerning levels of gas production and gas prices, general economic conditions and currency exchange rates and the risks described in Item 1A, "Risk Factors," in the Trust's Annual Report on 10-K for the fiscal year ended October 31, 2006. Actual results and events may vary significantly from those discussed in the forward looking statements.

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


Item 4.  Controls and Procedures.
         -----------------------

     The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2007.
Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2007.

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.




                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 5.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

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

Item 6.   Exhibits.
          --------

     (a)  Exhibits.

             Exhibit 31. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Dated: May 31, 2007