Form 10-Q
period 2007-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2007-08-31
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2007    or

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


Class                                     Outstanding at July 31, 2007
----------------------------              ------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2007 AND OCTOBER 31, 2006
                      ----------------------------------

                                                2007                2006
                                         -----------------   ----------------
                                            (unaudited)
Current assets - - Cash and
  cash equivalents (Note 1)                 $ 5,361,626          $ 7,204,250

Producing gas and oil royalty rights,
  net of amortization (Notes 1 and 2)                 1                    1
                                            ------------         ------------
Total Assets                                $ 5,361,627          $ 7,204,251
                                            ============         ============


Current liabilities - - Cash
distributions payable to unit owners        $ 5,330,542          $ 7,168,660

Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           31,084               35,590
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 5,361,627          $ 7,204,251
                                            ============         ============




















                The accompanying notes are an integral part
                      to these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006
             -------------------------------------------------

                                                2007                2006
                                         -----------------   ----------------
                                                      (unaudited)
German gas, oil and sulfur
  royalties received                        $ 5,402,889          $ 7,312,458
                                            ------------         ------------
Interest income                                  57,459               53,882
                                            ------------         ------------
Trust expenses                                 (195,843)            (225,639)
                                            ------------         ------------
  Net income                                $ 5,264,505          $ 7,140,701
                                            ============         ============


Net income per unit                            $ .57                $ .78
                                               ======               ======
Cash distributions paid or to be paid:

  Dividends and distributions per unit
  paid to formerly unlocated
  shareholders (Note 3)                        $ .00                $ .00
                                               ======               ======
  Distributions per unit paid or
  to be paid to unit owners                    $ .58                $ .77
                                               ======               ======

























                The accompanying notes are an integral part
                      to these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006
               --------------------------------------------------

                                                2007                2006
                                         -----------------   -----------------
                                                      (unaudited)
German gas, oil and sulfur
  royalties received                        $21,430,819          $23,794,149
                                            ------------         ------------
Interest income                                 168,362              108,578
                                            ------------         ------------
Trust expenses                                 (741,048)            (754,975)
                                            ------------         ------------
     Net income                             $20,858,133          $23,147,752
                                            ============         ============


Net income per unit                            $2.27                $2.52
                                               ======               ======
Cash distributions paid or to be paid:

  Dividends and distributions per unit
  paid to former unlocated
  shareholders (Note 3)                        $ .00                $ .02
                                               ======               ======
  Distributions per unit paid or
  to be paid to unit owners                    $2.27                $2.50
                                               ======               ======

























                The accompanying notes are an integral part
                      to these financial statements.

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006
                ------------------------------------------------

                                                2007                2006
                                         -----------------   ----------------
                                                      (unaudited)

Balance, beginning of period                $    35,590          $    64,299

Net income                                   20,858,133           23,147,752
                                            ------------         ------------
                                             20,893,723           23,212,051
                                            ------------         ------------
Less:
  Dividends and distributions paid
  to formerly unlocated
  shareholders (Note 3)                               0              148,097

  Current year distributions paid or
  to be paid to unit owners (Note 3)         20,862,639           22,970,896
                                            ------------         ------------
                                             20,862,639           23,118,993
                                            ------------         ------------
Balance, end of period                      $    31,084          $    93,058
                                            ============         ============




























                The accompanying notes are an integral part
                      to these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006
                ------------------------------------------------

                                                2007                2006
                                          -----------------   ---------------
                                                      (unaudited)
Sources of cash and cash equivalents:

  German gas, oil and sulfur royalties      $21,430,819          $23,794,149

  Interest income                               168,362              108,578
                                            ------------         ------------
                                             21,599,181           23,902,727
                                            ------------         ------------
Uses of cash and cash equivalents:

  Payment of Trust expenses                     741,048              754,975

  Distributions and dividends
  paid (Note 3)                              22,700,757           19,898,207
                                            ------------         ------------
                                             23,441,805           20,653,182
                                            ------------         ------------
Net increase (decrease) in cash and
  cash equivalents during the period         (1,842,624)           3,249,545

Cash and cash equivalents,
  beginning of period                         7,204,250            3,920,267
                                            ------------         ------------
Cash and cash equivalents, end of period    $ 5,361,626          $ 7,169,812
                                            ============         ============





















                The accompanying notes are an integral part
                      to these financial statements.

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

                               (Unaudited)
                               -----------

(1) Summary of significant accounting policies:
    ------------------------------------------

    Basis of accounting -
    -------------------
      The accompanying financial statements of North European Oil Royalty
       Trust the "Trust") present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). Cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The modified cash basis of accounting is utilized to permit the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis of accounting provides a more meaningful presentation to unit owners of the results of operations of the Trust. to unit owners of the results of operations of the Trust.


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

    Net income per unit -
    -------------------
      Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2007 and 2006, there were 9,190,590 units of beneficial interest outstanding.

(2) Formation of the Trust:
    -----------------------
      The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust, on behalf of the owners of beneficial interest in the Trust, holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. and the Royal Dutch/Shell Group of Companies. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, condensate and sulfur.

(3) Contingent liability:
    ---------------------
      Since its inception in 1975, the Trust had served as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and North European Oil Company, corporate predecessors of the Trust. Pursuant to an order of the Delaware Court of Chancery dated February 26, 1996, from and after July 1, 2005, the Trust has no further obligation to make payments of dividends or distributions attributable to any unexchanged Corporation and Company shares.

      From the liquidation of the Company to October 31, 2006, 729,761 Trust units were issued in exchange for Corporation or Company shares and dividends of $358,804 and distributions of $4,618,699 were paid to formerly unlocated Corporation and Company shareholders. With the escheat of the last Trust units attributable to unexchanged Corporation and Company shares completed in April 2006, all Trust units, including those issuable in exchange for Corporation and Company shares, have been issued.

(4) Related party transactions:
    ---------------------------
      John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $6,985 and $4,539 in the third quarter of fiscal 2007 and 2006, respectively. For such office space and services, the Trust reimbursed the Managing Director $17,748 and $16,160 in the first nine months of fiscal 2007 and 2006, respectively.

      As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For the third quarter of fiscal 2007, the Trust paid Cahill Gordon & Reindel LLP $12,589 for legal services. For the first nine months of fiscal 2007, the Trust paid Cahill Gordon & Reindel LLP $53,195 for legal services.

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

     The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The Trust's current consultant in Germany provides general information to the Trust on the German and European economies and energy markets. This information provides a context in which to evaluate the actions of the operating companies. In his position as consultant, he receives reports from the operating companies with respect to current and planned drilling and exploration efforts. However, the unified exploration and production venture, EMPG, which provides the reports to the Trust's consultant, continues to limit the information flow to that which is required by German law.

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


Results: Third Quarter of Fiscal 2007 Versus Third Quarter of Fiscal 2006
-------------------------------------------------------------------------

     For the third quarter of fiscal 2007, the Trust's net income was $5,264,505, a decrease of 26.27% from the net income of $7,140,701 for the third quarter of fiscal 2006. This income was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2007. A distribution of 58 cents per unit was paid on August 29, 2007 to owners of record as of August 10, 2007.

     The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. The primary factor affecting royalty revenue for the quarter just ended was the decrease in gas prices under both the Mobil and the OEG agreements. Gas sales under the two agreements declined as well. In comparison to the third quarter of fiscal 2006, the higher average value of the Euro relative to the dollar increased the number of dollars received when the royalties paid in Euros were converted to dollars at the time of their transfers to the U.S. This increase helped to reduce the impact of the lower gas prices and gas sales and partially offset the decline in royalty income.

     For the quarter just ended, the average price of gas sold under the Mobil Agreement decreased 25.75% to 1.5159 Eurocents/Kwh ("Ecents/Kwh") from
2.0417 Ecents/Kwh in the third quarter of fiscal 2006. For the quarter just ended, gas sales under the Mobil Agreement decreased 8.15% to 16.177 billion cubic feet ("Bcf") from 17.613 Bcf in the third quarter of fiscal 2006. During the quarter just ended, royalties paid under the Mobil Agreement were valued at an average Euro exchange rate of $1.3540, an increase of 7.20% from the average Euro exchange rate of $1.2631 for the third quarter of fiscal 2006. Converting the average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreement of $5.90 per thousand cubic feet ("Mcf") compared to $7.42/Mcf for the third quarter of fiscal 2006.

     If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended gas sales from western Oldenburg accounted for only 42.6% of all gas sales. However, royalties on these gas sales provided approximately 83% or $4,507,370 out of a total of $5,438,716 in Oldenburg royalties attributable to gas.

     For the quarter just ended, the average price of gas sold under the OEG Agreement decreased 14.27% to 1.8774 Ecents/Kwh from 2.1900 Ecents/Kwh in the third quarter of fiscal 2006. For the quarter just ended, gas sales under the OEG Agreement decreased 10.76% to 37.982 Bcf from 42.563 Bcf in the third quarter of fiscal 2006. During the quarter just ended, royalties paid under the OEG Agreement were valued at an average Euro exchange rate of $1.3455, an increase of 6.66% from the average Euro exchange rate of $1.2615 for the third quarter of fiscal 2006. Converting the average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreement of $7.10/Mcf compared to $7.75/Mcf for the third quarter of fiscal 2006.

     Interest income was slightly higher reflecting the increased funds available for investment and the increase in interest rates applicable during the period. For the quarter just ended, Trust interest income increased 6.64% to $57,459 from $53,882 in the third quarter of fiscal 2006. Trust expenses for the third quarter of fiscal 2007 declined 13.21% or $29,796 to
$195,843 in comparison to the prior year's equivalent period.   This decline
resulted primarily from a drop in legal and professional expenses.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2007, compared to that at fiscal year end (October 31, 2006), shows a decline in assets due to the lower royalty receipts during the quarter.


Results: First Nine Months of Fiscal 2007 Versus
------------------------------------------------
         First Nine Months of Fiscal 2006
         --------------------------------

     For the nine month period, the Trust's net income was $20,858,133, a decrease of 9.89% from the net income of $23,147,752 for last year's equivalent period. This income was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2006 and the first two calendar quarters of 2007. For the nine month period ended July 31, 2007 total distributions were equal to $2.27 per unit compared to total distributions of $2.50 for the first nine months of fiscal 2006.

     The primary factor affecting royalty revenue for the nine months just ended was the decline in gas sales under both the Mobil and the OEG agreements. Gas prices under the Mobil Agreement declined as well, although gas prices under the OEG Agreement showed a slight improvement. In comparison to the first nine months of fiscal 2006, the higher average value of the Euro relative to the dollar increased the number of dollars received when the royalties paid in Euros were converted to dollars at the time of their transfers to the U.S. This increase helped to reduce the impact of the lower gas sales and gas prices and partially offset the decline in royalty income.

     For the nine months just ended, gas sales under the Mobil Agreement decreased 9.53% to 50.814 Bcf from 56.169 Bcf in the first nine months of
fiscal 2006.   For the nine months just ended, the average price of gas sold under the Mobil Agreement decreased 8.74% to 1.9364 Ecents/Kwh from 2.1218 Ecents/Kwh in the first nine months of fiscal 2006. During the nine months just ended, royalties paid under the Mobil Agreement were valued at an average Euro exchange rate of $1.3269, an increase of 8.72% from the average Euro exchange rate of $1.2205 for the first nine months of fiscal 2006. Converting the average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreement of $7.38/Mcf compared to $7.45/Mcf for the first nine months of fiscal 2006.

     For the nine months just ended, gas sales under the OEG Agreement decreased 12.20% to 120.476 Bcf from 137.214 Bcf in the first nine months of fiscal 2006. For the nine months just ended, the average price of gas sold under the OEG Agreement increased 0.18% to 2.2034 Ecents/Kwh from 2.2074 Ecents/Kwh in the first nine months of fiscal 2006. During the nine months just ended, royalties paid under the OEG Agreement were valued at an average Euro exchange rate of $1.3242, an increase of 7.96% from the average Euro exchange rate of $1.2266 for the first nine months of fiscal 2006. Converting the average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreement of $8.19/Mcf compared to $7.60/Mcf for the first nine months of fiscal 2006.

     Interest income was higher reflecting the increased funds available for investment and the increase in interest rates applicable during the period. Interest income for the nine month period increased 55.06% to $168,362 from $108,578 in the first nine months of fiscal 2006. Trust expenses for the nine month period decreased 1.84% or $13,927 to $741,048 in comparison to the prior year's equivalent period. This decline resulted primarily from a drop in legal and professional expenses.


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

Item 4.  Controls and Procedures.
         -----------------------

     The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2007.
Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2007.

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.





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

Dated: August 31, 2007