Form 10-K
period 2007-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2007-12-28
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2007 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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
                                                   -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       .
                             -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 30, 2007, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $368,910,283 on such date.

As of December 31, 2007, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement dated January 10, 2008 for the annual meeting to be held on February 13, 2008.

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

                                PART II

Item 5.   Market for Registrant's Units of Beneficial Interest,
           Related Unit Owner Matters and Trust Purchases of Units
           of Beneficial Interest...................................... 14
Item 6.   Selected Financial Data...................................... 16
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.. 25
Item 8.   Financial Statements and Supplementary Data.................. 26
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 37
Item 9A.  Controls and Procedures...................................... 37
Item 9B.  Other Information............................................ 39

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance....... 40
Item 11.  Executive Compensation....................................... 40
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.................. 40
Item 13.  Certain Relationships and Related Transactions, and Director
           Independence................................................ 40
Item 14.  Principal Accountant Fees and Services....................... 41

                                PART IV

Item 15.  Exhibits and Financial Statement Schedules................... 41
Signatures............................................................. 42

Exhibit Index.......................................................... 43

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

          The royalty rights were received by the Trust from North European Oil Company (the "Company") upon dissolution of the Company in September, 1975. The Company was organized in 1957 as the successor to North European Oil Corporation (the "Corporation"). The Trust is administered by trustees (the "Trustees") under an Agreement of Trust dated September 10, 1975, as amended (the "Trust Agreement").

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

          During the past several years, the Securities and Exchange Commission (the "SEC") finalized rules implementing legislation concerning governance matters for publicly held entities that was passed as part of the Sarbanes-Oxley Act of 2002 ("SOX"). The Trust is complying with the requirements of the SEC and SOX and at this time the Trustees have chosen not to request any relief from those provisions based on the passive nature of the Trust. In that connection, the Trustees have directed that certain of the additional statements and disclosures set forth or incorporated by reference in this Report, which the SEC requires of corporations, be made even though some of such statements and disclosures might not now or in the future be required to be made by the Trust.

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


     (b)  Financial Information about Segments.
          ------------------------------------

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

          The overriding royalty rights held by the Trust are derived from contracts and agreements originally entered into by German subsidiaries of the predecessor Corporation during the early 1930s. Some of these royalty rights are based on leases which have passed their original expiration dates. However, the leases remain in effect as long as there is continued production or the lessor does not cancel the lease. Individual lessors will normally not seek termination of the rights originally granted because the leases provide for royalty payments to the lessors if sales of oil or gas result from discoveries made on the leased land. Additionally, termination by individual lessors would result in the escheat of mineral rights to the State. The remainder of the Trust's royalty rights are based on government granted concessions which remain in effect as long as there are continued production activities and/or exploration efforts by the operating companies. It is generally anticipated that the operating companies will continue production where it remains economically profitable for them to do so.

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

          During fiscal 2006, when offered the opportunity to exercise residual rights at the time of abandonment of four minor non-productive leases, the Trust found that, due to the size of the leases, the lack of any current production or hydrocarbon potential and the lack of interest by alternate operating companies, it was appropriate to accede to the surrender of these leases.

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

          Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are generally not material to the regular annual income received under the royalty rights.

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


     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
------------

        The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2007.

     (e) Trustees and Executive Officers of the Trust.
         --------------------------------------------

          As specified in the Trust Agreement, the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. Robert
P. Adelman, who is 77 years old, has served as Managing Trustee (non-executive) since November 1, 2006.

          Day-to-day matters are handled by the Managing Director, John R. Van Kirk, who also serves as CEO and CFO. John R. Van Kirk, who is 55 years old, has held the position of Managing Director of the Trust since November 1990. The Managing Director provides office space and services at cost to the Trust.

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


The Trust does not conduct any active business activities or operations and
---------------------------------------------------------------------------
has no legal ability to compel production.
-----------------------------------------

          The Trust holds overriding royalty rights only. It is a passive entity and conducts no operations. It can exert no influence on the operating companies that conduct exploration, drilling, production and sales activities in the areas covered by the Trust's overriding royalty rights. Thus, the Trust has no means of ensuring continued income from its overriding royalty rights. The failure of an operator to conduct its operations, discharge its obligations, deal with regulatory agencies or comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner could have an adverse effect on the net proceeds payable to the Trust. The Trust also has no right to remove or replace an operator.

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


Trust reserve estimates depend on many assumptions that may prove to be
-----------------------------------------------------------------------
inaccurate, and these inaccuracies may cause errors in the reserve estimates.
----------------------------------------------------------------------------

          The value of Trust units may depend in part on the reserves attributable to the royalty areas. The calculations performed in the process of estimating proved producing reserves are inherently uncertain. The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment, and the assumptions used regarding the quantities of recoverable natural gas and the future prices of
crude oil and natural gas.   The Trust receives monthly and quarterly reports
from the operating companies with respect to production and sales on either a well-by-well or a field-wide basis. The Trust also receives semi-annual reports from the operating companies with respect to current and planned drilling and exploration efforts. These reports are very limited in nature. The unified exploration and production venture, ExxonMobil Production Deutschland GmbH ("EMPG"), which provides these reports to the Trust, continues to limit the information flow to that which is required by German law, and the Trust has no legal or contractual right to compel the issuance of additional information. The Trust's inability to compel the delivery of detailed information with respect to individual wells increases the likelihood of inaccuracy in the petroleum engineering consultant's estimates of reserves.

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

          Oil and natural gas prices can fluctuate widely in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others: (1) political conditions in major oil producing regions, especially in the Middle East and Russia; (2) worldwide and German economic conditions; (3) weather conditions;
(4) the price of oil or natural gas imported into Germany; and (5) the level of consumer demand in Germany.

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


Changes in the value of the Euro have both an immediate and long term impact
----------------------------------------------------------------------------
on the Trust.
------------

          For unit owners, changes in the value of the Euro have both an immediate and long term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. A higher exchange rate would yield more dollars and a lower exchange rate less dollars. The long term impact relates to the mechanism of gas pricing. Since oil on the international market is priced in dollars, a weaker Euro would mean that oil imported into Germany is more expensive. A stronger Euro would mean that oil imported into Germany is less expensive. These changes in the price of oil in Germany are subsequently reflected in the price of light heating oil, which is used as a component in the calculation of gas prices in the contracts under which the gas is sold. The changes in German domestic light heating oil prices are in turn reflected in contracted gas prices with a built-in delay of three to six months.

Item 1B.  Unresolved Staff Comments.
          -------------------------

          None.


Item 2.  Properties.
         ----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of ExxonMobil, or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group owns one-third of OEG.
The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg and located in the federal state of Lower Saxony, is the major source of royalty income for the Trust. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. In 2002, Mobil Erdgas and BEB formed EMPG to carry out all exploration, drilling and production activities. All sales activities are still handled by either Mobil Erdgas or BEB.

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under said agreement. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement due to the higher royalty rate specified by that agreement. The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the adjusted base price, no royalties are payable. No payments were received from the sale of sulfur under this agreement during fiscal 2007 or the previous five years.

          Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs
(the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs as reported for state royalty purposes is deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. After the close of the fiscal year, on November 23, 2007, NV Nederlandse Gasunie (the state owned Dutch gas distribution company) announced that it had reached an agreement with BEB regarding the purchase by Gasunie of BEB's North German gas distribution and transmission network. No details concerning this purchase, which is subject to the approval of the relevant German authorities, are currently available and it is not possible at this time for the Trustees to estimate or project the impact, if any, this sale might have on the Trust's royalty income or the deduction of costs under the OEG Agreement.

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

          The following is a schedule of royalty income for the fiscal year ended October 31, 2007 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   26,923,681
Sulfur                                                   $      257,239
Oil                                                      $      303,334

                           BY GEOGRAPHIC AREA:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  22,666,110
Eastern Oldenburg                                        $   4,738,796
Non-Oldenburg Areas                                      $      79,348

                          BY OPERATING COMPANY:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                 $  19,339,534
BEB (under the OEG Agreement)                            $   8,144,720

          Exhibit 99.1 to this Report is a report entitled The Calculation of Cost Depletion Percentage for the 2007 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2007 (the "Cost Depletion Report").
The Cost Depletion Report, dated December 14, 2007, was prepared by
Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2007 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2007 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2007, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

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

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2007 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2007, 2006, 2005, 2004 and 2003 computed from quarterly sales reports of operating companies received by the Trust during such periods.


Item 3.  Legal Proceedings.
         -----------------

         The Trust is not party to any material pending legal proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

                                PART II

Item 5.  Market for the Registrant's Units of Beneficial Interest,
         ---------------------------------------------------------
         Related Unit Owner Matters and Trust Purchases of Units of
         ----------------------------------------------------------
         Beneficial Interest.
         -------------------

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

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2007 and 2006 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2007
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       Per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2007                     $33.56         $39.01      $0.89
April 30, 2007                       $35.45         $40.46      $0.80
July 31, 2007                        $37.29         $39.90      $0.58
October 31, 2007                     $31.50         $37.62      $0.64



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


          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Cost Depletion Report attached as

Exhibit 99.1 to Form 10-K. The Cost Depletion Report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2007 is 8.5046%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2007 calendar year are included on a special removable page in the 2007 Annual Report under "Note to Unit Owners." A separate letter containing the same information has been sent to all unit owners who were registered at any time during calendar 2007 and who are no longer registered owners as of the end of the calendar year. Additionally, the tax reporting information for 2007 is available on the Trust's website, www.neort.com.

          As of November 30, 2007, there were 1,116 unit owners of record.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2007, 2006 or 2005.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2007
               ----------------------------------------------

                  2007         2006         2005         2004         2003
              -----------  -----------  -----------  -----------  -----------
German gas, sulfur
 and oil
 royalties
 received     $27,484,254  $31,079,122  $21,085,039  $15,061,209  $18,169,035
              ===========  ===========  ===========  ===========  ===========

Net Income    $26,739,669  $30,258,944  $20,222,814  $14,307,658  $17,398,359
              ===========  ===========  ===========  ===========  ===========
Net Income
 per unit        $2.91        $3.29        $2.20        $1.60        $1.95
                 =====        =====        =====        =====        =====
Units of beneficial
 interest
 outstanding
 at end
 of year (a)   9,190,590    9,190,590    9,180,876    8,933,310    8,931,414


Distributions paid
 or to be paid:

 Dividends and
   distributions
   per unit paid
   to formerly
   unlocated
   unit owners     .00          .02          .02          .01          .00

 Distributions per
   unit paid or
   to be paid to
   unit owners    $2.91        $3.28        $2.22        $1.59         $1.95
                  =====        =====        =====         =====        =====
Total assets
 at year
 end          $5,912,621   $7,204,251    $3,920,268    $3,014,387   $4,063,767
              ==========   ===========   ===========   ===========  ==========

(a) Net income per unit was calculated based on the number of units outstanding at the end of the fiscal year.

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

          For unit owners, changes in the value of the Euro have both an immediate and long term impact. The immediate impact is from the exchange rate that is applied at the time the royalties paid to the Trust in Euros are converted into U.S. dollars at the time of their transfer from Germany to the United States. A higher exchange rate would yield more dollars and a lower exchange rate less dollars. The long term impact relates to the mechanism of gas pricing. Since oil on the international market is priced in dollars, a weaker Euro would mean that oil imported into Germany is more expensive.
A stronger Euro would mean that oil imported into Germany is less expensive. These changes in the price of oil in Germany are subsequently reflected in the price of light heating oil, which is used as a component in the calculation of gas prices in the contracts under which the gas is sold.
The changes in German domestic light heating oil prices are in turn reflected in contracted gas prices with a built-in delay of three to six months.

          Seasonal demand factors affect the income from the Trust's royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are generally not material to the annual income received under the Trust's royalty rights.

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

Results:  Fiscal 2007 versus Fiscal 2006
----------------------------------------

          For fiscal 2007, the Trust's gross royalty income decreased 11.57% to $27,484,254 from $31,079,122 in fiscal 2006. Declines in both gas prices and gas sales were only partially offset by an increase in average exchange rates and combined to decrease the amount of royalty income, which resulted in the lower distributions.

      Under the Mobil Agreement, gas sales decreased 10.47% to 65.606 Billion cubic feet ("Bcf") in fiscal 2007 from 73.282 Bcf in fiscal 2006. Weather proved to be a significant factor during fiscal 2007 by reducing overall demand across Germany and Europe in general.

                  Quarterly and Yearly Gas Sales under the Mobil Agreement
                  --------------------------------------------------------
Fiscal Quarter     2007 Gas Sales       2006 Gas Sales    Percentage Changed
--------------    ----------------     ----------------   ------------------
First                17.512 Bcf           19.540 Bcf            -10.38%
Second               17.125 Bcf           19.016 Bcf             -9.95%
Third                16.177 Bcf           17.613 Bcf             -8.15%
Fourth               14.792 Bcf           17.113 Bcf            -13.56%
Fiscal Year Total    65.606 Bcf           73.282 Bcf            -10.47%

          Average gas prices for gas sold under the Mobil Agreement decreased 11.76% to 1.8688 Euro cents per kilowatt hour ("Ecents/Kwh") in fiscal 2007 from 2.1178 Ecents/Kwh in fiscal 2006. Except for the first quarter of fiscal 2007, the average gas price for each quarter posted a decline over the prior year's corresponding quarter. The decline in world oil prices during late 2006, the increase in the value of the Euro as U.S. dollar denominated oil prices began to rise, and the weather related reduction in demand accounted for much of this decline.

                      Average Gas Prices under the Mobil Agreement
                      --------------------------------------------
Fiscal Quarter     2007 Gas Prices     2006 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First             2.2673 Ecents/Kwh   2.0456 Ecents/Kwh        10.84%
Second            1.9950 Ecents/Kwh   2.2743 Ecents/Kwh       -12.28%
Third             1.5159 Ecents/Kwh   2.0417 Ecents/Kwh       -25.75%
Fourth            1.6366 Ecents/Kwh   2.1046 Ecents/Kwh       -22.23%
Fiscal Year Avg.  1.8688 Ecents/Kwh   2.1178 Ecents/Kwh       -11.76%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $7.21/Mcf, a 3.89% decrease over fiscal 2006's average price of $7.50/Mcf. For fiscal 2007, the average value of the Euro based on the transfer of royalties received from western Oldenburg gas sales was $1.3415 up 8.95% from the average value of $1.2313 for fiscal 2006.

          Under the OEG Agreement, gas sales decreased 12.18% to 156.736 Bcf from 178.472 Bcf in fiscal 2006 due primarily to weather.

                   Quarterly and Yearly Gas Sales under the OEG Agreement
                   ------------------------------------------------------
Fiscal Quarter     2007 Gas Sales       2006 Gas Sales    Percentage Changed
--------------    ----------------     ----------------   ------------------
First                41.976 Bcf           47.876 Bcf            -12.32%
Second               40.518 Bcf           46.775 Bcf            -13.38%
Third                37.982 Bcf           42.563 Bcf            -10.76%
Fourth               36.260 Bcf           41.258 Bcf            -12.11%
Fiscal Year Total   156.736 Bcf          178.472 Bcf            -12.18%

          Average gas prices for gas sold under the OEG Agreement decreased 2.27% to 2.1463 Ecents/Kwh in fiscal 2007 from 2.1961 Ecents/Kwh in fiscal 2006. Except for the first quarter of fiscal 2007, the average gas price for each quarter posted a decline over the prior year's corresponding quarter.
The decline in world oil prices during late 2006, the increase in the value of the Euro as U.S. dollar denominated oil prices began to rise, and the weather related reduction in demand accounted for much of this decline.

                          Average Gas Prices under the OEG Agreement
                          ------------------------------------------
Fiscal Quarter     2007 Gas Prices     2006 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First             2.4017 Ecents/Kwh   2.1240 Ecents/Kwh        13.08%
Second            2.3038 Ecents/Kwh   2.3088 Ecents/Kwh        -0.22%
Third             1.8744 Ecents/Kwh   2.1900 Ecents/Kwh       -14.27%
Fourth            1.9568 Ecents/Kwh   2.1582 Ecents/Kwh        -9.33%
Fiscal Year Avg.  2.1463 Ecents/Kwh   2.1961 Ecents/Kwh        -2.27%

          Converting gas prices into more familiar terms using the average exchange rate yielded a price of $8.08/Mcf, a 6.09% increase over fiscal 2006's average price of $7.62/Mcf. For fiscal 2007, the average value of the Euro based on the transfer of royalties received from overall Oldenburg gas sales was $1.3409 up 8.47% from the average value of $1.2362 for fiscal 2006.

          Reflecting both increased cash available for short term investment and higher interest rates, interest income for fiscal 2007 increased by 26.77% to $207,932 for fiscal 2007 from $164,021 for fiscal 2006. Trust expenses decreased 3.22% to $952,517 in fiscal 2007 from $984,199 in fiscal 2006.


Results:  Fiscal 2006 versus Fiscal 2005
----------------------------------------

          For fiscal 2006, the Trust's gross royalty income increased 47% to $31,079,122 from $21,085,039 in fiscal 2005. Increases in gas prices and gas sales offset the slight decline in average exchange rates and combined to increase the amount of royalty income, which resulted in the higher distributions.

          Under the Mobil Agreement, gas sales increased 7.74% to 73.282 Bcf in fiscal 2006 from 68.019 Bcf in fiscal 2005. Other than the current year's third quarter when the annual maintenance was conducted at the Grossenkneten desulfurization plant, each quarter's gas sales increased over the prior year's equivalent period. The contrast in gas sales for the third and fourth quarters in fiscal 2005 and 2006 reflected the shift in normal scheduling of maintenance at the desulfurization plant from the third quarter to the fourth quarter in fiscal 2005. The 2006 maintenance was conducted during the third quarter of fiscal 2006.

                  Quarterly and Yearly Gas Sales under the Mobil Agreement
                  --------------------------------------------------------
Fiscal Quarter     2006 Gas Sales       2005 Gas Sales    Percentage Changed
--------------    ----------------     ----------------   ------------------
First                19.540 Bcf           17.333 Bcf             12.73%
Second               19.016 Bcf           17.639 Bcf              7.81%
Third                17.613 Bcf           18.325 Bcf             -3.89%
Fourth               17.113 Bcf           14.722 Bcf             16.24%
Fiscal Year Total    73.282 Bcf           68.019 Bcf              7.74%

          The overall increase in western gas sales could be explained at least partially by the full functioning of the compressors completed in early fiscal 2005 and the additional production from the western wells completed in the last two years.

          Average gas prices for gas sold from this royalty area increased 45.28% to 2.1178 Ecents/Kwh in fiscal 2006 from 1.4577 Ecents/Kwh in fiscal 2005. For fiscal 2006, the average gas price for each quarter posted an increase over the prior year's corresponding quarter. The run up in world oil prices during late 2005 and 2006 accounted for much of this increase.

                      Average Gas Prices under the Mobil Agreement
                      --------------------------------------------
Fiscal Quarter     2006 Gas Prices     2005 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First             2.0456 Ecents/Kwh   1.3010 Ecents/Kwh         57.23%
Second            2.2743 Ecents/Kwh   1.5258 Ecents/Kwh         49.06%
Third             2.0417 Ecents/Kwh   1.4738 Ecents/Kwh         38.54%
Fourth            2.1046 Ecents/Kwh   1.5397 Ecents/Kwh         36.69%
Fiscal Year Avg.  2.1178 Ecents/Kwh   1.4577 Ecents/Kwh         45.28%

          Converting gas prices into more familiar terms using the average exchange rate yielded a price of $7.50/Mcf, a 41.1% increase over fiscal 2005's average price of $5.31/Mcf. For fiscal 2006, the average value of the Euro based on the transfer of royalties received from western Oldenburg gas sales was $1.2313 down 3.0% from the average value of $1.2694 for fiscal 2005.

          Under the OEG Agreement, gas sales increased 11.02% from 160.762 Bcf in fiscal 2005 to 178.472 Bcf in fiscal 2006. Current year quarterly gas sales increased for each quarter over the prior year's corresponding quarter. The contrast in gas sales for the third and fourth quarters in fiscal 2005 and 2006 reflected the shift in normal scheduling of maintenance at the desulfurization plant from the third quarter to the fourth quarter in fiscal 2005. The 2006 maintenance was conducted during the third quarter of fiscal 2006.

                   Quarterly and Yearly Gas Sales under the OEG Agreement
                   ------------------------------------------------------
Fiscal Quarter     2006 Gas Sales       2005 Gas Sales    Percentage Changed
--------------    ----------------     ----------------   ------------------
First                47.876 Bcf           44.215 Bcf              8.28%
Second               46.775 Bcf           43.045 Bcf              8.67%
Third                42.563 Bcf           41.909 Bcf              1.56%
Fourth               41.258 Bcf           31.593 Bcf             30.59%
Fiscal Year Total   178.472 Bcf          160.762 Bcf             11.02%

          Average gas prices for gas sold from the entire Oldenburg concession increased 43.79% to 2.1961 Ecents/Kwh in fiscal 2006 from 1.5272 Ecents/Kwh in fiscal 2005. For fiscal 2006, the average gas price for each quarter posted an increase over the prior year's corresponding quarter.

                          Average Gas Prices under the OEG Agreement
                          ------------------------------------------
Fiscal Quarter     2007 Gas Prices     2006 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First             2.1240 Ecents/Kwh   1.4169 Ecents/Kwh         49.91%
Second            2.3088 Ecents/Kwh   1.6018 Ecents/Kwh         44.13%
Third             2.1900 Ecents/Kwh   1.5216 Ecents/Kwh         43.93%
Fourth            2.1582 Ecents/Kwh   1.5874 Ecents/Kwh         35.96%
Fiscal Year Avg.  2.1961 Ecents/Kwh   1.5272 Ecents/Kwh         43.79%

          Converting gas prices into more familiar terms using the average exchange rate yielded a price of $7.620/Mcf, a 40.1% increase over fiscal 2005's average price of $5.44/Mcf. For fiscal 2006, the average value of the Euro based on the transfer of royalties received from overall Oldenburg gas sales was $1.2362 down 2.5% from the average value of $1.2680 for fiscal 2005.

          Reflecting both increased cash available for short term investment and higher interest rates, interest income for fiscal 2006 was substantially higher increasing 176.3% to $164,021 for fiscal 2006 from $59,353 for fiscal 2005. Trust expenses increased 6.8% to $984,199 in fiscal 2006 from $921,578 in fiscal 2005.

Report on Exploration and Drilling
----------------------------------

      The operating companies provided reports to the Trust's German consultant detailing some of their plans for exploration and drilling for calendar 2008 and the results of that program for calendar 2007. The Trust's consultant extracted the following information from those reports.
Goldenstedt Z-7a was the second well to explore the Carboniferous zone in eastern Oldenburg. Drilling was originally scheduled to start in January 2007. However, delays in the availability of drilling rigs pushed back the actual start until July 2007. By November 2007 the well had reached its projected depth and the Carboniferous zone was gas bearing. Unfortunately, in the process of removing the drill string from the well, it became stuck and could not be extracted. By the time plans were made to redrill this section as a deviated hole, the drilling rig had moved to a new location. A new rig is scheduled to return in January 2008 to complete the work. Varnhorn Z-7a was planned as the third well to explore the Carboniferous zone in eastern Oldenburg and was scheduled to begin after the completion of Goldenstedt Z-7a. With the delay in the completion of Goldenstedt Z-7a, drilling of Varnhorn Z-7a is not scheduled to start until March 2008. Hemmelte NW Z-1 was originally scheduled to begin drilling in the second half of 2007. With the ongoing scarcity of drilling rigs, this well, although still on the drilling schedule, has no firm start date. The well, located in western Oldenburg, is intended to explore both the Bunter (sweet gas) zone and the Zechstein (sour gas) zone. Once gas testing of the shallower Bunter zone is completed, the well is expected to be continued to the deeper Zechstein zone and would commence a horizontal deviation of 1,000 meters. Final depth is anticipated to be nearly 12,000 feet. Three additional wells, Goldenstedt Z-23 (Carboniferous), Cappeln Z-6 (Carboniferous) and Visbek Z-16 (Zechstein) are also on the drilling schedule but are not likely to commence drilling before 2009 at the earliest.

Critical Accounting Policies
----------------------------

          The financial statements, appearing subsequently in this Report, present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). Cash basis accounting is an accepted accounting method for royalty trusts such as the Trust. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The use of GAAP would require the Trust to accrue for expected royalty payments. This is exceedingly difficult since the Trust has very limited information on such payments until they are received. The Trust's cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. The one modification of the cash basis of accounting is that the Trust accrues for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust and presents to the unit owners a more accurate calculation of income and expenses for tax reporting purposes.


Off-Balance Sheet Arrangements
------------------------------

          The Trust has no off-balance sheet arrangements.


Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2007 other than the distribution announced on October 30, 2007 and payable to unit owners on November 28, 2007, as reflected in the statement of assets, liabilities and trust corpus.

                             Payments Due by Period
                             ----------------------

                                 Less than                          More than
                      Total       1 Year      1-3 Years  3-5 Years   5 Years
                    ----------  -----------   ---------  ---------  ---------
Distributions
payable to
unit owners         $5,881,978  $5,881,978      $---       $---       $---


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



Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          ----------------------------------------------------------

          The Trust does not engage in any trading activities with respect to possible foreign exchange fluctuations. The Trust does not use any financial instruments to hedge against possible risks related to foreign exchange fluctuations. The market risk is negligible because standing instructions at the Trust's German bank require the bank to process conversions and transfers of royalty payments as soon as possible following their receipt. The Trust does not engage in any trading activities with respect to commodity price fluctuations.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Reports of Independent Registered Public Accounting Firms      F-1 - F-2

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2007 and 2006                  F-3

  Statements of Revenue Collected and Expenses Paid
    for the Fiscal Years Ended October 31, 2007,
    2006 and 2005                                                 F-4

  Statements of Undistributed Earnings for the Fiscal
    Years Ended October 31, 2007, 2006 and 2005                   F-5

  Statements of Changes in Cash and Cash Equivalents for
    the Fiscal Years Ended October 31, 2007, 2006 and 2005        F-6

  Notes to Financial Statements                                F-7 - F-10

           Report of Independent Registered Public Accounting Firm


To the Board of Trustees and Unit Owners of
North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2007 and 2006, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for each of the years in the two-year period ended October 31, 2007. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, these financial statements have been prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than U. S. generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of North European Oil Royalty Trust as of October 31, 2007 and 2006, its revenue collected and expenses paid, its undistributed earnings and changes in cash and cash equivalents for each of the years in the two-year period ended October 31, 2007, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North European Oil Royalty Trust's internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 20, 2007 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.


Weiser LLP
New York, NY
December 20, 2007







                                    F-1

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

The Board of Trustees and Unit Owners of
   North European Oil Royalty Trust

We have audited the accompanying statement of assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust as of October 31, 2005, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for the year ended October 31, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus arising from cash transactions of North European Oil Royalty Trust at October 31, 2005, its revenue collected and expenses paid, its undistributed earnings and changes in its cash and cash equivalents for the year ended October 31, 2005, on the basis of accounting described in Note 1.



Ernst & Young LLP
December 7, 2005

















                                    F-2


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2007 AND 2006
                       -------------------------

                ASSETS                         2007          2006
                ------                     ------------  ------------

Current Assets

  Cash and cash equivalents (Note 1)        $5,912,620    $7,204,250



Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $5,912,621    $7,204,251
                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities

  Distributions payable
  to unit owners, paid
  November 2007 and 2006                    $5,881,978    $7,168,660


Contingent liability (Note 3)

Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings                          30,642        35,590

                                           ------------  ------------
                                            $5,912,621    $7,204,251
                                           ============  ============













                       The accompanying notes are
             an integral part of these financial statements.

                                  F-3

                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005
        ----------------------------------------------------------


                                  2007          2006          2005
                              ------------  ------------   ------------
German gas, sulfur and
  oil royalties received      $27,484,254   $31,079,122    $21,085,039

Interest income                   207,932       164,021         59,353

Trust expenses                   (952,517)     (984,199)      (921,578)
                              ------------  ------------   ------------

Net income                    $26,739,669   $30,258,944    $20,222,814
                              ============  ============   ============


Net income per unit              $2.91          $3.29         $2.20
                                =======        =======       =======

Distributions paid
  or to be paid:

  Dividends and distributions
    per unit paid to formerly
    unlocated unit owners          .00           .02           .02

  Distributions per unit
    paid or to be paid to
    unit owners                  $2.91          $3.28         $2.22
                                =======        =======       =======

















                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4


                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005
        ----------------------------------------------------------


                                  2007          2006          2005
                              ------------  ------------  ------------
Balance,
  beginning of year           $     35,590  $    64,299   $    66,394

Net income                      26,739,669   30,258,944    20,222,814
                              ------------  -----------   -----------
                                26,775,259   30,323,243    20,289,208

Less:

  Dividends and
    distributions paid
    to formerly unlocated
    unit owners (Note 3)                 0      148,097      155,062

  Current year distributions
    paid or to be paid
    to unit owners              26,744,617   30,139,556    20,069,847
                               -----------  ------------  ------------


Balance, end of year           $    30,642   $   35,590   $    64,299
                               ============  ===========  ============





















                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005
        ----------------------------------------------------------


                                     2007          2006          2005
                                 ------------  ------------  ------------
Sources of cash and
  cash equivalents:

  German gas, sulfur and
    oil royalties received       $27,484,254   $31,079,122   $21,085,039

  Interest income                    207,932       164,021        59,353
                                 -----------   -----------   -----------
                                  27,692,186    31,243,143    21,144,392
                                 -----------   -----------   -----------

Uses of cash and
  cash equivalents:

  Payment of Trust expenses          952,517       984,199       921,578

  Distributions and
    dividends paid (Note 3)       28,031,299    26,974,961    19,316,933
                                 -----------   -----------   -----------
                                  28,983,816    27,959,160    20,238,511
                                 -----------   -----------   -----------
Net increase (decrease)
  in cash and cash
  equivalents during the year     (1,291,630)    3,283,983       905,881

Cash and cash equivalents,
  beginning of year                7,204,250     3,920,267     3,014,386
                                 -----------   -----------   -----------
Cash and cash equivalents,
  end of year                     $5,912,620    $7,204,250    $3,920,267
                                 ===========   ===========   ===========













                       The accompanying notes are
             an integral part of these financial statements.

                                  F-6

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2007, 2006 AND 2005
                    -------------------------------


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

      From time to time, the amounts deposited in the Trust's bank accounts may exceed the federally insured limit.

      Net income per unit -
      ---------------------

      Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2007, 2006 and 2005, there were 9,190,590, 9,190,590 and 9,180,876 units of beneficial interest outstanding, respectively.

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

(3) Contingent liability:
    ---------------------
      Since its inception in 1975, the Trust had served as fiduciary for certain unlocated or unknown shareholders of North European Oil Corporation (the "Corporation") and the Company, corporate predecessors of the Trust. Pursuant to an order of the Delaware Court of Chancery dated February 26, 1996 (the "Chancery Court Order"), from and after July 1, 2005, the Trust has no further obligation to make payments of dividends or distributions attributable to any unexchanged Corporation and Company shares.

      From the liquidation of the Company to October 31, 2006, 729,761 Trust units were issued in exchange for Corporation and Company shares and dividends of $358,804 and distributions of $4,618,699 were paid to formerly unlocated Corporation and Company shareholders. With the escheat of the last Trust units attributable to unexchanged
      Corporation and Company shares completed in April 2006, all Trust units, including those issuable in exchange for Corporation and Company shares, have been issued and no further payments are required.



                                    F-8

(4) Related Party Transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $28,381 and $21,871 in fiscal 2007 and 2006, respectively.

      As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For fiscal 2007, the Trust paid Cahill Gordon & Reindel LLP $76,357 for legal services.

      During fiscal 2007, John H. Van Kirk, the father of John R. Van Kirk, received $9,000 as the balance of his previously agreed upon salary as Managing Trustee for calendar 2006 and $7,500 for his service as Founding Trustee Emeritus.

(5) Employee Benefit Plan:
    ----------------------

      The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to all employees of the Trust, including the Managing Director. The Trustees have authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee effective as of January 1, 2008.




























                                    F-9


(6) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2007 and 2006.

                              Fiscal 2007 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $8,483,387  $7,544,543  $5,402,889  $6,053,435   $27,484,254

Net income       8,260,186   7,333,441   5,264,505   5,881,537    26,739,669

Net income
  per unit             .90         .80         .57         .64          2.91

Distributions
  paid or
  to be paid    $8,179,625  $7,352,472  $5,330,542  $5,881,978   $26,744,617
Dividends and
 distributions
 per unit paid to
 formerly unlocated
 unit owners           .00         .00         .00         .00           .00
Distributions
  per unit paid or
  to be paid to
  unit owners          .89         .80         .58         .64          2.91


                              Fiscal 2006 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $8,184,669  $8,297,022  $7,312,458  $7,284,973   $31,079,122

Net income       7,944,609   8,062,442   7,140,701   7,111,192    30,258,944

Net income
  per unit             .87         .88         .78         .77          3.29

Distributions
  paid or
  to be paid    $7,806,422  $8,087,719  $7,076,754  $7,168,661   $30,139,556
Dividends and
 distributions per
 unit paid to
 formerly unlocated
 unit owners           .02         .00         .00         .00           .02
Distributions
  per unit paid or
  to be paid to
  unit owners          .85         .88         .77         .78          3.28


                                     F-10

Item 9.   Changes in and Disagreements with Accountants
          ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2007. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2007.


Internal Control Over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control Over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2007. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2007 has been audited by Weiser LLP, the Trust's independent auditors, as stated in their report which appears below.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm on
               Internal Control over Financial Reporting

To the Board of Trustees and Unit Owners of
North European Oil Royalty Trust


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that North European Oil Royalty Trust (the "Trust") maintained effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that North European Oil Royalty Trust maintained effective internal control over financial reporting as of October 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus as of October 31, 2007, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for the year ended October 31, 2007 of North European Oil Royalty Trust and our report dated December 20, 2007 expressed an unqualified opinion thereon.


Weiser LLP

New York, NY
December 20, 2007



          Part C.   Changes in Internal Control Over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

          Except as set forth below, the information required by this item is contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 13, 2008, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Code of Ethics
--------------

          The Trustees have adopted a Code of Conduct and Business Ethics (the "Code") for the Trust's trustees and employees, including the Managing Director. The Managing Director serves the roles of principal executive officer and principal financial and accounting officer. A copy of the Code is available without charge on request by writing to the Managing Director at the office of the Trust. The Code is also available at the Trust's website, www.neort.com.

           All trustees and employees of the Trust have signed a copy of the Code. No waivers or exceptions to the Code have been granted since the adoption of the Code. Any amendments or waivers to the Code, to the extent required, will be disclosed in a Form 8-K filing of the Trust after such amendment or waiver.


Item 11. Executive Compensation.
         ----------------------

          The information required by this item is contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 13, 2008, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information required by this item is contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 13, 2008, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions, and Director
         ------------------------------------------------------------
         Independence.
         ------------

          The information required by this item is contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 13, 2008, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information required by this item is contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 13, 2008, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.



                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Fiscal Years
               Ended October 31, 2007, 2006 and 2005

               Reports of Independent Registered Public Accounting Firms

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2007 and 2006

               Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2007, 2006 and 2005

               Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2007, 2006 and 2005

               Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2007, 2006 and 2005

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 27, 2007                By:  /s/ John R. Van Kirk
                                             -------------------------
                                                 John R. Van Kirk,
                                                 Managing Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 27, 2007             /s/ Robert P. Adelman
                                     --------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 27, 2007             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 27, 2007             /s/ Lawrence A. Kobrin
                                     --------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 27, 2007             /s/ Willard B. Taylor
                                     --------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 27, 2007             /s/ Rosalie J. Wolf
                                     --------------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 27, 2007             /s/ John R. Van Kirk
                                     --------------------------------
                                         John R. Van Kirk, Managing Director

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

(3.2)   Amended and Restated Trustees' Regulations,
          amended and restated as of October 31, 2007
          (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed November 2, 2007
          (File No. 0-8378))

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

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            44
          Financial Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  46
          Chief Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  Calculation of Cost Depletion Percentage                      47
         for the 2007 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2007 prepared by Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).