Form 10-Q
period 2008-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2008-02-28
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2008    or
                                ------------------

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                       ----                  ----                      ----

           Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).    Yes        No   X
                                                       -----     -----


Class                                     Outstanding at January 31, 2008
----------------------------              -------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2008 AND OCTOBER 31, 2007
                      -------------------------------------
                                                2008                2007
                                         -----------------   ----------------
                                            (unaudited)
Current assets - - Cash and
  cash equivalents (Note 1)                 $ 7,009,967          $ 5,912,620


Producing gas and oil royalty rights                  1                    1
                                            ------------         ------------
Total Assets                                $ 7,009,968          $ 5,912,621
                                            ============         ============

Current liabilities - - Distributions
payable to unit owners                      $ 6,987,848          $ 5,881,978

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           25,119               30,642
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 7,009,968          $ 5,912,621
                                            ============         ============























                The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
             ----------------------------------------------------

                                                2008                2007
                                         -----------------   ----------------
                                                      (unaudited)
German gas, sulfur and oil
  royalties received                        $ 7,215,083          $ 8,483,387
                                            ------------         ------------
Interest income                                  33,355               53,693
                                            ------------         ------------
Trust expenses                              (   269,113)         (   276,894)
                                            ------------         ------------
  Net income                                $ 6,979,325          $ 8,260,186
                                            ============         ============

Net income per unit                            $ .76                $ .90
                                               ======               ======

Distributions per unit
  to be paid to unit owners                    $ .76                $ .89
                                               ======               ======































                 The accompanying notes are an integral part
                       of these financial statements.

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
              ----------------------------------------------------

                                                2008                2007
                                         -----------------   ----------------
                                                      (unaudited)

Balance, beginning of period                $    30,642          $    35,590

Net income                                    6,979,325            8,260,186
                                            ------------         ------------
                                              7,009,967            8,295,776

Less:

  Current year distributions
  to be paid to unit owners                   6,984,848            8,179,625
                                            ------------         ------------
Balance, end of period                      $    25,119          $   116,151
                                            ============         ============

































                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
              ----------------------------------------------------

                                                2008                2007
                                          -----------------   ---------------
                                                      (unaudited)

Sources of cash and cash equivalents:

  German gas, sulfur and oil royalties      $ 7,215,083          $ 8,483,387

  Interest income                                33,355               53,693
                                            ------------         ------------
                                              7,248,438            8,537,080
                                            ------------         ------------
Uses of cash and cash equivalents:

  Payment of Trust expenses                     269,113              276,894

  Distributions paid                          5,881,978            7,168,660
                                            ------------         ------------
                                              6,151,091            7,445,554
                                            ------------         ------------
Net increase (decrease) in cash and
  cash equivalents during the period          1,097,347            1,091,526

Cash and cash equivalents,
  beginning of period                         5,912,620            7,204,250
                                            ------------         ------------
Cash and cash equivalents, end of period    $ 7,009,967          $ 8,295,776
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

    Net income per unit -
    ---------------------
      Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2008 and 2007, there were 9,190,590 units of beneficial interest outstanding, respectively.

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

(3) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $8,922 and $7,629 in the first quarter of fiscal 2008 and 2007, respectively.

      As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For the first quarter of fiscal 2008 and 2007, the Trust paid Cahill Gordon & Reindel LLP $56,692 and $31,875 for legal services.

      As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of Founding Trustee Emeritus. For his service in such capacity, the Trust paid him $2,500 in each of the first quarters of fiscal 2008 and 2007.

(4) Employee Benefit Plan:
    ----------------------

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

         Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. After the close of the fiscal year, on November 23, 2007, N.V. Nederlandse Gasunie (the state owned Dutch gas distribution company) announced that it had reached an agreement with BEB regarding the purchase by Gasunie of BEB's North German gas distribution and transmission network. Preliminary informal discussions with OEG personnel indicate that the pipeline sale should not affect the method of royalty calculations.

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

         For unit owners, changes in the value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into dollars at the time of their transfer from Germany to the United States. A higher exchange rate would yield more dollars and a lower exchange rate fewer dollars. The long term impact relates to the mechanism of gas pricing. Since oil on the international market is priced in dollars, a weaker Euro would mean that oil imported into Germany is more expensive.
A stronger Euro would mean that oil imported into Germany is less expensive. These changes in the price of oil in Germany are subsequently reflected in the price of light heating oil, which is used as a component in the calculation of gas prices in the contracts under which the gas is sold.
The changes in German domestic light heating oil prices are in turn reflected in gas prices with a built-in delay of three to six months.

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


Results: First Quarter Fiscal 2008 Versus First Quarter Fiscal 2007
-------------------------------------------------------------------

         Net Trust income for the first quarter of fiscal 2008 was $6,979,325 as compared to $8,260,186 for the first quarter of fiscal 2007. This level of income permitted a distribution of 76 cents per unit which was paid on February 27, 2008 to owners of record as of February 15, 2008. Gross royalty income of $7,215,083 for the quarter ended January 31, 2008 decreased by 14.95% from gross royalty income of $8,483,387 received during last year's equivalent period. This royalty income was based on sales of gas, oil and sulfur from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2007.

         In comparison to the first quarter of fiscal 2007, the combination of lower gas sales and lower gas prices reduced gross royalty income in Euros by 24.44%. When the positive impact of the higher average exchange rates were factored in, gross royalty income in dollars decreased by the 14.95% mentioned above.

         For the quarter just ended, gas sales under the Mobil Agreement decreased by 18.62% to 14.251 billion cubic feet ("Bcf") from 17.512 Bcf in the first quarter of fiscal 2007. For the same period, the average price of gas sold under the Mobil Agreement decreased 7.93% to 2.0876 Euro cents/Kwh ("Ecents/Kwh") from 2.2673 Ecents/Kwh in the first quarter of fiscal 2007. The combination of these two factors resulted in a decline of 24.60% in the amount of royalties in Euros received under the Mobil Agreement during the first quarter of fiscal 2008. When the impact of the higher average value of the Euro is considered, amount of royalties in Euros received under the Mobil Agreement during the first quarter of fiscal 2008 declined by 15.16%.

         For the quarter just ended, overall gas sales covered under the OEG Agreement decreased by 17.30% to 34.716 Bcf from 41.976 Bcf in the first quarter of fiscal 2007. For the same period, the average price of gas sold under the OEG Agreement decreased 8.73% to 2.1921 Ecents/Kwh from 2.4017 Ecents/Kwh. The combination of these two factors resulted in a decline of 24.06% in the amount of royalties in Euros received under the OEG Agreement during the first quarter of fiscal 2008. When the impact of the higher average value of the Euro is considered, amount of royalties in Euros received under the OEG Agreement during the first quarter of fiscal 2008 declined by 14.44%.

         While gas prices continued to show declines when compared to the prior year's equivalent period, gas prices have increased from their recent low point in the third quarter of fiscal 2007. From the third quarter of fiscal 2007 through the first quarter of fiscal 2008, the average prices of gas under the Mobil and OEG Agreements increased 37.71% and 16.76%, respectively.

         Based on the conversion and transfer of the royalties paid during the quarter under both the Mobil and OEG Agreements, the weighted average values of the Euro increased 12.52% and 12.67% to dollar equivalent values of $1.4693 and $1.4697, respectively. If we apply this weighted average value to the average price of gas during the quarter just ended, we can convert the average gas prices into more familiar terms. For the first quarter of fiscal 2008, the average gas prices for gas sold under both the

Mobil and OEG Agreements were $8.83/Mcf and $9.06/Mcf respectively. The corresponding prices for the first quarter of fiscal 2007 were $8.51/Mcf and $8.80/Mcf respectively.

         Trust expenses for the first quarter of fiscal 2008 were $269,113, a decrease of $7,781 or 2.8% from the prior year. Interest income decreased, reflecting both the reduced funds available for investment and the lower interest rates on those funds.

         The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2008 compared to that at fiscal year end
(October 31, 2007) shows an increase in assets due to higher royalty receipts during the quarter.

                   -----------------------------------

         This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward looking statements. These include uncertainties concerning levels of gas production and gas prices, general economic conditions and currency exchange rates and the risks described in Item 1A, "Risk Factors," in the Trust's Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Actual results and events may vary significantly from those discussed in the forward looking statements.



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

         The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2008. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2008.

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


                      PART II -- OTHER INFORMATION
                      ----------------------------

Item 5.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         The Annual Meeting of Unit Owners was held on February 13, 2008. The following persons were elected as Trustees of the Trust to serve until the next Annual Meeting of Unit Owners:

           Robert P. Adelman (7,861,154 votes for; 146,311 withheld) Samuel M. Eisenstat (7,937,547 votes for; 69,918 withheld) Lawrence A. Kobrin (7,886,994 votes for; 120,471 withheld) Willard B. Taylor (7,921,897 votes for; 85,568 withheld)
           Rosalie J. Wolf      (7,936,111 votes for;  71,354 withheld)

         In addition to voting for the Trustees of the Trust, two sets of amendments to the Trust Agreement were proposed for approval by the Unit Owners. Each of these sets of amendments were approved by the Unit Owners.

         The first set of amendments clarified that units of beneficial interest in the Trust may be issued in uncertificated or book entry form. The results of the voting on this set of amendments are as follows:

    (7,789,373 votes for; 120,392 votes against and 97,700 votes abstained)

         The second set of amendments provided that the Trust shall have a perpetual life. The results of the voting on this set of amendments are as follows:

    (7,854,172 votes for; 76,742 votes against and 76,551 votes abstained)


         North European Oil Royalty Trust has rescheduled the date of the 2009 annual meeting from February 13, 2009 to February 10, 2009. The dates for submission of proposals by unit owners remain as set forth in the proxy statement dated January 10, 2008.

Item 6.   Exhibits.
          --------


             Exhibit 3. North European Oil Royalty Trust Agreement, dated September 10, 1975, as amended through February 13, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008 (File No. 0-8378)).

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

Dated: February 28, 2008