Form 10-Q
period 2008-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2008-05-30
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2008    or

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer           Accelerated filer   X
                               -----                      -----

      Non-accelerated filer             Smaller reporting company
                             -----                                 -----



           Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).    Yes        No   X
                                                       -----     -----


Class                                     Outstanding at April 30, 2008
----------------------------              ------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      April 30, 2008 AND OCTOBER 31, 2007
                      -----------------------------------

                                                2008                2007
                                         -----------------   ----------------
                                            (unaudited)
Current assets - - Cash and
  cash equivalents (Note 1)                 $ 9,074,525          $ 5,912,620

Producing gas and oil royalty rights,
  net of amortization (Notes 1 and 2)                 1                    1
                                            ------------         ------------
Total Assets                                $ 9,074,526          $ 5,912,621
                                            ============         ============

Current liabilities - - Distributions
  to be paid to unit owners                 $ 9,006,778          $ 5,881,978

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           67,747               30,642
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 9,074,526          $ 5,912,621
                                            ============         ============






















                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
           ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED APRIL 30, 2008 AND 2007
             --------------------------------------------------

                                                2008                2007
                                           --------------      --------------
                                                      (unaudited)
German gas, sulfur and oil
  royalties received                        $ 9,360,976          $ 7,544,543

Interest income                                  26,979               57,210

Trust expenses                                 (338,549)            (268,312)
                                            ------------         ------------
     Net income                             $ 9,049,406          $ 7,333,441
                                            ============         ============

Net income per unit                            $ .98                $ .80
                                               ======               ======

Distributions per unit to be paid
  to unit owners                               $ .98                $ .80
                                               ======               ======






























                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ------------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007
               -------------------------------------------------

                                                2008                2007
                                         -----------------   -----------------
                                                      (unaudited)
German gas, sulfur and oil
  royalties received                        $16,576,059          $16,027,930

Interest income                                  60,334              110,903

Trust expenses                                 (607,662)            (545,206)
                                            ------------         ------------
     Net income                             $16,028,731          $15,593,627
                                            ============         ============

Net income per unit                            $1.74                $1.70
                                               ======               ======

Distributions per unit paid or
   to be paid to unit owners                   $1.74                $1.69
                                               ======               ======































                 The accompanying notes are an integral part
                       of these financial statements.

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 31, 2008 AND 2007
                ------------------------------------------------

                                                2008                2007
                                         -----------------   ----------------
                                                      (unaudited)

Balance, beginning of period                $    30,642          $    35,590

Net income                                   16,028,731           15,593,627
                                            ------------         ------------

                                             16,059,373           15,629,217

Less:


  Current year distributions paid or
  to be paid to unit owners                  15,991,626           15,532,097
                                            ------------         ------------

Balance, end of period                      $    67,747          $    97,120
                                            ============         ============





























                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2008 AND 2007
                ------------------------------------------------

                                                2008                2007
                                          -----------------   ---------------
                                                      (unaudited)
Sources of cash and cash equivalents:
------------------------------------

  German gas, sulfur and oil royalties      $16,576,059          $16,027,930

  Interest income                                60,334              110,903
                                            ------------         ------------
                                             16,636,393           16,138,833
                                            ------------         ------------
Uses of cash and cash equivalents:
---------------------------------

  Payment of Trust expenses                     607,662              545,206

  Distributions paid                         12,866,826           15,348,285
                                            ------------         ------------
                                             13,474,488           15,893,491
                                            ------------         ------------
Net increase (decrease) in cash and
  cash equivalents during the period          3,161,905              245,342

Cash and cash equivalents,
  beginning of period                         5,912,620            7,204,250
                                            ------------         ------------
Cash and cash equivalents,
  end of period                             $ 9,074,525          $ 7,449,592
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

    Net income per unit -
    -------------------
      Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2008 and 2007, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $4,824 and $3,134 in the second quarter of fiscal 2008 and 2007, respectively. For such office space and office services, the Trust reimbursed the Managing Director $13,746 and $10,763 in the first six months of fiscal 2008 and 2007, respectively.

      As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For the second quarter of fiscal 2008 and 2007, the Trust paid Cahill Gordon & Reindel LLP $28,687 and $8,732 for legal services, respectively. For the first six months of fiscal 2008 and 2007, the Trust paid Cahill Gordon & Reindel LLP $85,379 and $40,607 for legal services, respectively.

      As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of Founding Trustee Emeritus. For his service in such capacity, he earned $2,500 in each of the second quarters of fiscal 2008 and 2007 and $5,000 in the first six months of fiscal 2008 and 2007.

(4) Employee Benefit Plan:
    ---------------------

      The Trust has established a savings incentive match plan for employees
        (SIMPLE IRA) that is available to all employees of the Trust, including the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective as of January 1, 2008.

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

     The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp. ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

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

     Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust.
On November 23, 2007, N.V. Nederlandse Gasunie (the state owned Dutch gas distribution company) announced that it had reached an agreement with BEB regarding the purchase by Gasunie of BEB's North German gas distribution and transmission network. Preliminary informal discussions with OEG personnel indicate that the pipeline sale should not affect the method of royalty calculations. The Trust is continuing discussions with the operator both to obtain a formal confirmation that the sale will not affect the method of royalty calculation and to fully understand the impact, if any, of the pipeline sale on future royalty income.

     The Trust also receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. The German authorities have requested that the operating companies conduct a reservoir analysis to determine whether the royalties are being properly allocated based on the locations of the gas reserves. Until such time as this issue is settled, the payment of royalties from Grosses Meer has been suspended. For fiscal 2007, total royalties from Grosses Meer received by the Trust were less than $80,000.

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

     For unit owners, changes in the value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into dollars at the time of their transfer from Germany to the United States. A higher exchange rate would yield more dollars and a lower exchange rate fewer dollars. The long-term impact relates to the mechanism of gas pricing. Since oil on the international market is priced in dollars, a weaker Euro would mean that oil imported into Germany is more expensive. A stronger Euro would mean that oil imported into Germany is less expensive. These changes in the price of oil in Germany are subsequently reflected in the price of light heating oil, which is used as a component in the calculation of gas prices in the contracts under which the gas is sold. The changes in German domestic light heating oil prices are in turn reflected in gas prices with a built-in delay of three to six months.

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


Results: Second Quarter of Fiscal 2008 Versus Second Quarter of Fiscal 2007
---------------------------------------------------------------------------

     For the second quarter of fiscal 2008, the Trust's net income was $9,049,406, an increase of 23.40% from the net income of $7,333,441 for the second quarter of fiscal 2007. Royalties received for the second quarter of fiscal 2008 were $9,360,976, an increase of 24.1% as compared to $7,544,543 for the second quarter of fiscal 2007. These royalties were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2008. A distribution of 98 cents per unit was paid on May 28, 2008 to owners of record as of May 16, 2008.

     The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. For the second quarter of fiscal 2008, a combination of higher gas prices and higher average exchange rates under both the Mobil and the OEG Agreements more than offset the decline in gas sales and resulted in the increase in the amount of royalties received.

     For the quarter just ended, the average price of gas sold under the Mobil Agreement increased 14.66% to 2.2876 Eurocents/Kwh ("Ecents/Kwh") from
1.9950 Ecents/Kwh in the second quarter of fiscal 2007. Based on the transfer from Germany of royalties received under the Mobil Agreement, the average value of the Euro for the quarter just ended increased 15.10% to a dollar equivalent of $1.5333 from $1.3321 for the second quarter of fiscal 2007. For the quarter just ended, under the Mobil Agreement gas sales decreased 18.22% to 14.004 billion cubic feet ("Bcf") from 17.125 Bcf in the second quarter of fiscal 2007. Converting the average gas prices using the average exchange rate into more familiar terms yields an average gas price under this agreement of $10.10 per thousand cubic feet ("Mcf") compared to $7.64/Mcf for the second quarter of fiscal 2007.

     For the quarter just ended, the average price of gas sold under the OEG Agreement increased 3.35% to 2.3809 Ecents/Kwh from 2.3038 Ecents/Kwh in the second quarter of fiscal 2007. Based on the transfer from Germany of royalties received under the OEG Agreement, the average value of the Euro for the quarter just ended increased 16.06% to a dollar equivalent of $1.5432 from $1.3297 for the second quarter of fiscal 2007. For the quarter just ended, under the OEG Agreement gas sales decreased 16.88% to 33.680 Bcf from
40.518 Bcf in the second quarter of fiscal 2007. Converting the average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreement of $10.33/Mcf compared to $8.60/Mcf for the second quarter of fiscal 2007.

     For the quarter just ended, Trust interest income decreased 52.84% to $26,979 from $57,210 in the second quarter of fiscal 2007, reflecting both the reduced funds available for investment and the decline in interest rates applicable during the period. Trust expenses for the second quarter of fiscal 2008 increased 26.18% or $70,237 to $338,549 primarily due to costs associated with the biennial review of the German operating companies.

     The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2008, compared to that at fiscal year end (October 31, 2007), shows an increase in assets due to the higher royalty receipts during the second quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007.


Results: First Six Months of Fiscal 2008 Versus
         First Six Months of Fiscal 2007
------------------------------------------------

     For the six month period, the Trust's net income was $16,028,731, an increase of 2.79% from the net income of $15,593,627 for last year's equivalent period. Royalties received for the first six months of fiscal 2008 were $16,576,059, an increase of 3.4% as compared to $16,027,930 for the first six months of fiscal 2007. These royalties were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2007 and the first calendar quarter of 2008. For the six month period ended April 30, 2008 total distributions were equal to $1.74 per unit compared to total distributions of $1.69 for the first six months of fiscal 2007.

     For the first six months of fiscal 2008, a combination of higher gas prices under the Mobil Agreement and higher average exchange rates under both the Mobil and OEG Agreements more than offset the lower gas prices under the OEG Agreement and the decline in gas sales under both agreements and resulted in the increase in the amount of royalties received.

     For the six months just ended, the average price of gas sold under the Mobil Agreement increased 2.53% to 2.1867 Ecents/Kwh from 2.1327 Ecents/Kwh in the first six months of fiscal 2007. Based on the transfer from Germany of royalties received under the Mobil Agreement, the average value of the Euro for the six months just ended increased 14.00% to a dollar equivalent of $1.5025 from $1.3180 for the first six months of fiscal 2007. For the six months just ended, under the Mobil Agreement gas sales decreased 18.43% to
28.255 Bcf from 34.637 Bcf in the first six months of fiscal 2007.
Converting the average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreements of $9.46/Mcf compared to $8.08/Mcf for the first six months of fiscal 2007.

     For the six months just ended, the average price of gas sold under the OEG Agreement decreased 2.91% to 2.2851 Ecents/Kwh from 2.3536 Ecents/Kwh in the first six months of fiscal 2007. Based on the transfer from Germany of royalties received under the OEG Agreement, the average value of the Euro for the quarter just ended increased 14.50% to a dollar equivalent of $1.5075 from $1.3166 for the first six months of fiscal 2007. For the six months just ended, under the OEG Agreement gas sales decreased 17.09% to 68.395 Bcf
from 82.493 Bcf in the first six months of fiscal 2007.   Converting the
average gas prices using this average exchange rate into more familiar terms yields an average gas price under this agreement of $9.69/Mcf compared to $8.70/Mcf for the first six months of fiscal 2007.

     Interest income for the six month period declined 45.60% to $60,334 from $110,903 in the first six months of fiscal 2007, reflecting the decreased funds available for investment and the decrease in interest rates applicable during the period. Trust expenses for the six month period increased 11.46% or $62,456 to $607,662 in comparison to the prior year's equivalent period primarily due to costs associated with the biennial review of the German operating companies.


Report on Drilling and Geophysical Work
---------------------------------------

     The Trust's German consultant, Alfred Stachel, met with representatives of the operating companies recently to inquire about planned and proposed drilling and geophysical work for 2008 and beyond and other general matters. The following is a summary of Mr. Stachel's account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, the operating companies are not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

     The operating companies reported to Mr. Stachel that the drilling program is being continued with three wells (all located in eastern Oldenburg) planned for calendar 2008. Goldenstedt Z-7a, which had already found gas in the Carboniferous zone but had encountered a technical problem when the drill string became lodged and could not be extricated, resumed drilling in March 2008. The third sidetrack for this well will re-drill the reservoir section and will be the second well completed with the intention of exploiting the tight Carboniferous gas zone. The Carboniferous zone is a sweet gas zone located below the Zechstein (sour gas) zone. Due to the nature of this zone, the horizontal deviations along with multiple hydraulic fracturing treatments are normally required to increase production to an economic level. Following the completion of the drilling of Goldenstedt Z-7a, the drilling rig will be moved to the second well, Varnhorn Z-7a, which will further explore the Carboniferous zone and is scheduled to begin drilling in June 2008. If Varnhorn Z-7a tests positive for gas, additional work comprised of individual hydraulic fracturing treatments will be conducted along its horizontal length before it enters production. The final well for 2008 is Sage Z-5, which is planned to delineate the existing gas field and improve gas recovery from the Zechstein zone. Sage Z-5 is a new well site and has not been finalized as to location. This well will be drilled as a slanted borehole with a horizontal reservoir section of 1,500 meters. Drilling is tentatively scheduled to begin in the fall of 2008.

     In addition to these wells planned for 2008, 3 additional wells (Goldenstedt Z-10 and Z-23 and Cappeln Z-6) are in the early planning stages to develop additional areas of the Carboniferous zone, and 4 infill wells (Quadmoor Z-5, Visbek Z-16a, Brinkholz Z-5 and Goldenstedt Z-16a) are under consideration to further develop the Zechstein (sour gas) zone. Since the

Zechstein zone is characterized by low porosity, these infill wells have the potential of developing new reserves that could not be reached by existing wells. A final well, Hemmelte NW T 1, is also in the early planning stages for some point beyond 2008, perhaps mid 2009. While this well was initially intended to explore both the Bunter (sweet gas) and Zechstein zones, it has been scaled back to just the Bunter zone. A later separate well will be drilled to access the deeper Zechstein zone. Since the planning for all these wells is in its earliest stages and the availability of drilling rigs in Germany is limited, this drilling program will likely be spread over several years.

     The processing and interpretation of earlier seismic work covering the Quadmoor, Rechterfeld, Sagermeer, Brinkholz, Goldenstedt, Visbek and Oythe fields is continuing. Additionally, the operators plan to complete reservoir models for Goldenstedt, Visbek, Quadmoor, Woestendollen, Rechterfeld, Varnhorn, Doetlingen, Brinkholz, Brettorf and Neerstedt. This work provides detailed information regarding depth, location and extent of potential gas bearing structures and provides insight into how best to develop the available reserves within these fields through further drilling, including infill, exploratory and horizontal.

     According to the long-term inspection and maintenance schedule, a four week period of maintenance work has been scheduled for the Grossenkneten desulfurization plant from May 23 to June 26, 2008. During this period, normal operations and thru-put of the plant are normally reduced by approximately one-third.


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

     The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2008. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2008.

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.




                      Part II -- OTHER INFORMATION
                      ----------------------------


Item 5.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Annual Meeting of Unit Owners was held on February 13, 2008. The results of the voting for the election of Trustees and two amendments to the Trust Agreement are set forth in the Trust's 10-Q for the first quarter of fiscal 2008, which was filed on February 28, 2008.



Item 6.   Exhibits.
          --------

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

Dated: May 30, 2008