Form 10-Q
period 2008-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2008-08-28
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2008    or

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


Class                                     Outstanding at July 31, 2008
----------------------------              ------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2008 AND OCTOBER 31, 2007
                      ----------------------------------

                                                2008                2007
                                         -----------------   ----------------
                                            (Unaudited)
Current assets - - Cash and
  cash equivalents                          $ 8,294,606          $ 5,912,620

Producing gas and oil royalty rights,
  net of amortization (Notes 1 and 2)                 1                    1
                                            ------------         ------------
Total Assets                                $ 8,294,607          $ 5,912,621
                                            ============         ============


Current liabilities - - Distributions
 to be paid to unit owners                  $ 8,179,625          $ 5,881,978



Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          114,981               30,642
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 8,294,607          $ 5,912,621
                                            ============         ============




















                The accompanying notes are an integral part
                      of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007
             -------------------------------------------------

                                                2008                2007
                                         -----------------   ----------------
                                                      (Unaudited)
German gas, oil and sulfur
  royalties received                        $ 8,463,341          $ 5,402,889
                                            ------------         ------------
Interest income                                  17,332               57,459
                                            ------------         ------------
Trust expenses                                 (253,814)            (195,843)
                                            ------------         ------------
  Net income                                $ 8,226,859          $ 5,264,505
                                            ============         ============


Net income per unit                            $ .90                $ .57
                                               ======               ======

Distributions per unit paid or
  to be paid to unit owners                    $ .89                $ .58
                                               ======               ======





























                The accompanying notes are an integral part
                      of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ------------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2008 AND 2007
               --------------------------------------------------

                                                2008                2007
                                         -----------------   -----------------
                                                      (Unaudited)
German gas, oil and sulfur
  royalties received                        $25,039,400          $21,430,819
                                            ------------         ------------
Interest income                                  77,666              168,362
                                            ------------         ------------
Trust expenses                                 (861,476)            (741,048)
                                            ------------         ------------
     Net income                             $24,255,590          $20,858,133
                                            ============         ============


Net income per unit                            $2.64                $2.27
                                               ======               ======

Distributions per unit paid or
  to be paid to unit owners                    $2.63                $2.27
                                               ======               ======





























                The accompanying notes are an integral part
                      of these financial statements.

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2008 AND 2007
                ------------------------------------------------

                                                2008                2007
                                         -----------------   ----------------
                                                      (Unaudited)

Balance, beginning of period                $    30,642          $    35,590

Net income                                   24,255,590           20,858,133
                                            ------------         ------------
                                             24,286,232           20,893,723

Less:

  Current year distributions paid or
  to be paid to unit owners                  24,171,251           20,862,639
                                            ------------         ------------


Balance, end of period                      $   114,981          $    31,084
                                            ============         ============






























                The accompanying notes are an integral part
                      of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2008 AND 2007
                ------------------------------------------------

                                                2008                2007
                                          -----------------   ---------------
                                                      (Unaudited)
Sources of cash and cash equivalents:

  German gas, oil and sulfur royalties      $25,039,400          $21,430,819

  Interest income                                77,666              168,362
                                            ------------         ------------
                                             25,117,066           21,599,181
                                            ------------         ------------
Uses of cash and cash equivalents:

  Payment of Trust expenses                     861,476              741,048

  Distributions paid                         21,873,604           22,700,757
                                            ------------         ------------
                                             22,735,080           23,441,805
                                            ------------         ------------
Net increase (decrease) in cash and
  cash equivalents during the period          2,381,986           (1,842,624)

Cash and cash equivalents,
  beginning of period                         5,912,620            7,204,250
                                            ------------         ------------
Cash and cash equivalents, end of period    $ 8,294,606          $ 5,361,626
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

      From time to time, the amounts deposited in the Trusts bank accounts may exceed the federally-insured limit.

    Net income per unit -
    -------------------
      Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2008 and 2007, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $7,494 and $6,985 in the third quarter of fiscal 2008 and 2007, respectively. For such office space and office services, the Trust reimbursed the Managing Director $21,240 and $17,748 in the first nine months of fiscal 2008 and 2007, respectively.

     As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For the third quarter of fiscal 2008 and 2007, the Trust paid Cahill Gordon & Reindel LLP $15,685 and $12,589 for legal services, respectively. For the first nine months of fiscal 2008 and 2007, the Trust paid Cahill Gordon & Reindel LLP $101,064 and $53,195 for legal services, respectively.

     As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of Founding Trustee Emeritus. For his service in such capacity, he earned $2,500 in the third quarters of fiscal 2008 and 2007 and $7,500 in the first nine months of fiscal 2008 and 2007.

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

     The Mobil Agreement also provides for the payment of a 2% royalty on gross receipts from sales of sulfur provided the sulfur price is above a level determined through the application of an index to the price of sulfur at the time the Mobil Agreement was amended in 1979. The Trust had received no sulfur royalties under this agreement for over ten years until the preceding fiscal quarter. In the second and third quarters of fiscal 2008, the Trust received $259,771 and $266,168, respectively. The reason behind this sudden resumption in payments has been the substantial increase in sulfur commodity prices. The Trust is unable to determine how long sulfur prices will remain above the threshold price level and thus how long these sulfur royalties may continue.

     Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. On November 23, 2007, N.V. Nederlandse Gasunie (the state owned Dutch gas distribution company) announced that it had reached an agreement with BEB regarding the purchase by Gasunie of BEB's North German gas distribution and transmission network. Preliminary informal discussions with OEG personnel indicate that the pipeline sale should not affect the method of royalty calculations. The Trust is continuing discussions with the operator to obtain a formal confirmation that the sale will not affect the method of royalty calculation.

     The Trust also receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. The German authorities have requested that the operating companies conduct a reservoir analysis to determine whether the royalties are being properly allocated based on the locations of the gas reserves. Until such time as this issue is settled, the payment of royalties from Grosses Meer has been suspended. In fiscal 2007, the Trust received $79,348 in total royalties from Grosses Meer. In fiscal 2008, the Trust received $37,612 in royalties in the first quarter from Grosses Meer.

     The gas is sold to various distributors under long-term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. These contracts are reviewed periodically on behalf of the Trust by Ernst & Young AG to verify the correctness of application of the Agreement formulas for the computation of royalty payments.

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


Results: Third Quarter of Fiscal 2008 Versus Third Quarter of Fiscal 2007
-------------------------------------------------------------------------

     For the third quarter of fiscal 2008, the Trust's net income was $8,226,859, an increase of 56.27% from the net income of $5,264,505 for the third quarter of fiscal 2007. Gross royalties received for the third quarter of fiscal 2008 were $8,463,341, an increase of 56.64% as compared to $5,402,889 for the third quarter of fiscal 2007. These royalties were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2008. A distribution of 89 cents per unit was paid on August 27, 2008 to owners of record as of August 14, 2008.

     The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour ("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). The primary factor affecting royalty revenue for the quarter just ended was the increase in gas prices under both the Mobil and the OEG Agreements. In addition, in comparison to the third quarter of fiscal 2007, the higher average value of the Euro relative to the dollar increased the number of dollars received when the royalties paid in Euros were converted to dollars at the time of their transfers to the U.S. The increase in gas prices along with the higher average value of the Euro more than offset the decline in gas sales under both royalty agreements.

         Factors Affecting Royalties Paid under the Mobil Agreement
         ----------------------------------------------------------

                         Third Fiscal Qtr.    Third Fiscal Qtr.    Percentage
                          Ended 7/31/2008      Ended 7/31/2007       Change
                         ----------------     ----------------     ----------
Gas Sales (Bcf)             12.314 Bcf           16.177 Bcf          -23.88%
Gas Prices (Ecents/Kwh)  2.4704 Ecents/Kwh    1.5159 Ecents/Kwh      +62.96%
Gas Prices ($/Mcf)          $11.16/Mcf           $5.90/Mcf           +89.15%
Aver. Euro Exchange Rate     $1.5688             $1.3540             +15.86%


     If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 39.66% of all gas sales. However, royalties on these gas sales provided approximately 71.98% or $5,498,327 out of a total of $7,638,955 in Oldenburg royalties attributable to gas.


         Factors Affecting Royalties Paid under the OEG Agreement
         --------------------------------------------------------

                         Third Fiscal Qtr.    Third Fiscal Qtr.    Percentage
                          Ended 7/31/2008      Ended 7/31/2007       Change
                         ----------------     ----------------     ----------
Gas Sales (Bcf)             31.045 Bcf           37.982 Bcf          -18.26%
Gas Prices (Ecents/Kwh)  2.5699 Ecents/Kwh    1.8774 Ecents/Kwh      +36.89%
Gas Prices ($/Mcf)          $11.35/Mcf           $7.10/Mcf           +59.89%
Aver. Euro Exchange Rate     $1.5730             $1.3455             +16.91%


     During fiscal 2007, the operating companies performed no maintenance on the Grossenkneten desulfurization plant. However, during the quarter just ended, the operating companies conducted a six-week maintenance program on this plant. During this period one-third of the plant was shut down for two weeks on a rotating basis until the maintenance was completed. Sweet gas production is normally reduced during the summer months due to a general decline in demand. With the reduction in gas sold during the warmer summer period, the partial shutdown at Grossenkneten had a significant impact on the remaining gas sales.

     Interest income was lower reflecting the decline in interest rates applicable during the period. For the quarter just ended, Trust interest income decreased 69.84% to $17,332 from $57,459 in the third quarter of fiscal 2007. Trust expenses for the third quarter of fiscal 2008 increased 29.60% or $57,971 to $253,814 in comparison to the prior year's equivalent
period.   The increase in costs is related to the biennial examination of the
German operating companies' royalty payments and various legal matters related thereto.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2008, compared to that at fiscal year-end (October 31, 2007), shows an increase in assets due to the higher royalty receipts during the third quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007.

Results: First Nine Months of Fiscal 2008 Versus
------------------------------------------------
         First Nine Months of Fiscal 2007
         --------------------------------

     For the nine month period, the Trust's net income was $24,255,590, an increase of 16.29% from the net income of $20,858,133 for last year's equivalent period. Gross royalties received for the first nine months of fiscal 2008 were $25,039,400, an increase of 16.84% as compared to $21,430,819 for the first nine months of fiscal 2007. These royalties were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2007 and the first two calendar quarters of 2008. For the nine month period ended July 31, 2008, total distributions were equal to $2.63 per unit compared to total distributions of $2.27 for the first nine months of fiscal 2007.

     The primary factors affecting royalty revenue for the nine months just ended were increases in gas prices, increases in average exchange rates and declines in gas sales under both the Mobil and the OEG Agreements. The combination of these factors, particularly with regard to gas prices under the Mobil Agreement, contributed to the increase in net income and cumulative distribution payable.

         Factors Affecting Royalties Paid under the Mobil Agreement
         ----------------------------------------------------------

                            Nine Months          Nine Months       Percentage
                          Ended 7/31/2008      Ended 7/31/2007       Change
                         ----------------     ----------------     ----------
Gas Sales (Bcf)             40.569 Bcf           50.814 Bcf          -20.16%
Gas Prices (Ecents/Kwh)  2.2729 Ecents/Kwh    1.9364 Ecents/Kwh      +17.38%
Gas Prices ($/Mcf)          $9.98/Mcf            $7.38/Mcf           +35.23%
Aver. Euro Exchange Rate     $1.5244             $1.3269             +14.88%


     If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the nine months just ended, gas sales from western Oldenburg accounted for only 40.80% of all gas sales. However, royalties on these gas sales provided approximately 72.45% or $16,190,326 out of a total of $22,347,326 in Oldenburg royalties attributable to gas.


         Factors Affecting Royalties Paid under the OEG Agreement
         --------------------------------------------------------

                            Nine Months          Nine Months       Percentage
                          Ended 7/31/2008      Ended 7/31/2007       Change
                         ----------------     ----------------     ----------
Gas Sales (Bcf)             99.441 Bcf          120.476 Bcf          -17.46%
Gas Prices (Ecents/Kwh)  2.3739 Ecents/Kwh    2.2034 Ecents/Kwh       +7.74%
Gas Prices ($/Mcf)          $10.21/Mcf           $8.19/Mcf           +24.66%
Aver. Euro Exchange Rate     $1.5296             $1.3242             +15.51%

     During fiscal 2007, the operating companies performed no maintenance on the Grossenkneten desulfurization plant. However, during the quarter just ended, the operating companies conducted a six-week maintenance program on this plant. During this period one-third of the plant was shut down for two weeks on a rotating basis until the maintenance was completed. In addition to the impact of this shutdown, the decline in gas sales for the nine months just ended can be partially explained by a general decline in energy demand within Germany.

     Interest income was lower reflecting the decline in interest rates applicable during the period. Interest income for the nine month period decreased 53.87% to $77,666 from $168,362 in the first nine months of fiscal 2007. Trust expenses for the nine month period increased 16.25% or $120,428 to $861,476 in comparison to the prior year's equivalent period. The increase in expenses resulted primarily from an increase in legal expenses related to the amendments to the Trust Agreement presented in the most recent proxy and an increase in costs related to the biennial examination of the German operating companies' royalty payments and various legal matters related thereto.


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

     The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2008.

     There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 28, 2008