Form 10-K
period 2008-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2008-12-30
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2008 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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
                                                   -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X   .
                             -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer   X
                        -----                         -----

Non-accelerated filer               Smaller reporting company
                      -----                                   -----


Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 30, 2008, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $337,110,841 on such date.

As of December 29, 2008, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement dated January 9, 2009 for the annual meeting to be held on February 10, 2009.

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

                                PART II

Item 5.   Market for Registrant's Units of Beneficial Interest,
           Related Unit Owner Matters and Trust Purchases of Units
           of Beneficial Interest...................................... 14
Item 6.   Selected Financial Data...................................... 16
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.. 25
Item 8.   Financial Statements and Supplementary Data.................. 26
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 36
Item 9A.  Controls and Procedures...................................... 36
Item 9B.  Other Information............................................ 38

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance....... 39
Item 11.  Executive Compensation....................................... 39
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.................. 39
Item 13.  Certain Relationships and Related Transactions, and Director
           Independence................................................ 39
Item 14.  Principal Accountant Fees and Services....................... 40

                                PART IV

Item 15.  Exhibits and Financial Statement Schedules................... 40
Signatures............................................................. 41

Exhibit Index.......................................................... 42

                                PART I


Item 1.  Business.
         --------

     (a)  General Development of Business.
          -------------------------------

          Registrant (the "Trust") is a grantor trust which, on behalf of the owners of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of Exxon Mobil Corp. ("Exxon Mobil") and the Royal Dutch/Shell Group of Companies ("Royal Dutch/Shell Group"). Under these contracts the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur. See Item 2 of this Report for descriptions of certain of these contracts.

          The royalty rights were received by the Trust from North European Oil Company (the "Company") upon dissolution of the Company in September 1975. The Company was organized in 1957 as the successor to North European Oil Corporation (the "Corporation"). The Trust is administered by trustees (the "Trustees") under an Agreement of Trust dated September 10, 1975, as amended (the "Trust Agreement").

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

          During the past several years, the Securities and Exchange Commission (the "SEC") finalized rules implementing legislation concerning governance matters for publicly held entities that was passed as part of the Sarbanes-Oxley Act of 2002 ("SOX"). The Trust is complying with the requirements of the SEC and SOX and at this time, the Trustees have chosen not to request any relief from those provisions based on the passive nature of the Trust. In that connection, the Trustees have directed that certain of the additional statements and disclosures set forth or incorporated by reference in this Report, which the SEC requires of corporations, be made even though some of such statements and disclosures might not now or in the future be required to be made by the Trust.

          In addition, the New York Stock Exchange (the "NYSE"), where units of beneficial interest of the Trust are listed for trading, has adopted additional corporate governance rules as set forth in Section 303A of the NYSE Listed Company Manual. Most of the governance requirements promulgated by the NYSE are not applicable to the Trust which is a passive entity acting as a royalty trust and holds only overriding royalty rights. The Trust does not engage in any operating or active business. The Trustees have, however, chosen to constitute an Audit and a Compensation Committee but may not necessarily do so in the future.


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

          The overriding royalty rights held by the Trust are derived from contracts and agreements originally entered into by German subsidiaries of the predecessor Corporation during the early 1930s. The Trust's primary royalty rights are based on government granted concessions and remain in effect as long as there are continued production activities and/or exploration efforts by the operating companies. It is generally anticipated that the operating companies will continue production where it remains economically profitable for them to do so. In addition, the Trust holds other royalty rights, which are based on leases which have passed their original expiration dates. These leases remain in effect as long as there is continued production or the lessor does not cancel the lease. Individual lessors will normally not seek termination of the rights originally granted because the leases provide for royalty payments to the lessors if sales of oil or gas result from discoveries made on the leased land. Additionally, termination by individual lessors would result in the escheat of mineral rights to the State.

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. Since January 2001, the operating companies have made royalty payments to the Trust exclusively in Euros. Once deposited in the Trust's bank account in Germany, the Euros are converted into U.S. dollars at the rate in effect on the date of transfer. The Trust does not engage in activities to hedge against currency risk and the fluctuations in the conversion rate impact its financial results. The Trust has not experienced any difficulty in effecting the conversion into U.S. dollars.

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

          The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from its royalty rights at either their present levels or otherwise. The Trust has no role in any of the operating companies' decision making processes, such as gas pricing, gas sales or exploration, which can impact royalty income. In addition, fluctuations in prices and supplies of gas and oil and the effect these fluctuations might have on royalty income to the Trust and on reserves net to the Trust cannot be accurately projected. Given these factors, along with the uncertainty in worldwide and local German economic conditions and the fact that the Trustees have no information beyond that information which is generally available to the public, the Trustees are unwilling to make any projections regarding future royalty income.

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


     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
------------

        The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2008.

     (e) Trustees and Executive Officers of the Trust.
         --------------------------------------------

          As specified in the Trust Agreement, the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. Robert P. Adelman, who is 78 years old, has served as Managing Trustee (non-executive) since November 1, 2006.

          Day-to-day matters are handled by the Managing Director, John R. Van Kirk, who also serves as CEO and CFO. John R. Van Kirk, who is 56 years old, has held the position of Managing Director of the Trust since November 1990. The Managing Director provides office space and services at cost to the Trust.

          In addition to the Managing Director, the Trust has one administrative employee in the United States. The Trust also maintains a part-time consultancy relationship with an expert in Germany from whom it receives reports on a regular basis. Because the Trust has only two employees, employee relations or labor contracts are not directly material to the business or income of the Trust. The Trustees have no information concerning employee relations of the operating companies.


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

          The current operating companies are under no obligation to continue operations in the royalty areas. The production and sale of proved producing reserves of natural gas, from which the Trust derives its royalties, reduces the amount of remaining reserves. If the operating companies do not perform additional development projects which replace at least a portion of the current production, the anticipated life of the Trust will not be extended and could be shortened. Absent further additions to the amount of proved producing reserves, production and sales will reach a point in the future where the level of sales will no longer be commercially viable and production will cease.


Trust reserve estimates depend on many assumptions that may prove to be
-----------------------------------------------------------------------
inaccurate, and these inaccuracies may cause errors in the reserve estimates.
----------------------------------------------------------------------------

          The value of Trust units may depend in part on the reserves attributable to the royalty areas. The calculations performed in the process of estimating proved producing reserves are inherently uncertain. The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment, and the assumptions used regarding the quantities of recoverable natural gas and the future prices of
crude oil and natural gas.   The Trust currently receives either monthly or
quarterly reports from the operating companies with respect to production and sales on either a well-by-well or a field-wide basis. The Trust also receives semi-annual reports from the operating companies with respect to current and planned drilling and exploration efforts. These reports are very limited in nature. The unified exploration and production venture, Exxon Mobil Production Deutschland GmbH ('EMPG'), which provides these reports to the Trust, continues to limit the information flow to that which is required by German law, and the Trust has no legal or contractual right to compel the issuance of additional information. The Trust's inability to compel the delivery of detailed information with respect to individual wells increases the possibility of inaccuracy in the petroleum engineering consultant's estimates of reserves.

          Actual production, revenues and expenditures by the operating companies for the royalty areas, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material.


The effects of fluctuations in prices of gas and oil and changes in worldwide
-----------------------------------------------------------------------------
and local economic conditions on the royalty income paid to the Trust cannot
----------------------------------------------------------------------------
be accurately projected.
-----------------------

          The Trust's distributions are highly dependent upon the prices realized from the sale of natural gas and a decrease in such prices could reduce the amount of cash distributions paid to unit owners.

          Oil and natural gas prices and demand for these products can fluctuate widely in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to these fluctuations include, among others: (1) worldwide and German economic conditions and levels of economic activity; (2) political and economic conditions in major oil producing regions, especially in the Middle East and Russia; (3) weather conditions; (4) the price of oil or natural gas imported into Germany; (5) the level of consumer demand in Germany; (6) the increasing role of alternate energy sources along with the German government's and European Union's role in promoting those sources; and (7) German and European Union governmental actions intended to broaden sources of energy supply.

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


Item 1B.  Unresolved Staff Comments.
          -------------------------

          None.


Item 2.  Properties.
         ----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of Exxon Mobil, or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, Exxon Mobil owns two-thirds of OEG and the Royal Dutch/Shell Group owns one-third of OEG. The Oldenburg concession (1,398,000 acres), covering virtually the entire former State of Oldenburg and located in the federal state of Lower Saxony, provides nearly 100% of the royalties received by the Trust. BEB Erdgas und Erdol GmbH ('BEB'), a joint venture in which Exxon Mobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. In 2002, Mobil Erdgas and BEB formed EMPG to carry out all exploration, drilling and production activities. All sales activities are still handled by either Mobil Erdgas or BEB.

       Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the 'Mobil Agreement'). Under the Mobil Agreement there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under said agreement. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement (as compared to the OEG Agreement described below) due to the higher royalty rate specified by that agreement. The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the indexed base price, no royalties are payable. Up until the second quarter of fiscal 2008, the Trust had not received any royalties from sulfur sales under the Mobil Agreement for over 10 years because the selling price was below the indexed base price. However, from that point forward, the average selling price for sulfur again exceeded the indexed base price and the payment of sulfur royalties under the Mobil Agreement resumed. Sulfur prices may or may not remain above the indexed base price.

          Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs as reported for state royalty purposes is deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. NV Nederlandse Gasunie (the state owned Dutch gas distribution company) has completed the purchase of BEB's North German gas distribution and transmission network. Preliminary informal discussions with OEG personnel indicate that the pipeline sale should not affect the method of royalty calculations. The Trust is seeking a formal confirmation that the sale will not affect the method of royalty calculation.

The Trust also holds through Mobil Erdgas a 2% royalty interest in oil and gas sales from acreage in Bavaria, and a 0.2117% royalty under the net interest of the Bayerische Mineral Industries A.G. ("BMI"), a subsidiary of Mobil Erdgas, in concessions in Bavaria. The net interest of BMI ranges from 16-1/2 to 100% of the sales, depending on the geographic region or area. Due to the absence of royalty income under these agreements, reserves from this area in Bavaria are not included in reserve calculations for this report year. While both Mobil Erdgas and BMI have suspended production in their concessions in Bavaria, the concessions remain even though there are no current exploration or development activities in these areas. No royalties have been received under these concessions since 1996.

          In addition to the areas of Oldenburg and Bavaria, the Trust also holds overriding royalties at various rates on a number of leases of various sizes in other areas of northwest Germany. At the present time, all but one of these leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, Grosses Meer, reserves from this lease are not included in reserve calculations for this report year. In addition, the German authorities have requested that the operating companies conduct a reservoir analysis at Grosses Meer to determine whether the royalties are being properly allocated based on the locations of the gas reserves. Until such time as this issue is settled, the payment of royalties from Grosses Meer has been suspended. Before the payment of royalties from the Grosses Meer lease was suspended, the Trust had received $79,348 and $37,612 in fiscal 2007 and fiscal 2008, respectively.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2008 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   31,986,309
Sulfur                                                   $    2,267,208
Oil                                                      $      391,642

                           BY GEOGRAPHIC AREA:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  28,457,308
Eastern Oldenburg                                        $   6,150,239
Non-Oldenburg Areas                                      $      37,612

                          BY OPERATING COMPANY:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                 $  24,255,084
BEB (under the OEG Agreement)                            $  10,390,075


          Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2008 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2008 (the "Cost Depletion Report").
The Cost Depletion Report, dated December 16, 2008, was prepared by
Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2008 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2008 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2008, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

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

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2008 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2008, 2007, 2006, 2005 and 2004 computed from quarterly sales reports of operating companies received by the Trust during such periods.


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

          Under the Trust Agreement the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses. As of November 30, 2008, there were 1,085 unit owners of record.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2008 and 2007 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2008
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2008                     $31.57         $35.25      $0.76
April 30, 2008                       $31.10         $38.99      $0.98
July 31, 2008                        $33.43         $40.29      $0.89
October 31, 2008                     $19.75         $35.90      $1.03



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


          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Cost Depletion Report attached as

Exhibit 99.1 to Form 10-K. The Cost Depletion Report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2008 is 8.1211%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2008 calendar year are included on a special removable page in the 2008 Annual Report under "Note to Unit Owners." Additionally, the tax reporting information for 2008 is available on the Trust's website, www.neort.com, in the section marked Tax Information in the sub-section Tax Letters.

         The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2008, 2007 or 2006.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2008
               ----------------------------------------------

                  2008         2007         2006         2005         2004
              -----------  -----------  -----------  -----------  -----------
German gas, sulfur
 and oil
 royalties
 received     $34,645,159  $27,484,254  $31,079,122  $21,085,039  $15,061,209
              ===========  ===========  ===========  ===========  ===========

Net Income    $33,665,138  $26,739,669  $30,258,944  $20,222,814  $14,307,658
              ===========  ===========  ===========  ===========  ===========
Net Income
 per unit        $3.66        $2.91        $3.29        $2.20        $1.60
                 =====        =====        =====        =====        =====
Units of beneficial
 interest
 outstanding
 at end
 of year (a)   9,190,590    9,190,590    9,190,590    9,180,876    8,933,310


Distributions paid
 or to be paid:

 Dividends and
   distributions
   per unit paid
   to formerly
   unlocated
   unit owners     .00          .00          .02          .02          .01

 Distributions per
   unit paid or
   to be paid to
   unit owners    $3.66        $2.91        $3.28         $2.22        $1.59
                  =====        =====        =====         =====        =====
Total assets
 at year
 end          $9,524,529   $5,912,621    $7,204,251   $3,920,268    $3,014,387
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

          The properties of the Trust are described in Item 2. Properties of this report. Of particular importance with respect to royalty income are the two royalty agreements, the Mobil Agreement and the OEG Agreement. The Mobil Agreement covers gas sales from the western part of the Oldenburg concession. Under the Mobil Agreement, the Trust has traditionally received the majority of its royalty income due to the higher royalty rate of 4%. The OEG Agreement covers gas sales from the entire Oldenburg concession but the royalty rate of 0.6667% is significantly lower and gas royalties have been correspondingly lower.

          Under the Mobil and OEG Agreements, the gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, Ernst & Young AG reviews these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments.

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

Results:  Fiscal 2008 versus Fiscal 2007
----------------------------------------

          For fiscal 2008, the Trust's gross royalty income increased 26.05% to $34,645,159 from $27,484,254 in fiscal 2007. The increase in average gas prices along with the impact of a higher average exchange rate more than offset the decline in gas sales and combined to increase the amount of royalty income, which resulted in the higher distributions.

          Under the Mobil Agreement, gas sales decreased 17.52% to 54.114 billion cubic feet ('Bcf') in fiscal 2008 from 65.606 Bcf in fiscal 2007.
The continuing decline in western Oldenburg gas sales can most likely be accounted for by a drop in overall wellhead pressures that could not be offset by the additional wells added. In addition, the gas located in western Oldenburg is almost exclusively sour gas, which must be processed to have the hydrogen sulfide removed. As a consequence, the larger decline in the third quarter can be accounted for at least partially by a shutdown of the Grossenkneten desulfurization plant. This shutdown occurred in the third quarter of fiscal 2008 but there was no shutdown during fiscal 2007.

  Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cu. ft.
  ---------------------------------------------------------------------------
Fiscal Quarter     2008 Gas Sales       2007 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 14.251               17.512              -18.62%
Second                14.004               17.125              -18.22%
Third                 12.314               16.177              -23.88%
Fourth                13.545               14.792              - 8.43%
Fiscal Year Total     54.114               65.606              -17.52%

          Average gas prices for gas sold from this royalty area increased 28.01% to 2.3922 Eurocents per Kilowatt hour ('Ecents/Kwh') in fiscal 2008 from 1.8688 Ecents/Kwh in fiscal 2007. For fiscal 2008, the increase in worldwide oil prices pushed average gas prices higher as we progressed through the year.

  Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
  ----------------------------------------------------------------------------
Fiscal Quarter     2008 Gas Prices     2007 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                  2.0876              2.2673              - 7.93%
Second                 2.2876              1.9950               14.67%
Third                  2.4704              1.5159               62.97%
Fourth                 2.7510              1.6366               68.09%
Fiscal Year Avg.       2.3922              1.8688               28.01%

          Converting gas prices into more familiar terms using the average exchange rate yielded a price of $10.24 per thousand cubic feet ('Mcf'), a 42.02% increase over fiscal 2007's average price of $7.21/Mcf. For fiscal 2008, royalties paid under the Mobil Agreement were transferred at an average Euro exchange rate of $1.4883, an increase of 10.94% from the average Euro exchange rate of $1.3415 for fiscal 2007.

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2008, gas sales from western

Oldenburg accounted for only 40.81% of all gas sales. However, royalties on these gas sales provided approximately 83.31% or $26,617,819 out of a total of $31,948,697 in Oldenburg royalties attributable to gas.

          In addition, as of the second quarter of fiscal 2008, the indexed base price of sulfur sold under the Mobil Agreement exceeded the threshold level and the payment of royalties attributable to sulfur sales resumed. During fiscal 2008, the Trust received $974,691 in sulfur royalties under this agreement.

          Under the OEG Agreement, gas sales decreased 15.39% to 132.611 Bcf in fiscal 2008 from 156.736 Bcf in fiscal 2007. The continuing decline in concession-wide gas sales can most likely be accounted for by a drop in overall wellhead pressures that could not be offset by the additional wells added.

  Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cu. ft.
  -------------------------------------------------------------------------
Fiscal Quarter     2008 Gas Sales       2007 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 34.716               41.976              -17.30%
Second                33.680               40.518              -16.88%
Third                 31.045               37.982              -18.26%
Fourth                33.170               36.260              - 8.52%
Fiscal Year Total    132.611              156.736              -15.39%

          Average gas prices for gas sold from the entire Oldenburg concession increased 16.79% to 2.5066 Ecents/Kwh in fiscal 2008 from 2.1463 Ecents/Kwh in fiscal 2007. For fiscal 2008, the increase in worldwide oil prices pushed average gas prices higher as we progressed through the year.

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
  --------------------------------------------------------------------------
Fiscal Quarter     2008 Gas Prices     2007 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.1921              2.4017               - 8.73%
Second                2.3809              2.3038                 3.35%
Third                 2.5699              1.8774                36.89%
Fourth                2.9060              1.9568                48.50%
Fiscal Year Avg.      2.5066              2.1463                16.79%

          Converting gas prices into more familiar terms using the average exchange rate yielded a price of $10.39/Mcf, a 28.59% increase over fiscal 2007's average price of $8.08/Mcf. For fiscal 2008, royalties paid under the OEG Agreement were transferred at an average Euro exchange rate of $1.4762, an increase of 10.09% from the average Euro exchange rate of $1.3409 for fiscal 2007.

          Reflecting the significant drop in interest rates and despite the increase in cash available for short term investment, interest income for fiscal 2008 was substantially lower, decreasing 53.93% to $95,802 for fiscal 2008 from $207,932 for fiscal 2007. Trust expenses increased 12.95% to $1,075,823 in fiscal 2008 from $952,517 in fiscal 2007, largely due to higher costs related to the biennial examination of the German operating companies' royalty payments, various legal matters related thereto and higher Trustees' fees based on the formula specified in the Trust Agreement.

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

          Under the Mobil Agreement, gas sales decreased 10.47% to 65.606 Bcf in fiscal 2007 from 73.282 Bcf in fiscal 2006. Weather proved to be a significant factor during fiscal 2007 by reducing overall demand across Germany and Europe in general.

  Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cu. ft.
  ---------------------------------------------------------------------------
Fiscal Quarter     2007 Gas Sales       2006 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                17.512 Bcf           19.540 Bcf           -10.38%
Second               17.125 Bcf           19.016 Bcf           - 9.95%
Third                16.177 Bcf           17.613 Bcf           - 8.15%
Fourth               14.792 Bcf           17.113 Bcf           -13.56%
Fiscal Year Total    65.606 Bcf           73.282 Bcf           -10.47%

          Average gas prices for gas sold under the Mobil Agreement decreased 11.76% to 1.8688 Ecents/Kwh in fiscal 2007 from 2.1178 Ecents/Kwh in fiscal 2006. Except for the first quarter of fiscal 2007, the average gas price for each quarter posted a decline over the prior year's corresponding quarter. The decline in world oil prices during late 2006, the increase in the value of the Euro as U.S. dollar denominated oil prices began to rise, and the weather related reduction in demand accounted for much of this decline.

  Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
  ----------------------------------------------------------------------------
Fiscal Quarter     2007 Gas Prices     2006 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.2673              2.0456                10.84%
Second                1.9950              2.2743               -12.28%
Third                 1.5159              2.0417               -25.75%
Fourth                1.6366              2.1046               -22.23%
Fiscal Year Avg.      1.8688              2.1178               -11.76%

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

  Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cu. ft.
  -------------------------------------------------------------------------
Fiscal Quarter     2007 Gas Sales       2006 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 41.976               47.876              -12.32%
Second                40.518               46.775              -13.38%
Third                 37.982               42.563              -10.76%
Fourth                36.260               41.258              -12.11%
Fiscal Year Total    156.736              178.472              -12.18%

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

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
  --------------------------------------------------------------------------
Fiscal Quarter     2007 Gas Prices     2006 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.4017              2.1240                 13.08%
Second                2.3038              2.3088                - 0.22%
Third                 1.8774              2.1900                -14.27%
Fourth                1.9568              2.1582                - 9.33%
Fiscal Year Avg.      2.1463              2.1961                - 2.27%

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

Report on Exploration and Drilling
----------------------------------

         The Trust's German consultant meets periodically with representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following is a summary of his account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these responses. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust. It is possible that the recent drop in world oil prices and other economic factors may have an impact on the operating companies' plans.

          Goldenstedt Z-7a, which is the second well to explore the Carboniferous zone in eastern Oldenburg, completed re-drilling in July 2008. Since the Carboniferous zone is considered a 'tight' gas zone, seven individual hydraulic fracturing ('frac') treatments had been planned. The start of production is scheduled for December 2008. Varnhorn Z-7a, which is the third well to explore the Carboniferous zone in eastern Oldenburg, began drilling in August 2008. This well will be horizontally deviated out of an existing borehole. Once drilling is complete, six individual frac treatments are planned. Quaadmoor Z-5 is scheduled to begin drilling in December 2008, to explore the Zechstein (sour gas) formation. Generally, sour gas wells undergo acidizing treatments to improve the gas flow to the wellhead. Goldenstedt Z-10 will be the fourth well to explore the Carboniferous zone in eastern Oldenburg and is scheduled to begin drilling in March 2009. This well is located close to Goldenstedt Z-7a and is intended to explore a separate compartment of the Carboniferous reservoir. Goldenstedt Z-23 will be the fifth well to explore the Carboniferous zone in eastern Oldenburg.
It is scheduled to begin drilling around May or June of 2009, and will be followed by five individual frac treatments.

          Hemmelte NW T-1 will be located in the western part of Oldenburg and is an exploratory well intended to develop the Bunter (sweet gas) zone. While the start of drilling is scheduled for mid 2009, the well plans have not been confirmed as yet. The following wells, Goldenstedt Z-16a, Visbek Z-16a, Sage Z-5, Brinkholz Z-5 and Cappeln Z-6, are either tentatively scheduled for the latter half of 2009 and beyond or not yet scheduled. The first four will explore the Zechstein zone and the final well is the sixth well scheduled to explore the Carboniferous zone.

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


Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2008 other than the distribution announced on October 30, 2008 and payable to unit owners on November 26, 2008, as reflected in the statement of assets, liabilities and trust corpus.

                             Payments Due by Period
                             ----------------------

                                   Less than       1-3       3-5     More than
                      Total         1 Year        Years     Years     5 Years
                  -------------  -------------   -------   -------   ---------
Distributions
payable to
unit owners       $9,466,307.70  $9,466,307.70      $0        $0        $0


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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2008 and 2007                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Fiscal Years Ended October 31, 2008,
    2007 and 2006                                                 F-4

  Statements of Undistributed Earnings for the Fiscal
    Years Ended October 31, 2008, 2007 and 2006                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Fiscal Years Ended October 31, 2008, 2007 and 2006        F-5

  Notes to Financial Statements                                F-6 - F-9

           Report of Independent Registered Public Accounting Firm


To the Board of Trustees and Unit Owners of
North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2008 and 2007, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2008.
The Trust's management is responsible for these financial statements.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2008 and 2007, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the years in the three-year period ended October 31, 2008, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 23, 2008 expressed an unqualified opinion.


Weiser LLP
New York, NY
December 23, 2008










                                   F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2008 AND 2007
                       -------------------------

                ASSETS                         2008          2007
                ------                     ------------  ------------

Current Assets

  Cash and cash equivalents                 $9,524,529    $5,912,620



Producing gas and oil
  royalty rights (Note 1)                            1             1
                                           ------------  ------------
                                            $9,524,530    $5,912,621
                                           ============  ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities

  Distributions payable
  to unit owners, paid
  November 2008 and 2007                    $9,466,308    $5,881,978


Trust corpus (Notes 1 and 2)                         1             1

Undistributed earnings                          58,221        30,642
                                           ------------  ------------
                                            $9,524,530    $5,912,621
                                           ============  ============














                       The accompanying notes are
             an integral part of these financial statements.

                                   F-2


                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006
        ----------------------------------------------------------


                                  2008          2007          2006
                              ------------  ------------   ------------
German gas, sulfur and
  oil royalties received      $34,645,159   $27,484,254    $31,079,122

Interest income                    95,802       207,932        164,021

Trust expenses                 (1,075,823)     (952,517)      (984,199)
                              ------------  ------------   ------------

  Net income                  $33,665,138   $26,739,669    $30,258,944
                              ============  ============   ============


Net income per unit              $3.66          $2.91          $3.29
                                =======        =======        =======

Distributions paid
  or to be paid:

  Dividends and distributions
    per unit paid to formerly
    unlocated unit owners
    (Note 3)                       .00           .00           .02

  Distributions per unit
    paid or to be paid to
    unit owners                  $3.66          $2.91          $3.28
                                =======        =======        =======

















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-3

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006
        ----------------------------------------------------------


                                  2008          2007          2006
                              ------------  -------------  ------------
Balance,
  beginning of year           $     30,642  $    35,590    $     64,299

Net income                      33,665,138    26,739,669     30,258,944
                              ------------  ------------   ------------
                                33,695,780    26,775,259     30,323,243

Less:

  Dividends and
    distributions paid
    to formerly unlocated
    unit owners (Note 3)                 0             0        148,097

  Current year distributions
    paid or to be paid
    to unit owners              33,637,559    26,744,617     30,139,556
                               -----------   -----------    ------------


Balance, end of year           $    58,221   $    30,642   $     35,590
                               ===========   ===========   ============





















                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006
        ----------------------------------------------------------


                                     2008          2007          2006
                                 ------------  ------------  ------------
Sources of cash and
  cash equivalents:

  German gas, sulfur and
    oil royalties received       $34,645,159   $27,484,254   $31,079,122

  Interest income                     95,802       207,932       164,021
                                 -----------   -----------   -----------
                                  34,740,961    27,692,186    31,243,143
                                 -----------   -----------   -----------

Uses of cash and
  cash equivalents:

  Payment of Trust expenses        1,075,823       952,517       984,199

  Distributions and
    dividends paid (Note 3)       30,053,229    28,031,299    26,974,961
                                 -----------   -----------   -----------
                                  31,129,052    28,983,816    27,959,160
                                 -----------   -----------   -----------
Net increase (decrease)
  in cash and cash
  equivalents during the year      3,611,909    (1,291,630)    3,283,983

Cash and cash equivalents,
  beginning of year                5,912,620     7,204,250     3,920,267
                                 -----------   -----------   -----------
Cash and cash equivalents,
  end of year                    $ 9,524,529   $ 5,912,620   $ 7,204,250
                                 ===========   ===========   ===========













                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5


                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2008, 2007 AND 2006
                    -------------------------------


(1) Summary of significant accounting policies:
    -------------------------------------------

      Basis of accounting -
      ---------------------

      The accompanying financial statements of North European Oil Royalty Trust (the 'Trust') present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ('GAAP basis'). Cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The modified cash basis of accounting is utilized to permit the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis of accounting provides a more meaningful presentation to unit owners of the results of operations of the Trust.


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

     From time to time, the amounts deposited in the Trust's bank accounts may exceed the federally-insured limit.

      Net income per unit -
      ---------------------

      Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2008, 2007 and 2006, there were 9,190,590 units of beneficial interest outstanding.

(2) Formation of the Trust:
    -----------------------

    The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust, on behalf of the owners of beneficial interest in the Trust, holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany.
    These rights are held under contracts with local German exploration and development subsidiaries of Exxon Mobil Corp. and the Royal Dutch/Shell Group. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur.

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



                                    F-7

(4) Related Party Transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $7,699 and $10,633 in the fourth quarter of fiscal 2008 and 2007, respectively. For such office space and services, the Trust reimbursed the Managing Director $28,939 and $28,381 in fiscal 2008 and 2007, respectively.

    As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For the fourth quarter of fiscal 2008 and 2007, the Trust paid Cahill Gordon & Reindel LLP $21,154 and $23,162 for legal services, respectively. For fiscal 2008 and 2007, the Trust paid Cahill Gordon & Reindel LLP $122,218 and $76,357 for legal services, respectively.

    As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of Founding Trustee Emeritus. In this role, he remains available for periodic consultation by the Trustees and Managing Director. For his service in such capacity, John H. Van Kirk earned $10,000 in both calendar 2008 and 2007.

(5) Employee Benefit Plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee effective as of January 1, 2008.























                                   F-8


(6) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2008 and 2007.

                              Fiscal 2008 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $7,215,083  $9,360,976  $8,463,341  $9,605,759   $34,645,159

Net income       6,979,325   9,049,406   8,226,859   9,409,548    33,665,138

Net income
  per unit          .76         .98         .90        1.02          3.66

Distributions
  paid or
  to be paid    $6,984,848  $9,006,778  $8,179,625  $9,466,308   $33,637,559

Distributions
  per unit paid or
  to be paid to
  unit owners       .76         .98         .89        1.03          3.66


                              Fiscal 2007 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $8,483,387  $7,544,543  $5,402,889  $6,053,435   $27,484,254

Net income       8,260,186   7,333,441   5,264,505   5,881,537    26,739,669

Net income
  per unit             .90         .80         .57         .64          2.91

Distributions
  paid or
  to be paid    $8,179,625  $7,352,472  $5,330,542  $5,881,978   $26,744,617

Distributions
  per unit paid or
  to be paid to
  unit owners          .89         .80         .58         .64          2.91








                                   F-10

Item 9.   Changes in and Disagreements with Accountants
          ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2008. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2008.


Internal Control over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2008. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2008 has been audited by Weiser LLP, the Trust's independent auditor, as stated in their report which follows.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm on
               Internal Control over Financial Reporting

To the Board of Trustees and Unit Owners of
North European Oil Royalty Trust


We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of October 31, 2008, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for the year ended October 31, 2008 of the Trust and our report dated December 23, 2008 expressed an unqualified opinion thereon.

Weiser LLP
New York, NY
December 23, 2008



          Part C.   Changes in Internal Control over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

          Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 10, 2009, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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


Item 11. Executive Compensation.
         ----------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 10, 2009, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 10, 2009, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions, and Director
         ------------------------------------------------------------
         Independence.
         ------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 10, 2009, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 10, 2009, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.



                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Fiscal Years
               Ended October 31, 2008, 2007 and 2006

               Reports of Independent Registered Public Accounting Firms

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2008 and 2007

               Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2008, 2007 and 2006

               Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2008, 2007 and 2006

               Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2008, 2007 and 2006

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 29, 2008                By:  /s/ John R. Van Kirk
                                             -------------------------
                                                 John R. Van Kirk,
                                                 Managing Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 29, 2008             /s/ Robert P. Adelman
                                     --------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 29, 2008             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 29, 2008             /s/ Lawrence A. Kobrin
                                     --------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 29, 2008             /s/ Willard B. Taylor
                                     --------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 29, 2008             /s/ Rosalie J. Wolf
                                     --------------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 29, 2008             /s/ John R. Van Kirk
                                     --------------------------------
                                         John R. Van Kirk, Managing Director

                             Exhibit Index
                             -------------

Exhibit                                                              Page
-------                                                              ----

(3.1)   North European Oil Royalty Trust Agreement,
          dated September 10, 1975, as amended through February 13, 2008(incorporated by reference as Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008. (File No. 0-8378)).

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

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            43
          Financial Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  45
          Chief Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  Calculation of Cost Depletion Percentage                      46
         for the 2008 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2008 prepared by Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).