Form 10-Q
period 2009-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2009-02-26
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2009    or
                                ------------------

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


Class                                     Outstanding at January 31, 2008
----------------------------              ------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2009 AND OCTOBER 31, 2008
                      -------------------------------------
                                                2009                2008
                                         -----------------   ----------------
                                            (unaudited)
Current assets - - Cash and
     cash equivalents (Note 1)              $ 9,904,690          $ 9,524,529


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 9,904,691          $ 9,524,530
                                            ============         ============

Current liabilities - - Distributions
     to be paid to unit owners, paid
     February 2009 and November 2008        $ 9,742,025          $ 9,466,308

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          162,665               58,221
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 9,904,691          $ 9,524,530
                                            ============         ============























                The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
             ----------------------------------------------------

                                                2009                2008
                                         -----------------   ----------------
                                                      (unaudited)
German gas, sulfur and oil
     royalties received                     $10,180,979          $ 7,215,083
                                            ------------         ------------
Interest income                                   9,451               33,355
                                            ------------         ------------
Trust expenses                              (   343,961)         (   269,113)
                                            ------------         ------------
  Net income                                $ 9,846,469          $ 6,979,325
                                            ============         ============

Net income per unit                            $1.07                $ .76
                                               ======               ======

Distributions per unit
     to be paid to unit owners                 $1.06                $ .76
                                               ======               ======































                 The accompanying notes are an integral part
                       of these financial statements.

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
              ----------------------------------------------------

                                                2009                2008
                                         -----------------   ----------------
                                                      (unaudited)

Balance, beginning of period                $    58,221          $    30,642

Net income                                    9,846,469            6,979,325
                                            ------------         ------------
                                              9,904,690            7,009,967

Less:

     Current year distributions paid
     or to be paid to unit owners             9,742,025            6,984,848
                                            ------------         ------------
Balance, end of period                      $   162,665          $    25,119
                                            ============         ============

































                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
              ----------------------------------------------------

                                                2009                2008
                                          -----------------   ---------------
                                                      (unaudited)

Sources of cash and cash equivalents:
------------------------------------

     German gas, sulfur and oil royalties   $10,180,979          $ 7,215,083

     Interest income                              9,451               33,355
                                            ------------         ------------
                                             10,190,430            7,248,438
                                            ------------         ------------
Uses of cash and cash equivalents:
---------------------------------

     Payment of Trust expenses                  343,961              269,113

     Distributions paid                       9,466,308            5,881,978
                                            ------------         ------------
                                              9,810,269            6,151,091
                                            ------------         ------------
Net increase (decrease) in cash and
     cash equivalents during the period         380,161            1,097,347

Cash and cash equivalents,
     beginning of period                      9,524,529            5,912,620
                                            ------------         ------------
Cash and cash equivalents,
     end of period                          $ 9,904,690          $ 7,009,967
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

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                              (Unaudited)
                              -----------

(1) Summary of significant accounting policies:
    -------------------------------------------

    Basis of Accounting -
    ---------------------
      The accompanying financial statements of North European Oil Royalty
        Trust ("the Trust") present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). On a modified cash basis revenue is earned when cash is received and expenses are incurred when cash is paid. GAAP basis financial statements disclose revenue as earned and expenses as incurred, without regard to receipts or payments. The modified cash basis of accounting is utilized to permit the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis of accounting provides a more meaningful presentation to unit owners of the results of operations of the Trust.


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

      Since December 10, 2008, all funds deposited in the Trust's bank accounts have been fully covered under the FDIC's Temporary Liquidity Guarantee Program.

    Net income per unit -
    ---------------------
      Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2009 and 2008, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $5,778 and $8,922 in the first quarter of fiscal 2009 and 2008, respectively.

     As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For the first quarter of fiscal 2009 and 2008, the Trust paid Cahill Gordon & Reindel LLP $33,029 and $56,692 for legal services, respectively.

     As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of Founding Trustee Emeritus. For his service in such capacity, he earned $2,500 in the first quarter of fiscal 2009 and 2008.


(4) Employee Benefit Plan:
    ----------------------

      As of January 1, 2008, the Trust established a savings incentive match plan for employees (SIMPLE IRA) that is available to all employees of the Trust, including the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2009 calendar year.

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

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under this agreement. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement due to the higher royalty rate specified by that agreement.

         The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. The Trust had received no sulfur royalties under this agreement for over ten years until the second quarter of fiscal 2008.

From that point forward, the average selling price for sulfur again exceeded the indexed base price and the payment of sulfur royalties under the Mobil Agreement resumed. In the first quarters of fiscal 2009 and 2008, the Trust received $244,874 and $0, respectively. The reason behind this sudden resumption in payments has been the substantial increase in sulfur commodity prices. The Trust is unable to determine how long sulfur prices will remain above the threshold price level and thus how long these sulfur royalties may continue.

         Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. NV Nederlandse Gasunie (the state owned Dutch gas distribution company) has completed the purchase of BEB's North German gas distribution and transmission network. Preliminary informal discussions with OEG personnel indicate that the pipeline sale should not affect the method of royalty calculation. The Trust is seeking a formal confirmation that the sale will not affect the method of royalty calculation.

          The Trust also receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. The German authorities have requested that the operating companies conduct a reservoir analysis to determine whether the royalties are being properly allocated based on the locations of the gas reserves. Until such time as this issue is settled, the payment of royalties from Grosses Meer has been suspended effective as of the second calendar quarter of 2008. In the first quarters of fiscal 2009 and 2008, the Trust received $0 and $37,612 in royalties from Grosses Meer, respectively.

          The gas is sold to various distributors under long-term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. The Trust does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, the Trust's German auditor reviews these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments.

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

          The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets. This information provides a context in which to evaluate the actions of the operating companies. In his position as consultant, he receives reports from the operating companies with respect to current and planned drilling and exploration efforts. However, the unified exploration and production venture, EMPG, which provides the reports to the Trust's consultant, continues to limit the information flow to that which is required by German law.

          The relatively low level of administrative expenses of the Trust limits the effect of inflation on its financial prospects. Continued price inflation, which would be reflected in sales prices, along with sales volumes form the basis on which the royalties paid to the Trust are computed. The impact of inflation or deflation on energy prices in Germany is delayed by the use, in certain long-term gas sales contracts, of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.

          As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for Trust expenses then anticipated.


Results: First Quarter Fiscal 2009 Versus First Quarter Fiscal 2008
-------------------------------------------------------------------

         For the first quarter of fiscal 2009, the Trust's net income was $9,846,469, an increase of 41.08% from the net income of $6,979,325 for the first quarter of fiscal 2008. Gross royalties received for the first quarter of fiscal 2009 were $10,180,979, an increase of 41.11% as compared to $7,215,083 for the first quarter of fiscal 2008. These royalties were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2008. A distribution of $1.06 per unit was paid on February 25, 2009 to owners of record as of February 13, 2009.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour ("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). The primary factor affecting royalty revenue for the quarter just ended was the increase in gas prices under both the Mobil and the OEG Agreements. In addition, in comparison to the first quarter of fiscal 2008, the lower average value of the Euro relative to the dollar reduced the number of dollars received when the royalties paid in Euros were converted to dollars at the time of their transfers to the U.S. The increase in gas prices more than offset the lower average value of the Euro and the decline in gas sales under both royalty agreements.

         Factors Affecting Royalties Paid under the Mobil Agreement
         ----------------------------------------------------------

                         First Fiscal Qtr.    First Fiscal Qtr.    Percentage
                          Ended 1/31/2009      Ended 1/31/2008       Change
                         ----------------     ----------------     ----------
Gas Sales (Bcf)              13.699               14.251             - 3.87%
Gas Prices (Ecents/Kwh)      3.1861               2.0876             +52.62%
Gas Prices ($/Mcf)           $12.30               $ 8.83             +39.35%
Average Euro Value          $1.3404              $1.4693             - 8.77%


          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 39.88% of all gas sales. However, royalties on these gas sales provided approximately 81.93% or $7,896,998 out of a total of $9,638,306 in Oldenburg royalties attributable to gas.

         Factors Affecting Royalties Paid under the OEG Agreement
         --------------------------------------------------------

                         First Fiscal Qtr.    First Fiscal Qtr.    Percentage
                          Ended 1/31/2009      Ended 1/31/2008       Change
                         ----------------     ----------------     ----------
Gas Sales (Bcf)               34.351               34.716            - 1.05%
Gas Prices (Ecents/Kwh)       3.4411               2.1921            +56.98%
Gas Prices ($/Mcf)            $12.93               $ 9.06            +42.66%
Average Euro Value           $1.3382              $1.4697            - 8.95%


          Interest income was lower reflecting the decline in interest rates applicable during the period. For the quarter just ended, Trust interest income decreased 71.67% to $9,451 from $33,355 in the first quarter of fiscal 2008. Trust expenses for the first quarter of fiscal 2009 increased 27.81% or $74,848 to $343,961 in comparison to the prior year(s equivalent period. The increase in costs reflects various legal matters related to the examination of the German operating companies' royalty payments that is made every two years, higher Trustees fees calculated based upon the provisions of the Trust Agreement and variations in the timing of the receipt of invoices for payment.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2009, compared to that at fiscal year-end (October 31, 2008), shows an increase in assets due to the higher royalty receipts during the first quarter of fiscal 2009.


                   -----------------------------------

         This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward looking statements. These include uncertainties concerning levels of gas production and gas prices, general economic conditions and currency exchange rates and the risks described in Item 1A, "Risk Factors," in the Trust's Annual Report on Form 10-K for the fiscal year ended October 31, 2008. Actual results and events may vary significantly from those discussed in the forward looking statements.



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

         The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2009. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2009.

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                      PART II -- OTHER INFORMATION
                      ----------------------------

Item 5.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         The Annual Meeting of Unit Owners was held on February 10, 2009. The following persons were elected as Trustees of the Trust to serve until the next Annual Meeting of Unit Owners:

           Robert P. Adelman (7,647,626 votes for; 228,415 withheld) Samuel M. Eisenstat (7,683,044 votes for; 192,997 withheld) Lawrence A. Kobrin (7,582,767 votes for; 293,274 withheld) Willard B. Taylor (7,709,647 votes for; 166,394 withheld) Rosalie J. Wolf (7,687,812 votes for; 188,229 withheld)



Item 6.   Exhibits.
          --------


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

Dated: February 26, 2009