Form 10-Q
period 2009-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2009-05-29
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2009    or
                                ----------------

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

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to
submit and post such files).   Yes      No
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


Class                                     Outstanding at April 30, 2009
----------------------------              ------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      April 30, 2009 AND OCTOBER 31, 2008
                      -------------------------------------
                                               2009                2008
                                           -------------       ------------
                                            (Unaudited)
Current assets - - Cash and
     cash equivalents                       $9,285,565           $9,524,529


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)             1                    1
                                            ----------           ----------
Total Assets                                $9,285,566           $9,524,530
                                            ==========           ==========

Current liabilities - - Distributions
     to be paid to unit owners, paid
     May 2009 and November 2008             $9,098,684           $9,466,308

Trust corpus (Notes 1 and 2)                         1                    1

Undistributed earnings                         186,881               58,221
                                            ----------           ----------
Total Liabilities and Trust Corpus          $9,285,566           $9,524,530
                                            ==========           ==========























                The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
           ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
             --------------------------------------------------

                                                2009              2008
                                            ------------      ------------
                                                      (Unaudited)
German gas, sulfur and oil
     royalties received                     $9,424,837          $9,360,976
                                            -----------         -----------
Interest income                                    197              26,979
                                            -----------         -----------
Trust expenses                              (  302,134)         (  338,549)
                                            -----------         -----------
  Net income                                $9,122,900          $9,049,406
                                            ===========         ===========

Net income per unit                            $0.99                $0.98
                                               =====                =====

Distributions per unit
     to be paid to unit owners                 $0.99                $0.98
                                               =====                =====































                 The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008
              ------------------------------------------------

                                                2009               2008
                                            ------------       ------------
                                                      (Unaudited)
German gas, sulfur and oil
     royalties received                     $19,605,816        $16,576,059
                                            -----------        -----------
Interest income                                   9,648             60,334
                                            -----------        -----------
Trust expenses                              (   646,095)       (   607,662)
                                            -----------        -----------
  Net income                                $18,969,369        $16,028,731
                                            ===========        ===========

Net income per unit                            $2.06               $1.74
                                               =====               =====

Distributions per unit
     to be paid to unit owners                 $2.05               $1.74
                                               =====               =====

































                 The accompanying notes are an integral part
                       of these financial statements.
                                   -6-

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008
                ------------------------------------------------

                                                2009               2008
                                           -------------      -------------
                                                      (Unaudited)

Balance, beginning of period                $    58,221         $    30,642

Net income                                   18,969,369          16,028,731
                                            -----------         -----------
                                             19,027,590          16,059,373

Less:

     Current year distributions paid
     or to be paid to unit owners            18,840,709          15,991,626
                                            -----------         -----------

Balance, end of period                      $   186,881         $    67,747
                                            ===========         ===========

































                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008
              ------------------------------------------------

                                                2009               2008
                                            -------------     -------------
                                                      (Unaudited)

Sources of cash and cash equivalents:
------------------------------------

     German gas, sulfur and oil royalties   $19,605,816         $16,576,059

     Interest income                              9,648              60,334
                                            -----------         -----------
                                             19,615,464          16,636,393
                                            -----------         -----------
Uses of cash and cash equivalents:
---------------------------------

     Payment of Trust expenses                  646,095             607,662

     Distributions paid                      19,208,333          12,866,826
                                            -----------          ----------
                                             19,854,428          13,474,488
                                            -----------          ----------
Net increase (decrease) in cash and
     cash equivalents during the period        (238,964)          3,161,905

Cash and cash equivalents,
     beginning of period                      9,524,529           5,912,620
                                            -----------          ----------
Cash and cash equivalents,
     end of period                          $ 9,285,565         $ 9,074,525
                                            ============         ==========



















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

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

(1) Summary of significant accounting policies:
    -------------------------------------------

    Basis of Accounting -
    ---------------------
      The accompanying financial statements of North European Oil Royalty
        Trust ("the Trust") present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). On a modified cash basis, revenue is earned when cash is received and expenses are incurred when cash is paid. GAAP basis financial statements disclose revenue as earned and expenses as incurred, without regard to receipts or payments. The modified cash basis of accounting is utilized to permit the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis of accounting provides a more meaningful presentation to unit owners of the results of operations of the Trust.


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

      The amounts deposited in the Trust's bank accounts are covered under the FDIC's Temporary Liquidity Guarantee Program.

    Net income per unit -
    ---------------------
      Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2009 and 2008, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:
    ---------------------------

      John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,021 and $4,824 in the second quarter of fiscal 2009 and 2008, respectively. For such office space and office services, the Trust reimbursed the Managing Director $11,800 and $13,746 in the first six months of fiscal 2009 and 2008, respectively.

     As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For the second quarter of fiscal 2009 and 2008, the Trust paid Cahill Gordon & Reindel LLP $34,703 and $28,687 for legal services, respectively. For the first six months of fiscal 2009 and 2008, the Trust paid Cahill Gordon & Reindel LLP $67,732 and $85,379 for legal services, respectively.

     As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of Founding Trustee Emeritus. For his service in such capacity, he earned $2,500 in the second quarter of fiscal 2009 and 2008 and $5,000 in the first six months of fiscal 2009 and 2008. John H. Van Kirk, who served as President of North European Oil Royalty Corporation and North European Oil Company from 1954-1975 and as Managing Trustee of the Trust from 1975-2006, passed away on February 25, 2009.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. The Trust had received no sulfur royalties under this agreement for over ten years until the second quarter of fiscal

2008. From that point forward, the average selling price for sulfur again exceeded the indexed base price and the payment of sulfur royalties under the Mobil Agreement resumed. In the first quarter of fiscal 2009 the Trust received $244,874 in sulfur royalties under the Mobil Agreement. However, the average selling price for sulfur has once again dropped below the indexed base price and no royalties based on sulfur sales were received under the Mobil Agreement in the second quarter of fiscal 2009.

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

          The Trust also receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. The German authorities have requested that the operating companies conduct a reservoir analysis to determine whether the royalties are being properly allocated based on the locations of the gas reserves. During the period in which the operating companies conducted this analysis, the payment of royalties to the Trust was suspended. While this issue of allocation of royalties has been resolved, the final accounting of royalties due the Trust has not been completed and no royalties based on gas sales from Grosses Meer have been paid to the Trust during fiscal 2009. The Trust received $37,612 in royalties from Grosses Meer in the first six months of fiscal 2008 and since then has received no further royalties.

          The gas is sold to various distributors under long-term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. The Trust does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, the Trust's German accountant reviews these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments.

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


Results: Second Quarter Fiscal 2009 Versus Second Quarter Fiscal 2008
         ------------------------------------------------------------

         For the second quarter of fiscal 2009, the Trust's net income was $9,122,900, an increase of 0.81% from the net income of $9,049,406 for the second quarter of fiscal 2008. Gross royalties received for the second quarter of fiscal 2009 were $9,424,837, an increase of 0.68% as compared to $9,360,976 for the second quarter of fiscal 2008. A distribution of 99 cents per unit was paid on May 27, 2009 to owners of record as of May 15, 2009.
The distribution for the second fiscal quarter is primarily comprised of royalties derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2009. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. As an adjustment for the prior calendar year, the Trust received the equivalent of $0.0862 and $0.1090 per unit during the second quarters of fiscal 2008 and 2009, respectively. In addition, the 99 cent distribution includes a one-time adjustment covering the period
2005- 2007. During their examination the Trust's German accountants discovered errors related to calculation discrepancies in the determination of average gas prices. Following the required recalculation, the Trust received the equivalent of $0.1013 per unit as an adjustment.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour ("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). The primary factor affecting royalty revenue for the quarter just ended was the increase in gas prices under both the Mobil and the OEG Agreements. However, in comparison to the second quarter of fiscal 2008, the lower average Euro exchange rate and the lower gas sales combined to offset the increase in prices and reduce the royalties paid during the quarter under the Mobil Agreement. For royalties paid under the OEG Agreement, the impact of the lower average Euro exchange rate and the reduced gas sales was not as significant and the amount of dollar royalties paid under this agreement increased over the prior year's equivalent quarter.

         Factors Affecting Royalties Paid under the Mobil Agreement
         ----------------------------------------------------------

                         2nd Fiscal Qtr.      2nd Fiscal Qtr.      Percentage
                         Ended 4/30/2009      Ended 4/30/2008        Change
                         ---------------      ---------------      ----------
Gas Sales (Bcf)              12.839               14.004             - 8.32%
Gas Prices (Ecents/Kwh)      2.7105               2.2876             +18.49%
Gas Prices ($/Mcf)           $10.24               $10.10             + 1.36%
Average Euro Value          $1.3117              $1.5333             -14.45%


          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 39.61% of all gas sales. However, royalties on these gas sales provided approximately 81.93% or $7,639,330 out of a total of $9,341,551 in Oldenburg royalties attributable to gas.

         Factors Affecting Royalties Paid under the OEG Agreement
         --------------------------------------------------------

                         2nd Fiscal Qtr.      2nd Fiscal Qtr.      Percentage
                         Ended 4/30/2009      Ended 4/30/2008        Change
                         ---------------      ---------------      ----------
Gas Sales (Bcf)               32.416               33.680            - 3.75%
Gas Prices (Ecents/Kwh)       3.1818               2.3809            +33.64%
Gas Prices ($/Mcf)            $11.60               $10.33            +12.29%
Average Euro Value           $1.2987              $1.5432            -15.84%


          Interest income was minimal due to the substantial decline in interest rates applicable during the period. Per the terms of the Trust Agreement, funds temporarily held by the Trust are invested in certificates of deposit or U.S. Treasury Bills. Trust expenses for the second quarter of fiscal 2009 declined 10.76% or $36,415 to $302,134 in comparison to the prior
year' equivalent period.   This decline in expenses is primarily due to the
timing of payments of costs related to the examination of the German operating companies' royalty payments. This examination is conducted every other year.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2009, compared to that at fiscal year-end (October 31, 2008), shows a decline in assets due to the lower royalty receipts during the second quarter of fiscal 2009.


Results: First Six Months of Fiscal 2009 Versus First Six Months of
         ----------------------------------------------------------
         Fiscal 2008
         -----------

          For the six month period, the Trust's net income was $18,969,369, an increase of 18.35% from the net income of $16,028,731 for last year's equivalent period. Gross royalties received for the first six months of fiscal 2009 were $19,605,816, an increase of 18.28% as compared to $16,576,059 for the first six months of fiscal 2008. These royalties were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2008 and the first calendar quarter of 2009. For the six month period ended April 30, 2009, total distributions were equal to $2.05 per unit compared to total distributions of $1.74 for the first six months of fiscal 2008.

          The primary factor affecting royalty revenue for the six months just ended was the increase in average gas prices under both the Mobil and OEG Agreements. These higher average gas prices more than offset declines in average exchange rates and gas sales under both royalty agreements.

         Factors Affecting Royalties Paid under the Mobil Agreement
         ----------------------------------------------------------

                            Six Months           Six Months        Percentage
                         Ended 4/30/2009      Ended 4/30/2008        Change
                         ---------------      ---------------      ----------
Gas Sales (Bcf)              26.537               28.255             - 6.08%
Gas Prices (Ecents/Kwh)      2.9560               2.1867             +35.18%
Gas Prices ($/Mcf)           $11.31               $ 9.46             +19.52%
Average Euro Value          $1.3277              $1.5025             -11.64%


          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the six months just ended, gas sales from western Oldenburg accounted for only 39.75% of all gas sales. However, royalties on these gas sales provided approximately 81.86% or $15,536,338 out of a total of $18,979,868 in Oldenburg royalties attributable to gas.

         Factors Affecting Royalties Paid under the OEG Agreement
         --------------------------------------------------------

                            Six Months           Six Months        Percentage
                         Ended 4/30/2009      Ended 4/30/2008        Change
                         ---------------      ---------------      ----------
Gas Sales (Bcf)               66.767               68.395            - 2.38%
Gas Prices (Ecents/Kwh)       3.3152               2.2851            +45.08%
Gas Prices ($/Mcf)            $12.28               $ 9.69            +26.79%
Average Euro Value           $1.3199              $1.5075            -12.44%


          Interest income was significantly lower reflecting the decline in interest rates applicable during the period. Interest income for the six month period decreased 84.01%% to $9,648 from $60,334 in the first six months of fiscal 2008. Trust expenses for the six month period increased 6.32% or $38,433 to $646,095 in comparison to the prior year' equivalent period. This increase in expenses is primarily related to higher legal costs incurred in connection with the biennial examination of the German operating companies' royalty payments and the timing of insurance payments.


Report on Drilling and Geophysical Work

          The Trust's German consultant, Alfred Stachel, met with representatives of the operating companies recently to inquire about planned and proposed drilling and geophysical work for 2009 and beyond and for other general matters. The following is a summary of Mr. Stachel's account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, the operating companies are not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust. The operating companies have indicated that there will be no maintenance conducted at the Grossenkneten or NEAG desulfurization plants during 2009. This will allow uninterrupted sour gas processing during the summer months when traditionally sour gas processing was reduced by one-third for a six week period.

          An important part of the exploration process involves the interpretation of the geological information obtained through seismic studies and prior drilling itself. The interpretation of this information hopefully yields not only the locations of additional reserves for future development but detailed information for drilling purposes. With the decline in gas production experienced over the last several years the operating companies have instituted an ongoing evaluation of the Oldenburg Concession. The results of this evaluation are represented by a combination of exploratory wells, development wells (both extension and production wells) and replacement wells the operating companies have planned for this year and beyond. Extension wells represent an attempt to extend the boundaries of an existing field. Production wells are an attempt to exploit areas within a field that have not been tapped by existing wells. Additionally, the operating companies will be re-drilling two existing wells that have suffered casing collapses in order to resume production. If successful, these efforts should combine to increase overall production capacity.

          In an effort to maintain access to sufficient sour gas reserves to allow continuous utilization at the desulfurization plants, the operating companies have nine wells already drilling or under preparation. All these wells will explore the Zechstein (sour gas) zone within the Oldenburg concession. Four wells are scheduled to be drilled in 2009. Quaadmoor Z-5 started drilling in February. Hengstlage-N Z-8 and Sage Z-5 started drilling in March. Hengstlage-N Z-5a has a planned start date scheduled for the fall. In addition to these wells, five other sour gas wells (Visbek Z-16a, Brinkholz Z-5, Goldenstedt Z-16a, Rechterfeld Z-5 and Sagermeer Z-9a) are planned for the next several years. All nine of these wells are infill wells, which means that they will be drilling within the broad outlines of field boundaries. While it is possible that these wells may discover new areas previously untapped, it is also possible that they will tap existing reservoirs. If this happens, the recovery rate of the two wells exploiting that reservoir may improve slightly but the accelerated rate of decline would deplete the reservoir faster.

          In addition to the four sour gas wells planned for 2009, the operating companies have indicated that they plan to drill two additional wells, Goldenstedt Z-10a and Z-23, in 2009. These two wells are intended to develop the tight gas Carboniferous (sweet gas) zone. Goldenstedt Z-10a is scheduled to start drilling in May with Z-23 to follow late in the year. Goldenstedt Z-10a will be sidetracked from an existing borehole.
Goldenstedt Z-23 will be drilled from a new location to explore a new reservoir. Cappeln Z-3a, the final well to be drilled in the initial drilling phase that resulted from the operating companies' study of the Carboniferous zone, will most likely be drilled before the end of 2010. Exploitation of the Carboniferous zone requires extended-reach horizontal wells, massive hydraulic fracturing and highly sophisticated multi-reservoir completion techniques. The costs and complexities of these wells make them more susceptible to economic factors that might cause their postponement or even cancellation. However, the State of Lower Saxony has acknowledged these costs and has set the royalty rate it assesses for tight gas wells at 9% for 2009 as compared to 36% for normal gas wells.

          The final well, Hemmelte NW T-1, has a planned start date for drilling of early 2010. The construction of the well-site has already been completed. This western well is intended to tap the sweet gas Bunter zone in a previously unexplored area. Geological and technical planning work is still being conducted to finalize the specific drilling plans.



                   -----------------------------------



         This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include uncertainties concerning levels of gas production and gas prices, general economic conditions and currency exchange rates and the risks described in Item 1A, "Risk Factors," in the Trust's Annual Report on Form 10-K for the fiscal year ended October 31, 2008. Actual results and events may vary significantly from those discussed in the forward-looking statements.

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

         The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2009.

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                      PART II -- OTHER INFORMATION
                      ----------------------------

Item 5.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         The Annual Meeting of Unit Owners was held on February 10, 2009.
         The results of the voting for the election of Trustees are set forth in the Trust's 10-Q for the first quarter of fiscal 2009 filed on February 26, 2009 and are incorporated herein by reference.



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

Dated: May 28, 2009