Form 10-Q
period 2009-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2009-08-27
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2009    or
                                ---------------

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

      Large accelerated filer           Accelerated filer   X
                               -----                      -----

      Non-accelerated filer             Smaller reporting company
                             -----                                 -----



           Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).    Yes        No   X
                                                       -----     -----


Class                                     Outstanding at July 31, 2009
----------------------------              -----------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2009 AND OCTOBER 31, 2008
                      -----------------------------------
                                               2009                2008
                                           -------------       ------------
                                            (Unaudited)          (Audited)
Current assets - - Cash and
     cash equivalents                       $5,430,425           $9,524,529


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)             1                    1
                                            ----------           ----------
Total Assets                                $5,430,426           $9,524,530
                                            ==========           ==========



Current liabilities - - Distributions
     to be paid to unit owners, paid
     August 2009 and November 2008          $5,330,543           $9,466,308

Trust corpus (Notes 1 and 2)                         1                    1

Undistributed earnings                          99,882               58,221
                                            ----------           ----------
Total Liabilities and Trust Corpus          $5,430,426           $9,524,530
                                            ==========           ==========





















                The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
           ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
             -------------------------------------------------

                                                2009              2008
                                            ------------      ------------
                                                      (Unaudited)
German gas, sulfur and oil
     royalties received                     $5,466,337          $8,463,341
                                            -----------         -----------
Interest income                                  1,191              17,332
                                            -----------         -----------
Trust expenses                              (  223,984)         (  253,814)
                                            -----------         -----------
  Net income                                $5,243,544          $8,226,859
                                            ===========         ===========

Net income per unit                            $0.57                $0.90
                                               =====                =====

Distributions per unit
     to be paid to unit owners                 $0.58                $0.89
                                               =====                =====































                 The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
              FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008
              ------------------------------------------------

                                                2009               2008
                                            ------------       ------------
                                                      (Unaudited)
German gas, sulfur and oil
     royalties received                     $25,072,153        $25,039,400

Interest income                                  10,839             77,666

Trust expenses                              (   870,079)       (   861,476)
                                            -----------        -----------
  Net income                                $24,212,913        $24,255,590
                                            ===========        ===========

Net income per unit                            $2.63               $2.64
                                               =====               =====

Distributions per unit
     to be paid to unit owners                 $2.63               $2.63
                                               =====               =====

































                 The accompanying notes are an integral part
                       of these financial statements.
                                   -6-

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008
                ------------------------------------------------

                                                2009               2008
                                           -------------      -------------
                                                      (Unaudited)

Balance, beginning of period                $    58,221         $    30,642

Net income                                   24,212,913          24,255,590
                                            -----------         -----------
                                             24,271,134          24,286,232

Less:

     Current year distributions paid
     or to be paid to unit owners            24,171,252          24,171,251
                                            -----------         -----------

Balance, end of period                      $    99,882         $   114,981
                                            ===========         ===========

































                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE NINE MONTHS ENDED July 31, 2009 AND 2008
              ------------------------------------------------

                                                2009               2008
                                            -------------     -------------
                                                      (Unaudited)

Sources of cash and cash equivalents:
------------------------------------

     German gas, sulfur and oil royalties   $25,072,153         $25,039,400

     Interest income                             10,839              77,666
                                            -----------         -----------
                                             25,082,992          25,117,066
                                            -----------         -----------
Uses of cash and cash equivalents:
---------------------------------

     Payment of Trust expenses                  870,079             861,476

     Distributions paid                      28,307,017          21,873,604
                                            -----------          ----------
                                             29,177,096          22,735,080
                                            -----------          ----------
Net increase (decrease) in cash and
     cash equivalents during the period      (4,094,104)          2,381,986

Cash and cash equivalents,
     beginning of period                      9,524,529           5,912,620
                                            -----------          ----------
Cash and cash equivalents,
     end of period                          $ 5,430,425         $ 8,294,606
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

    These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the period ended October 31, 2008. The Statement of Assets, Liabilities and Trust Corpus included herein contains information from the Trust's 2008 Form 10-K.

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

    Net income per unit -
    ---------------------
    Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2009 and 2008, there were 9,190,590 units of beneficial interest outstanding.

    New Accounting Pronouncements -
    -------------------------------
    In May 2009, the FASB issued Statement No. 165, Subsequent Events.
     Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Statement 165 was effective for interim and annual periods ending after June 15, 2009. The Trust evaluated events between the end of the most recent quarter, July 31, 2009, and August 25, 2009, the date the financial statements were issued. There were no subsequent events during this period.

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

(3) Related party transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,948 and $7,494 in the third quarter of fiscal 2009 and 2008, respectively. For such office space and office services, the Trust reimbursed the Managing Director $18,748 and $21,240 in the first nine months of fiscal 2009 and 2008, respectively.

    As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at
                                   -10-

     Cahill Gordon & Reindel LLP. For the third quarter of fiscal 2009 and 2008, the Trust paid Cahill Gordon & Reindel LLP $15,267 and $15,685 for legal services, respectively. For the first nine months of fiscal 2009 and 2008, the Trust paid Cahill Gordon & Reindel LLP $82,999 and $101,064 for legal services, respectively.

    As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of Founding Trustee Emeritus. For his service in such capacity, he earned $0 and $2,500 in the third quarters of fiscal 2009 and 2008 and $5,000 and $7,500 in the first nine months of fiscal 2009 and 2008, respectively. John H. Van Kirk, who served as President of North European Oil Corporation and North European Oil Company from 1954-1975 and as Managing Trustee of the Trust from 1975-2006, passed away on February 25, 2009.

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

          There are two types of natural gas found within the Oldenburg concession, "sweet" gas and "sour" gas. "Sweet" gas needs no treatment before it can be sold. In recent years "sweet" gas has assumed the role of swing producer. During periods of high demand the production of "sweet" gas is increased as necessary. During the summer months "sweet" gas production is reduced due to a general decline in demand. On the other hand, "sour" gas must be processed at either the Grossenkneten or NEAG desulfurization plants before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. The Trust had received no sulfur royalties under this agreement for over ten years until the second quarter of fiscal 2008, when the average selling price exceeded the indexed base price. During the second through the fourth quarters of fiscal 2008, the Trust received $259,770, $266,168 and $448,753 in royalties, respectively. In the first quarter of fiscal 2009 the Trust received $244,874 in sulfur royalties under the Mobil Agreement. However, the average selling price for sulfur once again dropped below the indexed base price and no royalties based on sulfur sales were received under the Mobil Agreement in the second or third quarters of fiscal 2009.

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

          The Trust also receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. The German authorities have requested that the operating companies conduct a reservoir analysis to determine whether the royalties are being properly allocated based on the locations of the gas reserves. During the period in which the operating companies conducted this analysis, the payment of royalties to the Trust was suspended. While this issue of allocation of royalties has been resolved, the final accounting of royalties due the Trust has not been completed and no royalties based on gas sales from Grosses Meer have been paid to the Trust during fiscal 2009. The Trust received $37,612 in royalties from Grosses Meer in the first quarter of fiscal 2008 and since then has received no further royalties.

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

          The relatively low level of administrative expenses of the Trust limits the effect of inflation on its financial prospects. Continued price inflation would be reflected in sales prices, which, together with sales volumes, form the basis on which the royalties paid to the Trust are computed. The impact of inflation or deflation on energy prices in Germany is delayed by the use in certain long-term gas sales contracts of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.

          As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for Trust expenses then anticipated.

Results: Third Quarter Fiscal 2009 Versus Third Quarter Fiscal 2008
         ----------------------------------------------------------

         For the third quarter of fiscal 2009, the Trust's net income was $5,243,544, a decrease of 36.26% from the net income of $8,226,859 for the third quarter of fiscal 2008. Gross royalties received for the third quarter of fiscal 2009 were $5,466,337, a decrease of 35.41% as compared to $8,463,341 for the third quarter of fiscal 2008. These royalties were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2009. A distribution of 58 cents per unit was paid on August 26, 2009 to owners of record as of August 14, 2009.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour ("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). The primary factor affecting royalty revenue for the quarter just ended was the decline in gas prices under both the Mobil and the OEG Agreements. In addition, in comparison to the third quarter of fiscal 2008, the lower average value of the Euro relative to the dollar decreased the number of dollars received when the royalties paid in Euros were converted to dollars at the time of their transfers to the U.S. Gas sales were virtually unchanged in comparison to the prior year's equivalent period.


         Factors Affecting Royalties Paid under the Mobil Agreement
         ----------------------------------------------------------

                         3rd Fiscal Qtr.      3rd Fiscal Qtr.      Percentage
                         Ended 7/31/2009      Ended 7/31/2008        Change
                         ---------------      ---------------      ----------
Gas Sales (Bcf)              12.290               12.314             - 0.20%
Gas Prices (Ecents/Kwh)      1.8579               2.4704             -24.79%
Gas Prices ($/Mcf)           $ 7.52               $11.16             -32.62%
Average Euro Exchange Rate  $1.4060              $1.5688             -10.38%



         Factors Affecting Royalties Paid under the OEG Agreement
         --------------------------------------------------------

                         3rd Fiscal Qtr.      3rd Fiscal Qtr.      Percentage
                         Ended 7/31/2009      Ended 7/31/2008        Change
                         ---------------      ---------------      ----------
Gas Sales (Bcf)               31.205               31.045            + 0.51%
Gas Prices (Ecents/Kwh)       2.1681               2.5699            -15.63%
Gas Prices ($/Mcf)            $ 8.48               $11.35            -25.29%
Average Euro Exchange Rate   $1.3946              $1.5730            -11.34%


          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 39.38% of all gas sales. However, royalties on these gas sales provided approximately 81.04% or $4,360,454 out of a total of $5,380,602 in Oldenburg royalties attributable to gas.

          During fiscal 2009, the operating companies performed no maintenance on the Grossenkneten desulfurization plant. However, during the third quarter of fiscal 2008, the operating companies conducted a six-week maintenance program on this plant. During this period one-third of the plant was shut down for two weeks on a rotating basis until the maintenance was completed. This reduction in processing capacity negatively affected gas sales during the prior year's period.

          Interest income was minimal due to the substantial decline in interest rates applicable during the period. Per the terms of the Trust Agreement, funds temporarily held by the Trust are invested in certificates of deposit or U.S. Treasury Bills. For the quarter just ended, Trust interest income decreased 93.13% to $1,191 from $17,332 in the third quarter of fiscal 2008. Trust expenses for the third quarter of fiscal 2009 decreased 11.75% or $29,830 to $223,984 in comparison to the prior year's
equivalent period.   This decline in expenses is related to the start-up
costs of and early work by the Trust's German counsel with respect to the legal aspects arising from the examination of the German operating companies' royalty payments in the prior year's period. This examination is conducted every other year.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2009, compared to that at fiscal year-end
(October 31, 2008), shows a decline in assets due to the lower royalty receipts during the third quarter of fiscal 2009.


Results: First Nine Months of Fiscal 2009 Versus First Nine Months of
         ------------------------------------------------------------
         Fiscal 2008
         -----------

          For the nine month period, the Trust's net income was $24,212,913, a decrease of 0.18% from the net income of $24,255,590 for last year's equivalent period. Gross royalties received for the first nine months of fiscal 2009 were $25,072,153, an increase of 0.13% as compared to $25,039,400 for the first nine months of fiscal 2008. These royalties were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2008 and the first two calendar quarters of 2009. For both nine month periods ended July 31, 2009
and 2008, total distributions were equal to $2.63 per unit.   As in prior
years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. As an adjustment for the prior calendar year, the Trust received the equivalent of $0.0964 and $0.1090 per unit during the first nine months of fiscal 2008 and 2009, respectively. In addition, the total distribution for the current nine month period includes a one-time adjustment covering the period 2005-2007. During their verification, the Trust's German accountants discovered errors related to calculation discrepancies in the determination of average gas prices. Following the required recalculation, the Trust received the equivalent of $0.1013 per unit as an adjustment.

          The primary factors affecting royalty revenue for the nine months just ended were increases in gas prices and decreases in average exchange rates under both the Mobil and the OEG Agreements. The combination of these factors, along with the slight decline in gas sales, resulted in only minor changes in net income and no change in the cumulative distribution payable.


         Factors Affecting Royalties Paid under the Mobil Agreement
         ----------------------------------------------------------

                           Nine Months          Nine Months        Percentage
                         Ended 7/31/2009      Ended 7/30/2008        Change
                         ---------------      ---------------      ----------
Gas Sales (Bcf)              38.827               40.569             - 4.29%
Gas Prices (Ecents/Kwh)      2.6086               2.2729             +14.77%
Gas Prices ($/Mcf)           $10.11               $ 9.98             + 1.30%
Average Euro Exchange Rate  $1.3454              $1.5244             -11.74%


         Factors Affecting Royalties Paid under the OEG Agreement
         --------------------------------------------------------

                           Nine Months          Nine Months        Percentage
                         Ended 7/31/2009      Ended 7/30/2008        Change
                         ---------------      ---------------      ----------
Gas Sales (Bcf)               97.971               99.441            - 1.48%
Gas Prices (Ecents/Kwh)       2.9499               2.3739            +24.26%
Gas Prices ($/Mcf)            $11.07               $10.21            + 8.42%
Average Euro Exchange Rate   $1.3368              $1.5296            -12.60%


          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the nine months just ended, gas sales from western Oldenburg accounted for only 39.63% of all gas sales. However, royalties on these gas sales provided approximately 81.68% or $19,896,792 out of a total of $24,360,470 in Oldenburg royalties attributable to gas.

          During fiscal 2009, the operating companies performed no maintenance on the Grossenkneten desulfurization plant. However, during the third quarter of fiscal 2008, the operating companies conducted a six-week maintenance program on this plant. During this period one-third of the plant was shut down for two weeks on a rotating basis until the maintenance was completed. This reduction in processing capacity negatively affected gas sales during the prior year's period.

          Interest income was lower reflecting the decline in interest rates applicable during the period. Interest income for the nine month period decreased 86.04% to $10,840 from $77,666 in the first nine months of fiscal 2008. Trust expenses for the nine month period increased 0.99% or $8,603 to $870,079 in comparison to the prior year's equivalent period. The increase in expenses resulted primarily from a timing issue in the payment of an insurance fee.


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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2009.

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 27, 2009