Form 10-K
period 2009-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2009-12-29
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2009 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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
Yes        No
    -----      -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer   X
                        -----                         -----

Non-accelerated filer               Smaller reporting company
                      -----                                   -----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 30, 2009, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $267,446,169 on such date.

As of December 28, 2009, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement for the annual meeting to be held on February 17, 2010.

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

                                PART II

Item 5.   Market for Registrant's Units of Beneficial Interest,
           Related Unit Owner Matters and Trust Purchases of Units
           of Beneficial Interest...................................... 14
Item 6.   Selected Financial Data...................................... 16
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk... 25
Item 8.   Financial Statements and Supplementary Data.................. 26
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 36
Item 9A.  Controls and Procedures...................................... 36
Item 9B.  Other Information............................................ 38

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

Exhibit Index.......................................................... 42

                                PART I


Item 1.  Business.
         --------

     (a)  General Development of Business.
          -------------------------------

          Registrant (the "Trust") is a grantor trust which, on behalf of the owners of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of Exxon Mobil Corp. ("Exxon Mobil") and the Royal Dutch/Shell Group of Companies ("Royal Dutch/Shell Group"). Under these contracts the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur. See Item 2 of this Report for descriptions of the relationships of these companies and certain of these contracts.

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

          In addition, the New York Stock Exchange (the "NYSE"), where units of beneficial interest of the Trust are listed for trading, has adopted additional corporate governance rules as set forth in Section 303A of the NYSE Listed Company Manual. Most of the governance requirements promulgated by the NYSE are not applicable to the Trust which is a passive entity acting as a royalty trust and holds only overriding royalty rights. The Trust does not engage in any operating or active business. The Trustees have, however, chosen to constitute an Audit Committee and a Compensation Committee but may not necessarily do so in the future.


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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. The operating companies make royalty payments to the Trust exclusively in Euros. Once deposited in the Trust's bank account in Germany, the Euros are converted into U.S. dollars at the rate in effect on the date of transfer to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk and the fluctuations in the conversion rate impact its financial results. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

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

          The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from its royalty rights at either their present levels or otherwise.
The Trust has no role in any of the operating companies' decision making processes, such as gas pricing, gas sales or exploration, which can impact royalty income. In addition, fluctuations in prices and supplies of gas and oil and the effect these fluctuations might have on royalty income to the Trust and on reserves net to the Trust cannot be accurately projected.
Given these factors, along with the uncertainty in worldwide and local German economic conditions and the fact that the Trustees have no information beyond that information which is generally available to the public, the Trustees make no projections regarding future royalty income.

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


     (d)  Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
Export Sales.
------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2009.

     (e)  Trustees and Executive Officers of the Trust.
          --------------------------------------------

          As specified in the Trust Agreement, the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee and receives additional compensation in such capacity. Robert P. Adelman has served as Managing Trustee (non-executive) since November 1, 2006. In addition, Samuel M. Eisenstat serves as Chairman for the Audit and Compensation Committees. Lawrence A. Kobrin serves as Clerk to the Trustees, a role similar to that of a corporate secretary. For these services these two individuals receive additional compensation.

          Day-to-day matters are handled by the Managing Director, John R. Van Kirk, who also serves as CEO and CFO. John R. Van Kirk has held the position of Managing Director of the Trust since November 1990.
The Managing Director provides office space and services at cost to the Trust.

          In addition to the Managing Director, the Trust has one administrative employee in the United States, whose title is Administrator. The Trust has retained the services of a consultant in Germany who has broad experience in the petroleum industry and from whom it receives reports on a regular basis. Because the Trust has only two employees, employee relations or labor contracts are not directly material to the business or income of the Trust. The Trustees have no information concerning employee relations of the operating companies.


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


Trust reserve estimates depend on many assumptions that may prove to be
-----------------------------------------------------------------------
inaccurate, and these inaccuracies may cause errors in the reserve estimates.
----------------------------------------------------------------------------

          The value of Trust units may depend in part on the reserves attributable to the royalty areas. The calculations performed in the process of estimating proved producing reserves are inherently uncertain. The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment, and the assumptions used regarding the quantities of recoverable natural gas and the future prices of
crude oil and natural gas.   The Trust currently receives either monthly or
quarterly reports from the operating companies with respect to production and sales on either a well-by-well or a field-wide basis. The Trust also receives semi-annual reports from the operating companies with respect to current and planned drilling and exploration efforts. These reports are very limited in nature. The unified exploration and production venture, Exxon Mobil Production Deutschland GmbH ("EMPG"), which provides these reports to the Trust, continues to limit the information flow to that which is required by German law, and the Trust has no legal or contractual right to compel the issuance of additional information. The Trust's inability to compel the delivery of detailed information with respect to individual wells increases the possibility of inaccuracy in the petroleum engineering consultant's estimates of reserves.

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


Changes in the dollar value of the Euro have both an immediate and long term
----------------------------------------------------------------------------
impact on the Trust.
-------------------

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. A higher exchange rate would yield more dollars and a lower exchange rate less dollars.

          The long-term impact relates to the mechanism of gas pricing contained in the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making
that oil and the subsequently refined light heating oil more expensive.   A
stronger Euro would buy more oil making that oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the prices of gas
higher or lower.    The changes in gas prices that result from changes in the
prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts.


Item 1B.  Unresolved Staff Comments.
          -------------------------

          None.


Item 2.   Properties.
          ----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of Exxon Mobil, or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, Exxon Mobil owns two-thirds of OEG and the Royal Dutch/Shell Group owns one-third of OEG. The Oldenburg concession (1,398,000 acres), covering virtually the entire former Grand Duchy of Oldenburg and located in the federal state of Lower Saxony, provides nearly 100% of the royalties received by the Trust. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which Exxon Mobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. In 2002, Mobil Erdgas and BEB formed EMPG to carry out all exploration, drilling and production activities. All sales activities are still handled by either Mobil Erdgas or BEB.

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

This base price is adjusted annually by an inflation index. When the average selling price falls below the indexed base price, no royalties are payable. Up until the second quarter of fiscal 2008, the Trust had not received any royalties from sulfur sales under the Mobil Agreement for over 10 years because the selling price was below the indexed base price. The average selling price for sulfur remained above the indexed base price through the first quarter of fiscal 2009 but since that point, the average selling price has been below the indexed base price and, as a result, there have been no further sulfur royalty payments.

          Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs as reported for state royalty purposes is deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. In 2008, NV Nederlandse Gasunie (the state owned Dutch gas distribution company) completed the purchase of BEB's North German gas distribution and transmission network. Preliminary informal discussions with OEG personnel indicate that the pipeline sale should not affect the method of royalty calculation. The Trust's German accountant, on behalf of the Trust, is currently in the process of reviewing the 2007-08 royalty payments to confirm whether the pipeline sale has affected the method of royalty calculation.

          The Trust also holds through Mobil Erdgas a 2% royalty interest in oil and gas sales from acreage in Bavaria, and a 0.2117% royalty under the net interest of the Bayerische Mineral Industries A.G. ("BMI"), a subsidiary of Mobil Erdgas, in concessions in Bavaria. The net interest of BMI ranges from 16-1/2 to 100% of the sales, depending on the geographic region or area. Due to the absence of royalty income under these agreements, reserves from this area in Bavaria are not included in reserve calculations for this report year. While both Mobil Erdgas and BMI have suspended production in their concessions in Bavaria, the concessions remain in effect even though there are no current exploration or development activities in these areas.
No royalties have been received under these concessions since 1996.

          In addition to the areas of Oldenburg and Bavaria, the Trust also holds overriding royalties at various rates on a number of leases of various sizes in other areas of northwest Germany. At the present time, all but one of these leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, Grosses Meer, reserves from this lease are not included in reserve calculations for this report year. In addition, the German authorities have requested that the operating companies conduct a reservoir analysis at Grosses Meer to determine whether the royalties are being properly allocated between the State and private royalty holders based on the locations of the gas reserves. During the period in which the operating companies conducted this analysis, the payment of royalties to the Trust was suspended. While this issue of allocation of royalties has been resolved, the final accounting of royalties due the Trust has not been completed and no royalties based on gas sales from Grosses Meer were paid to the Trust during fiscal 2009. The Trust received $37,612 in royalties from Grosses Meer in the first quarter of fiscal 2008 and since then has received no further royalties.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2009 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   27,929,320
Sulfur                                                   $      560,883
Oil                                                      $      233,875

                           BY GEOGRAPHIC AREA:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  23,620,973
Eastern Oldenburg                                        $   5,103,105
Non-Oldenburg Areas                                      $           0

                          BY OPERATING COMPANY:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                 $  20,276,446
BEB (under the OEG Agreement)                            $   8,447,632


          Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2009 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2009 (the "Cost Depletion Report").
The Cost Depletion Report, dated December 11, 2009, was prepared by Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2009 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2009 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2009, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

          The primary purpose of the Cost Depletion Report is the preparation of the cost depletion percentage for use by unit owners in their own tax reporting. The only information provided to the Trust that can be utilized in the calculation of the cost depletion percentage is current and historical production and sales of proved producing reserves. For the western half of the Oldenburg Concession, the Trust received monthly production and sales information on a well-by-well basis. For the eastern half of the Oldenburg Concession, the Trust receives cumulative quarterly production and sales information on two general areas. These general areas encompass numerous fields with varying numbers of wells. Pursuant to the arrangements under which the Trust holds royalty rights and the fact that the Trust is not considered an operating company within Germany, the Trust has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised by its German counsel that publication of such information is not required under applicable law in Germany and that the royalty rights do not grant the Trust the right to require or compel the release of such information. Past efforts to obtain such information from the operating companies have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. While the limited information available to the Trust permits the calculation of the cost depletion percentage, it does not change the uncertainty with respect to the estimate of proved producing reserves. In addition, it is impossible for the Trust or its consultant to make estimates of proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas.

          The Trust has the authority to examine, but only for certain limited purposes, the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Davis Associates and the Trustees believe the use of the material available is appropriate and suitable for preparation of the cost depletion percentage and the estimates described in the Cost Depletion Report. Both the Trustees and Davis Associates believe this report and these estimates to be reasonable and appropriate but assume that these estimates may vary from statistical estimates which could be made if reservoir production information (of the kind normally available to producing companies in the United States) were available. The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Cost Depletion Report.

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2009 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2009, 2008, 2007, 2006 and 2005 computed from quarterly sales reports of operating companies received by the Trust during such periods.


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


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          None.

                                PART II

Item 5.   Market for the Registrant's Units of Beneficial Interest,
          ---------------------------------------------------------
          Related Unit Owner Matters and Trust Purchases of Units of
          ----------------------------------------------------------
          Beneficial Interest.
          -------------------

          The Trust's units of beneficial interest are listed for trading on the New York Stock Exchange under the symbol NRT.

          Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and
reserving limited funds for anticipated administrative expenses.   As of
November 30, 2009, there were 1,059 unit owners of record.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2009 and 2008 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.



                               FISCAL YEAR 2009
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2009                     $20.00         $33.60      $1.06
April 30, 2009                       $21.80         $29.65      $0.99
July 31, 2009                        $27.70         $36.70      $0.58
October 31, 2009                     $28.27         $35.48      $0.38


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



          The quarterly distributions to unit owners represent their undivided interest in royalty payments from sales of gas, sulfur and oil during the previous quarter. Each unit owner is entitled to recover a portion of his or her investment in these royalty rights through a cost depletion percentage. The calculation of this cost depletion percentage is set forth in detail in Attachment B to the Cost Depletion Report attached as
Exhibit 99.1 to this Form 10-K.

          The Cost Depletion Report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2009 is 8.4869%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2009 calendar year are included on a special removable page in the 2009 Annual Report under "Note to Unit Owners." Additionally, the tax reporting information for 2009 is available on the Trusts website, www.neort.com, in the section marked Tax Letters contained within the Tax Information section.

         The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2009, 2008 or 2007 and has never made such repurchases.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2009
               ----------------------------------------------

                  2009        2008         2007         2006         2005
              -----------  -----------  -----------  -----------  -----------
German gas,
 sulfur
 and oil
 royalties
 received     $28,724,078  $34,645,159  $27,484,254  $31,079,122  $21,085,039
              ===========  ===========  ===========  ===========  ===========

Net Income    $27,699,228  $33,665,138  $26,739,669  $30,258,944  $20,222,814
              ===========  ===========  ===========  ===========  ===========
Net Income
 per unit        $3.01        $3.66        $2.91        $3.29        $2.20
                 =====        =====        =====        =====        =====
Units of
 beneficial
 interest
 outstanding
 at end
 of year (a)   9,190,590    9,190,590    9,190,590    9,190,590    9,180,876


Distributions
 paid or
 to be paid:

 Dividends and
   distributions
   per unit paid
   to formerly
   unlocated
   unit owners     .00         .00          .00          .02          .02

 Distributions
   per unit paid
   or to be paid
   to unit owners $3.01        $3.66        $2.91        $3.28         $2.22
                  =====        =====        =====         =====        =====
Total assets
 at year end  $3,586,198    $9,524,530   $5,912,621    $7,204,251   $3,920,268
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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provides approximately 97% of the total royalties. As a practical matter, the amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

          There are two types of natural gas found within the Oldenburg concession, "sweet" gas and "sour" gas. "Sweet" gas needs no treatment before it can be sold. In recent years "sweet" gas has assumed the role of swing producer. During periods of high demand the production of "sweet" gas is increased as necessary. During the summer months "sweet" gas production is reduced due to a general decline in demand. On the other hand, "sour" gas must be processed at either the Grossenkneten or the Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold.
The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower.

          Under the Mobil and OEG Agreements, the gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, the Trust's German accountant reviews these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments. The last such completed examination covering the calendar years 2005-2006 resulted in an adjustment payment that is detailed in the first paragraph of the Results: Fiscal 2009 versus Fiscal 2008, which follows. As part of the resolution of these matters, the Trust agreed to some minor administrative changes to the timing of interim royalty payments made during each quarter and the annual
reconciliation computation.   None of these changes are expected to have a
material effect on payments made to the Trust.

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. A higher exchange rate would yield more dollars and a lower exchange rate less dollars. The long-term impact relates to the mechanism of gas pricing contained in the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light
heating oil more expensive.   A stronger Euro would buy more oil making that
oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro
relationship can make the prices of gas higher or lower.    The changes in
gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts.

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

          The low level of administrative expenses of the Trust limits the effect of inflation on costs. Sustained price inflation would be reflected in sales prices, which with sales volumes form the basis on which the royalties paid to the Trust are computed. The impact of inflation or deflation on energy prices in Germany is delayed by the use in certain long-term gas sales contracts of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.


Results:  Fiscal 2009 versus Fiscal 2008
----------------------------------------

          For fiscal 2009, the Trust' gross royalty income decreased 17.09% to $28,724,078 from $34,645,159 in fiscal 2008. The decrease in royalty income is due to declines in both gas prices and gas sales, which were only partially offset by an increase in the average exchange rates. The decrease in the amount of royalty income resulted in the lower distributions. The total distribution for fiscal 2009 was $3.01 per unit compared to $3.66 per unit for fiscal 2008. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. As an adjustment for the prior calendar year, the Trust received the equivalent of $0.1090 and $0.0862 per unit during fiscal 2009 and 2008, respectively. In addition, the Trust's German accountants discovered calculation errors by the operating companies related to discrepancies in the determination of average gas prices for the 2005-2006 period. Following the required recalculation, the Trust received the equivalent of $0.1013 per unit as an adjustment during fiscal 2009.

          Under the Mobil Agreement, gas sales decreased 6.19% to 50.766 Billion cubic feet ("Bcf") in fiscal 2009 from 54.114 Bcf in fiscal 2008. The worldwide economic disruption may have contributed to the decline in gas sales. However, it is impossible to determine to what extent this and other factors may have impacted gas sales beyond the natural decline in gas production due to the normal reduction in well pressure experienced over time.


Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2009 Gas Sales       2008 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 13.699               14.251              - 3.87%
Second                12.839               14.004              - 8.32%
Third                 12.290               12.314              - 0.19%
Fourth                11.938               13.545              -11.86%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total    50.766 Bcf           54.114 Bcf           - 6.19%


          Average gas prices for gas sold under the Mobil Agreement decreased 2.56% to 2.3310 Eurocents per Kilowatt hour ("Ecents/Kwh") in fiscal 2009 from 2.3922 Ecents/Kwh in fiscal 2008. For the first half of fiscal 2009 gas prices increased significantly reflecting the impact of the very high oil prices experienced in the prior year. The second half of fiscal 2009, however, reflected the impact of the substantial decline in oil prices following the peak prices experienced in the summer of 2008.

  Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
  ----------------------------------------------------------------------------
Fiscal Quarter     2009 Gas Prices     2008 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 3.1861              2.0876               +52.62%
Second                2.7105              2.2876               +18.49%
Third                 1.8579              2.4704               -24.79%
Fourth                1.4274              2.7510               -48.11%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.3310              2.3922               - 2.56%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $9.14 per thousand cubic feet ("Mcf"), a 10.74% decrease over fiscal 2008's average price of $10.24/Mcf. For fiscal 2009, royalties paid under the Mobil Agreement were transferred at an average Euro/dollar exchange rate of $1.3621, a decrease of 8.48% from the average Euro/dollar exchange rate of $1.4883 for fiscal 2008.

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2009, gas sales from western Oldenburg accounted for only 39.42% of all gas sales. However, royalties on these gas sales provided approximately 82.52% or $23,048,569 out of a total of $27,929,320 in Oldenburg royalties attributable to gas.

          Under the OEG Agreement, gas sales decreased 2.89% to 128.776 Bcf in fiscal 2009 from 132.611 Bcf in fiscal 2008. A combination of reduced demand caused by the economic disruption as well as the normal production decline may account for the decline in gas sales.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
----------------------------------------------------------------------------
Fiscal Quarter     2009 Gas Sales       2008 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 34.350               34.716              - 1.05%
Second                32.416               33.680              - 3.75%
Third                 31.205               31.045              + 0.51%
Fourth                30.805               33.170              - 7.13%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total    128.776              132.611              - 2.89%

          Average gas prices for gas sold under the OEG Agreement increased 5.28% to 2.6389 Ecents/Kwh in fiscal 2009 from 2.5066 Ecents/Kwh in fiscal 2008. The impact of higher gas prices during the first half of fiscal 2009 more than offset the decline in gas prices during the latter half and resulted in the higher yearly average.

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
  --------------------------------------------------------------------------
Fiscal Quarter     2009 Gas Prices     2008 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 3.4411              2.1921                +56.98%
Second                3.1818              2.3809                +33.64%
Third                 2.1681              2.5699                -15.63%
Fourth                1.6487              2.9060                -43.27%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.6389              2.5066                + 5.28%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $10.02/Mcf, a 3.56% decrease over fiscal 2008's average price of $10.39/Mcf. For fiscal 2009, royalties paid under the OEG Agreement were transferred at an average Euro/dollar exchange rate of $1.3534, a decrease of 8.32% from the average Euro/dollar exchange rate of $1.4762 for fiscal 2008.

          Reflecting both the reduction in funds available for short term investment and the significantly lower interest rates in effect, interest income for fiscal 2009 decreased by 88.03% to $11,471 for fiscal 2009 from $95,802 for fiscal 2008. Trust expenses decreased 3.67% to $1,036,321 in fiscal 2009 from $1,075,823 in fiscal 2008 due to the earlier resolution of various legal matters raised in the examination of the royalty payments during the 2005-06 calendar years and cost savings realized through the elimination of the Trust's quarterly mailings to unit owners.


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

          Under the Mobil Agreement, gas sales decreased 17.52% to 54.114
Bcf in fiscal 2008 from 65.606 Bcf in fiscal 2007. The continuing decline in western Oldenburg gas sales can most likely be accounted for by a drop in overall wellhead pressures that could not be offset by the additional wells added. In addition, the gas located in western Oldenburg is almost exclusively sour gas, which must be processed to have the hydrogen sulfide removed. As a consequence, the larger decline in the third quarter can be accounted for at least partially by a shutdown of the Grossenkneten desulfurization plant. This shutdown occurred in the third quarter of fiscal 2008 but there was no shutdown during fiscal 2007.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2008 Gas Sales       2007 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 14.251               17.512              -18.62%
Second                14.004               17.125              -18.22%
Third                 12.314               16.177              -23.88%
Fourth                13.545               14.792              - 8.43%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     54.114               65.606              -17.52%

          Average gas prices for gas sold from this royalty area increased 28.01% to 2.3922 Ecents/Kwh in fiscal 2008 from 1.8688 Ecents/Kwh in fiscal 2007. For fiscal 2008, the increase in worldwide oil prices pushed average gas prices higher as we progressed through the year.

  Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
  ----------------------------------------------------------------------------
Fiscal Quarter     2008 Gas Prices     2007 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                  2.0876              2.2673              - 7.93%
Second                 2.2876              1.9950              +14.67%
Third                  2.4704              1.5159              +62.97%
Fourth                 2.7510              1.6366              +68.09%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.       2.3922              1.8688              +28.01%

          Converting gas prices into more familiar terms using the average exchange rate yielded a price of $10.24 per Mcf, a 42.02% increase over fiscal 2007's average price of $7.21/Mcf. For fiscal 2008, royalties paid under the Mobil Agreement were transferred at an average Euro exchange rate of $1.4883, an increase of 10.94% from the average Euro exchange rate of $1.3415 for fiscal 2007.

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

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
----------------------------------------------------------------------------
Fiscal Quarter     2008 Gas Sales       2007 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 34.716               41.976              -17.30%
Second                33.680               40.518              -16.88%
Third                 31.045               37.982              -18.26%
Fourth                33.170               36.260              - 8.52%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total    132.611              156.736              -15.39%

          Average gas prices for gas sold from the entire Oldenburg concession increased 16.79% to 2.5066 Ecents/Kwh in fiscal 2008 from 2.1463

Ecents/Kwh in fiscal 2007. For fiscal 2008, the increase in worldwide oil prices pushed average gas prices higher as we progressed through the year.

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
  --------------------------------------------------------------------------
Fiscal Quarter     2008 Gas Prices     2007 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.1921              2.4017               - 8.73%
Second                2.3809              2.3038               + 3.35%
Third                 2.5699              1.8774               +36.89%
Fourth                2.9060              1.9568               +48.50%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.5066              2.1463               +16.79%

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

          Goldenstedt Z-7a, which is the second well to explore the "tight" gas Carboniferous zone in eastern Oldenburg, began production in November 2008 after six of the seven planned individual hydraulic fracturing ("frac") treatments had been completed. The initial production rate declined for unknown reasons and detailed studies are being conducted currently. Varnhorn Z-7a is the third well to explore the Carboniferous zone in eastern Oldenburg and, following the execution of six individual frac treatments, entered production. The anticipated flow rate was below expectations and further considerations on how to improve this flow rate are ongoing. Goldenstedt Z-10a, the fourth well to explore the Carboniferous zone in eastern Oldenburg, began drilling in May 2009 and was successfully completed in August 2009. Individual frac treatments are planned for January 2010. Goldenstedt Z-23, the fifth well to explore the Carboniferous zone in eastern Oldenburg, has begun drilling and may be completed during the first quarter of 2010.

          Quaadmoor Z-5, a sour gas well exploring the Zechstein formation in eastern Oldenburg, began drilling in late February 2009. It was completed
recently and put into production successfully.    Sage Z-5, another eastern
sour gas well, began drilling in March 2009 and was successfully completed in the summer of 2009. Initial production was at a lower rate than expected and further declines occurred. The reasons for this behavior are not known and additional studies are being conducted.

          Two wells, Hengstlage-N Z-8 and Z-5a, suffered casing collapses at a depth below 10,000 feet and required that they be re-drilled. Both wells were successfully completed and re-entered production in 2009.

          The following wells, Goldenstedt Z-20, Brinkholz Z-5 and Cappeln Z-3a, are planned for drilling during 2010 provided final approval by the two operating companies is obtained. The first two will explore the Zechstein zone and the Cappeln Z-3a will deepen the existing sour gas well to reach the Carboniferous zone at a depth of approximately 12,000 feet. Four or five individual frac treatments are planned for Cappeln Z-3a before it enters production. Approval of Hemmelte NW T-1, an exploratory sweet gas well in the western part of Oldenburg, is not expected during 2010.


Critical Accounting Policies
----------------------------

          The financial statements, appearing subsequently in this Report, present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). Cash basis accounting is an accepted accounting method for royalty trusts such as the Trust. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The use of GAAP would require the Trust to accrue for expected royalty payments. This is exceedingly difficult since the Trust has very limited information on such payments until they are received and cannot accurately project such amounts. The Trust's cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. The one modification of the cash basis of accounting is that the Trust accrues for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust).
The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust and presents to the unit owners a more accurate calculation of income and expenses for tax reporting purposes.


Off-Balance Sheet Arrangements
------------------------------

          The Trust has no off-balance sheet arrangements.

Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2009 other than the distribution announced on October 30, 2009 and payable to unit owners on November 25, 2009, as reflected in the statement of assets, liabilities and trust corpus.

                             Payments Due by Period
                             ----------------------

                                   Less than       1-3       3-5     More than
                      Total         1 Year        Years     Years     5 Years
                  -------------  -------------   -------   -------   ---------
Distributions
payable to
unit owners        $3,492,424     $3,492,424       $0        $0        $0


                   -----------------------------------


          This Annual Report contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources.
These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward looking statements. These include uncertainties concerning levels of gas production and gas sale prices, general economic conditions and currency exchange rates, as well as those factors set forth above under Item 1A of this Report. Actual results and events may vary significantly from those discussed in the forward looking statements.




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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2009 and 2008                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Fiscal Years Ended October 31, 2009,
    2008 and 2007                                                 F-4

  Statements of Undistributed Earnings for the Fiscal
    Years Ended October 31, 2009, 2008 and 2007                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Fiscal Years Ended October 31, 2009, 2008 and 2007        F-5

  Notes to Financial Statements                                F-6 - F-9

           Report of Independent Registered Public Accounting Firm


To the Board of Trustees and Unit Owners of
North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2009 and 2008, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2009. The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2009 and 2008, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the years in the three-year period ended October 31, 2009, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 28, 2009 expressed an unqualified opinion.



Weiser LLP
New York, NY
December 28, 2009










                                   F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2009 AND 2008
                       -------------------------

                ASSETS                         2009          2008
                ------                     ------------   ------------

Current Assets

  Cash and cash equivalents                 $3,586,197     $9,524,529

  Producing gas and oil
  royalty rights (Note 1)                            1              1
                                           ------------   ------------
Total Assets                                $3,586,198     $9,524,530
                                           ============   ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities

  Distributions payable
  to unit owners, paid
  November 2009 and 2008                    $3,492,424     $9,466,308


Trust corpus (Notes 1 and 2)                         1              1

Undistributed earnings                          93,773         58,221
                                           ------------   ------------
Total Liabilities and Trust Corpus          $3,586,198     $9,524,530
                                           ============   ============

















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-2


                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007
        ----------------------------------------------------------


                                 2009           2008           2007
                             ------------   ------------   ------------
German gas, sulfur and
  oil royalties received     $28,724,078    $34,645,159    $27,484,254


Interest income                   11,471         95,802        207,932


Trust expenses                (1,036,321)    (1,075,823)      (952,517)
                             ------------   ------------   ------------

Net income                   $27,699,228    $33,665,138    $26,739,669
                             ============  =============   ============



Net income per unit              $3.01          $3.66          $2.91
                                =======        =======        =======



Distributions per unit paid
  to be paid to unit owners      $3.01          $3.66          $2.91
                                =======        =======        =======




















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-3

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007
        ----------------------------------------------------------


                                  2009          2008           2007
                             ------------   ------------   ------------

Balance, beginning of year    $    58,221   $    30,642    $    35,590

Net income                     27,699,228    33,665,138     26,739,669
                             ------------   ------------   ------------
                               27,757,449    33,695,780     26,775,259

Less:


Current year distributions
  paid or to be paid
  to unit owners               27,663,676    33,637,559     26,744,617
                             ------------   -----------    ------------


Balance, end of year          $    93,773   $    58,221    $    30,642
                             ============   ============   ============

























                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007
        ----------------------------------------------------------


                                    2009          2008          2007
                               ------------   ------------   ------------
Sources of cash and
  cash equivalents:

  German gas, sulfur and
    oil royalties received      $28,724,078    $34,645,159    $27,484,254


  Interest income                    11,471         95,802        207,932
                               ------------   ------------   ------------
                                 28,735,549     34,740,961     27,692,186
                               ------------   ------------   ------------

Uses of cash and
  cash equivalents:

  Payment of Trust expenses       1,036,321      1,075,823        952,517


  Distributions paid             33,637,560     30,053,229     28,031,299
                               ------------   ------------   ------------
                                 34,673,881     31,129,052     28,983,816
                               ------------   ------------   ------------

Net increase (decrease)
  in cash and cash
  equivalents during the year    (5,938,332)     3,611,909     (1,291,630)

Cash and cash equivalents,
  beginning of year               9,524,529      5,912,620      7,204,250
                               ------------   ------------   ------------
Cash and cash equivalents,
  end of year                   $ 3,586,197    $ 9,524,529    $ 5,912,620
                               ============   ============   ============











                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5


                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2009, 2008 AND 2007
                    -------------------------------


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





                                  F-6

      Cash and cash equivalents -
      ---------------------------

      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills, with original maturities of three months or less from
      the date of purchase.   The amounts deposited in the Trust's U.S. bank
      accounts as of October 31, 2009 are covered under the FDIC's Temporary Liquidity Guarantee Program, which program terminates on December 31, 2009. In addition, approximately $7,982 was held in the Trust's German account at October 31, 2009.


      Net income per unit -
      ---------------------

      Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2009, 2008 and 2007, there were 9,190,590 units of beneficial interest outstanding.


      New accounting pronouncements -
      -------------------------------

      In May 2009, the FASB issued FASB guidance now codified as FASB ASC Topic 855, Subsequent Events ("Topic 855"), which is effective June 15, 2009. Topic 855 provides guidance for disclosing events that occur after the balance sheet date, but prior to the issuance of the financial statements. The Trust is in compliance with the provisions of Topic 855. Topic 855 did not have any impact to the Trust's financial position or operating results.

      In June 2009, the FASB issued FASB guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles ("Topic 105"), which is effective September 15, 2009. Topic 105 does not alter current U.S. generally accepted accounting principles, but rather integrates existing accounting standards with other authoritative guidance. As a result of the integration, Topic 105 will be a single source of authoritative guidance for non-governmental entities and will also supersede all other previously issued non-SEC accounting and reporting guidance. The Trust is in compliance with the provisions of Topic 105. Topic 105 did not have any impact to the Trust's financial position or operating results other than to change the references in the financial statement footnotes to the ASC topics.


      Subsequent events  -
      --------------------

      In preparing these financial statements, the Trust has determined that there are no subsequent events through December 28, 2009, which is the date that the financial statements were issued. The Trust is not aware of any material significant events that occurred after October 31, 2009 that required recognition or disclosure in these financial statements.




                                    F-7

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


(3) Related Party Transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $8,723 and $7,699 in the fourth quarter of fiscal 2009 and 2008, respectively. For such office space and services, the Trust reimbursed the Managing Director $27,470 and $28,939 in fiscal 2009 and 2008, respectively.

    As of January 1, 2007, Lawrence A. Kobrin, a Trustee of the Trust, was named Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. Prior to such time, Mr. Kobrin was a partner at Cahill Gordon & Reindel LLP. For the fourth quarter of fiscal 2009 and 2008, the Trust paid Cahill Gordon & Reindel LLP $11,192 and $21,154 for legal services, respectively. For fiscal 2009 and 2008, the Trust paid Cahill Gordon & Reindel LLP $94,191 and $122,218 for legal services, respectively.

    As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of
    Founding Trustee Emeritus.   For his service in such capacity, he earned
    $5,000 and $10,000 in fiscal 2009 and 2008, respectively. John H. Van Kirk, who served as President of North European Oil Corporation and North European Oil Company from 1954-1975 and as Managing Trustee of the Trust from 1975-2006, passed away on February 25, 2009.


(4) Employee Benefit Plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2008 and 2009 calendar years.



                                   F-8


(6) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2009 and 2008.


                              Fiscal 2009 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received     $10,180,979  $9,424,837  $5,466,337  $3,651,925   $28,724,078

Net income     $ 9,846,469  $9,122,900  $5,243,544  $3,486,315   $27,699,228

Net income
  per unit         $1.07       $0.99       $0.57       $0.38         $3.01

Distributions
  paid or
  to be paid   $ 9,742,025  $9,098,684  $5,330,543  $3,492,424   $27,663,676

Distributions
  per unit paid or
  to be paid to
  unit owners      $1.06       $0.99       $0.58       $0.38         $3.01


                              Fiscal 2008 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $7,215,083  $9,360,976  $8,463,341  $9,605,759   $34,645,159

Net income      $6,979,325  $9,049,406  $8,226,859  $9,409,548   $33,665,138

Net income
  per unit         $0.76       $0.98       $0.90       $1.02         $3.66

Distributions
  paid or
  to be paid    $6,984,848  $9,006,778  $8,179,625  $9,466,308   $33,637,559

Distributions
  per unit paid or
  to be paid to
  unit owners      $0.76       $0.98       $0.89       $1.03         $3.66









                                   F-10

Item 9.   Changes in and Disagreements with Accountants
          ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2009. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2009.


Internal Control over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2009. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2009 has been audited by Weiser LLP, the Trust's independent auditor, as stated in their report which follows.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm on
               Internal Control over Financial Reporting

The Board of Trustees and
Unit Owners of North European Oil Royalty Trust


We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of October 31, 2009, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for the year ended October 31, 2009 of the Trust and our report dated December 28, 2009 expressed an unqualified opinion thereon.


Weiser LLP
New York, NY
December 28, 2009



          Part C.   Changes in Internal Control over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

          Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2010, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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


Item 11. Executive Compensation.
         ----------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2010, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2010, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions, and Director
         ------------------------------------------------------------
         Independence.
         ------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2010, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2010, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.



                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Fiscal Years
               Ended October 31, 2009, 2008 and 2007

               Reports of Independent Registered Public Accounting Firm

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2009 and 2008

               Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2009, 2008 and 2007

               Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2009, 2008 and 2007

               Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2009, 2008 and 2007

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 28, 2009                By:  /s/ John R. Van Kirk
                                             -------------------------
                                                 John R. Van Kirk,
                                                 Managing Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 28, 2009             /s/ Robert P. Adelman
                                     --------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 28, 2009             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 28, 2009             /s/ Lawrence A. Kobrin
                                     --------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 28, 2009             /s/ Willard B. Taylor
                                     --------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 28, 2009             /s/ Rosalie J. Wolf
                                     --------------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 28, 2009             /s/ John R. Van Kirk
                                     --------------------------------
                                         John R. Van Kirk, Managing Director

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

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            43
          Financial Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  45
          Chief Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  Calculation of Cost Depletion Percentage                      46
         for the 2009 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2009 prepared by Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).