Form 10-Q
period 2010-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2010-02-25
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2010    or
                                ------------------

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


Class                                     Outstanding at January 31, 2010
----------------------------              ------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2010 AND OCTOBER 31, 2009
                      -------------------------------------
                                                2010                2009
                                         -----------------   ----------------
                                            (Unaudited)
Current assets - - Cash and
     cash equivalents                       $ 4,710,064          $ 3,586,197


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 4,710,065          $ 3,586,198
                                            ============         ============

Current liabilities - - Distributions
     to be paid to unit owners, paid
     February 2010 and November 2009        $ 4,595,295          $ 3,492,424

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          114,769               93,773
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 4,710,065          $ 3,586,198
                                            ============         ============























                The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
             ----------------------------------------------------

                                                2010                2009
                                         -----------------   ----------------
                                                      (Unaudited)
German gas, sulfur and oil
     royalties received                     $ 4,894,409          $10,180,979
                                            ------------         ------------
Interest income                                     181                9,451
                                            ------------         ------------
Trust expenses                                 (278,299)            (343,961)
                                            ------------         ------------
  Net income                                $ 4,616,291          $ 9,846,469
                                            ============         ============

Net income per unit                            $ .50                $1.07
                                               ======               ======

Distributions per unit
     to be paid to unit owners                 $ .50                $1.06
                                               ======               ======































                 The accompanying notes are an integral part
                       of these financial statements.

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
              ----------------------------------------------------

                                                2010                2009
                                         -----------------   ----------------
                                                      (Unaudited)

Balance, beginning of period                $    93,773          $    58,221

Net income                                    4,616,291            9,846,469
                                            ------------         ------------
                                              4,710,064            9,904,690

Less:

     Current year distributions
       to be paid to unit owners              4,595,295            9,742,025
                                            ------------         ------------
Balance, end of period                      $   114,769          $   162,665
                                            ============         ============

































                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
              ----------------------------------------------------

                                                2010                2009
                                          -----------------   ---------------
                                                      (Unaudited)

Sources of cash and cash equivalents:
------------------------------------

     German gas, sulfur and oil royalties   $ 4,894,409          $10,180,979

     Interest income                                181                9,451
                                            ------------         ------------
                                              4,894,590           10,190,430
                                            ------------         ------------
Uses of cash and cash equivalents:
---------------------------------

     Payment of Trust expenses                  278,299              343,961

     Distributions paid                       3,492,424            9,466,308
                                            ------------         ------------
                                              3,770,723            9,810,269
                                            ------------         ------------
Net increase (decrease) in cash and
     cash equivalents during the period       1,123,867              380,161

Cash and cash equivalents,
     beginning of period                      3,586,197            9,524,529
                                            ------------         ------------
Cash and cash equivalents,
     end of period                          $ 4,710,064          $ 9,904,690
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

    These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the period ended October 31, 2008. The Statement of Assets, Liabilities and Trust Corpus included herein contains information from the Trust's 2009 Form 10-K.

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

    Net income per unit -
    ---------------------
    Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2010 and 2009, there were 9,190,590 units of beneficial interest outstanding.

    Subsequent events -
    -------------------
    In preparing these financial statements, the Trust has determined that there are no subsequent events through February 24, 2010, which is the date that the financial statements were issued. The Trust is not aware of any material significant events that occurred after January 31, 2010 that required recognition or disclosure in these financial statements.


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


(3) Related party transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,172 and $5,778 in the first quarter of fiscal 2010 and 2009, respectively.

    Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill
      Gordon & Reindel LLP which serves as counsel to the Trust. For the first quarter of fiscal 2010 and 2009, the Trust paid Cahill Gordon & Reindel LLP $14,605 and $33,029 for legal services, respectively.

    As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of Founding Trustee Emeritus. For his service in such capacity, he earned $2,500 in the first quarter of fiscal 2009.

      John H. Van Kirk, who served as President of North European Oil Corporation and North European Oil Company from 1954-1975 and as Managing Trustee of the Trust from 1975-2006, passed away on February 25, 2009.


(4) Employee benefit plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees
      (SIMPLE IRA) that is available to all employees of the Trust, including the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2010 calendar year.

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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the Exxon Mobil Corp. ("Exxon Mobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Mobil and the Royal Dutch/Shell Group of Companies, formed a company ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

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

          There are two types of natural gas found within the Oldenburg concession, "sweet" gas and "sour" gas. "Sweet" gas needs no treatment before it can be sold. In recent years "sweet" gas has assumed the role of swing producer. During periods of high demand, the production of "sweet" gas is increased as necessary. During the summer months "sweet" gas production is reduced due to a general decline in demand. On the other hand, "sour" gas must be processed at either the Grossenkneten or the Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold.
The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower.

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under this agreement. Historically, as compared to the OEG Agreement described below, the Trust has received significantly greater royalty payments under the Mobil Agreement due to the higher royalty rate specified by that agreement.

         The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. The Trust had received no sulfur royalties under this agreement for over ten years until the second quarter of fiscal 2008.
From that point forward, the average selling price for sulfur again exceeded the indexed base price and the payment of sulfur royalties under the Mobil Agreement resumed. In the first quarter of fiscal 2009, the Trust received $244,874. However, beginning with the second quarter of fiscal 2009, the average selling price for sulfur once again dropped below the indexed base price and no royalties based on sulfur sales under the Mobil Agreement have been received since.

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

          The Trust also receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. The German authorities have requested that the operating companies conduct a reservoir analysis to determine whether the royalties are being properly allocated based on the locations of the gas reserves. During the period in which the operating companies conducted this analysis, the payment of royalties to the Trust was suspended. While this issue of allocation of royalties has been resolved, the final accounting of royalties due the Trust has not been completed and no royalties based on gas sales from Grosses Meer have been paid to the Trust since the first quarter of fiscal 2008.

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

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro less dollars. The long-term impact relates to the mechanism of gas pricing contained in the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined
light heating oil more expensive.   A stronger Euro would buy more oil making
that oil and the subsequently refined light heating oil less expensive.
Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the prices of gas higher or lower. The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts.

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

          The low level of administrative expenses of the Trust limits the effect of inflation on its financial prospects. Sustained price inflation, which would be reflected in sales prices, along with sales volumes form the basis on which the royalties paid to the Trust are computed. The impact of inflation or deflation on energy prices in Germany is delayed by the use, in certain long-term gas sales contracts, of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.

          As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for Trust expenses then anticipated.

Results: First Quarter Fiscal 2010 Versus First Quarter Fiscal 2009
-------------------------------------------------------------------

         For the first quarter of fiscal 2010, the Trust's net income was $4,616,291, a decrease of 53.12% from the net income of $9,846,469 for the first quarter of fiscal 2009. Gross royalties received for the first quarter of fiscal 2010 were $4,894,409, a decrease of 51.93% as compared to $10,180,979 for the first quarter of fiscal 2009. Royalties received during the first quarter of fiscal 2010 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2009. A distribution of $0.50 per unit was paid on February 24, 2010 to owners of record as of February 12, 2010.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour ("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). The primary factor affecting royalty revenue for the quarter just ended was the decrease in gas prices under both the Mobil and the OEG Agreements. The decline in gas sales under both agreements added to the negative impact on royalty revenue caused by the drop in gas prices. In comparison to the first quarter of fiscal 2009, the higher average value of the Euro relative to the dollar increased the number of dollars received when the royalties paid in Euros were converted to dollars at the time of their transfers to the U.S.
However, the increase in the value of the Euro relative to the dollar, while positive, was minor compared to the combined negative impact of lower gas prices and gas sales.


         Factors Affecting Royalties Paid under the Mobil Agreement
         ----------------------------------------------------------

                         First Fiscal Qtr.    First Fiscal Qtr.    Percentage
                          Ended 1/31/2010      Ended 1/31/2009       Change
                         ----------------     ----------------     ----------
Gas Sales (Bcf)              11.861               13.699            - 13.42%
Gas Prices (Ecents/Kwh)      1.6491               3.1861            - 48.24%
Gas Prices ($/Mcf)           $ 6.88               $12.30            - 44.07%
Average Euro Value          $1.4493              $1.3404            +  8.12%


          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 38.74% of all gas sales. However, royalties on these gas sales provided approximately 81.16% or $3,917,804 out of a total of $4,827,050 in Oldenburg royalties attributable to gas.

         Factors Affecting Royalties Paid under the OEG Agreement
         --------------------------------------------------------

                         First Fiscal Qtr.    First Fiscal Qtr.    Percentage
                          Ended 1/31/2010      Ended 1/31/2009       Change
                         ----------------     ----------------     ----------
Gas Sales (Bcf)               30.616               34.351           - 10.87%
Gas Prices (Ecents/Kwh)       1.9151               3.4411           - 44.35%
Gas Prices ($/Mcf)            S 7.74               $12.93           - 40.14%
Average Euro Value           $1.4405              $1.3382           +  7.64%


          Interest income was lower reflecting the decline in interest rates applicable during the period along with the reduced funds available for investment. For the quarter just ended, Trust interest income decreased 98.08% to $181 from $9,451 in the first quarter of fiscal 2009. Trust expenses for the first quarter of fiscal 2010 decreased 19.09% or $65,662 to $278,299 in comparison to $343,961 in the prior year's equivalent period.
The decrease in costs primarily reflects a reduction in Trustee's fees, which are calculated based on provisions specified in the Trust Agreement.


          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2010, compared to that at fiscal year-end (October 31, 2009), shows an increase in assets due to the higher royalty receipts during the first quarter of fiscal 2010.


                   -----------------------------------


         This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include uncertainties concerning levels of gas production and gas prices, general economic conditions and currency exchange rates and the risks described in Item 1A, "Risk Factors," in the Trust's Annual Report on Form 10-K for the fiscal year ended October 31, 2009. Actual results and events may vary significantly from those discussed in the forward-looking statements.



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

         The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2010. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2010.

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.



                      PART II -- OTHER INFORMATION
                      ----------------------------

Item 5.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         The Annual Meeting of Unit Owners was held on February 17, 2010. The following persons were elected as Trustees of the Trust to serve until the next Annual Meeting of Unit Owners:

           Robert P. Adelman (3,345,337 votes for; 107,314 withheld) Samuel M. Eisenstat (3,342,508 votes for; 110,143 withheld) Lawrence A. Kobrin (3,337,653 votes for; 114,998 withheld) Willard B. Taylor (3,347,718 votes for; 104,933 withheld) Rosalie J. Wolf (3,344,846 votes for; 107,805 withheld)



Item 6.   Exhibits.
          --------


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

Dated: February 24, 2010