Form 10-Q
period 2010-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2010-05-26
CIK 72633

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2010    or
                                ----------------

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


Class                                     Outstanding at April 30, 2010
----------------------------              ------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      April 30, 2010 AND OCTOBER 31, 2009
                     -------------------------------------

                                               2010                2009
                                           -------------       ------------
                                            (Unaudited)         (Audited)
Current assets - - Cash and
     cash equivalents                       $4,733,470           $3,586,197


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)             1                    1
                                            ----------           ----------
Total Assets                                $4,733,471           $3,586,198
                                            ==========           ==========

Current liabilities - - Distributions
     to be paid to unit owners, paid
     May 2010 and November 2009             $4,687,201           $3,492,424

Trust corpus (Notes 1 and 2)                         1                    1

Undistributed earnings                          46,269               93,773
                                            ----------           ----------
Total Liabilities and Trust Corpus          $4,733,471           $3,586,198
                                            ==========           ==========























                The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
           ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED APRIL 30, 2010 AND 2009
             --------------------------------------------------

                                                2010              2009
                                            -----------        ------------
                                            (Unaudited)        (Unaudited)
German gas, sulfur and oil
     royalties received                     $4,926,049          $9,424,837
                                            -----------         -----------
Interest income                                  2,277                 197
                                            -----------         -----------
Trust expenses                                (309,625)           (302,134)
                                            -----------         -----------
  Net income                                $4,618,701          $9,122,900
                                            ===========         ===========

Net income per unit                            $0.50                $0.99
                                               =====                =====

Distributions per unit
     to be paid to unit owners                 $0.51                $0.99
                                               =====                =====































                 The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009
              ------------------------------------------------

                                                2010               2009
                                            ------------       ------------
                                            (Unaudited)        (Unaudited)
German gas, sulfur and oil
     royalties received                     $ 9,820,458        $19,605,816
                                            -----------        -----------
Interest income                                   2,458              9,648
                                            -----------        -----------
Trust expenses                                 (587,924)          (646,095)
                                            -----------        -----------
  Net income                                $ 9,234,992        $18,969,369
                                            ===========        ===========

Net income per unit                            $1.00               $2.06
                                               =====               =====

Distributions per unit
     to be paid to unit owners                 $1.01               $2.05
                                               =====               =====
































                 The accompanying notes are an integral part
                       of these financial statements.
                                   -6-

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009
                ------------------------------------------------

                                                2010               2009
                                           -------------      -------------
                                            (Unaudited)        (Unaudited)

Balance, beginning of period                $    93,773         $    58,221

Net income                                    9,234,992          18,969,369
                                            -----------         -----------
                                              9,328,765          19,027,590

Less:

     Current year distributions paid
     or to be paid to unit owners             9,282,496          18,840,709
                                            -----------         -----------

Balance, end of period                      $    46,269         $   186,881
                                            ===========         ===========

































                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009
              ------------------------------------------------

                                                2010               2009
                                            -------------     --------------
                                             (Unaudited)       (Unaudited)

Sources of cash and cash equivalents:
------------------------------------

     German gas, sulfur and oil royalties   $ 9,820,458         $19,605,816

     Interest income                              2,458               9,648
                                            -----------         ------------
                                              9,822,916          19,615,464
                                            -----------         ------------
Uses of cash and cash equivalents:
---------------------------------

     Payment of Trust expenses                  587,924             646,095

     Distributions paid                       8,087,719          19,208,333
                                            -----------          -----------
                                              8,675,643          19,854,428
                                            -----------          -----------
Net increase (decrease) in cash and
     cash equivalents during the period       1,147,273            (238,964)

Cash and cash equivalents,
     beginning of period                      3,586,197           9,524,529
                                            -----------          -----------
Cash and cash equivalents,
     end of period                          $ 4,733,470         $ 9,285,565
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

    These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2009. The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2009 Form 10-K.

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

    Net income per unit -
    ---------------------
    Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2010 and 2009, there were 9,190,590 units of beneficial interest outstanding.

    New accounting pronouncements -
    -------------------------------

    In February 2010, the Financial Accounting Standards Board ("FASB") issued an update to authoritative guidance relating to subsequent events, which was effective upon the issuance of the update. The Trust adopted this authoritative guidance on February 28, 2010. The update to the authoritative guidance relating to subsequent events removes the requirement for Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. The adoption of this update to the authoritative guidance relating to subsequent events did not impact the Trust's financial position or operating results.


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


(3) Related party transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $5,900 and $6,021 in the second quarter of fiscal 2010 and 2009, respectively. For such office space and office services, the Trust reimbursed the Managing Director $12,072 and $11,800 in the first six months of fiscal 2010 and 2009, respectively.

    Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at
      Cahill Gordon & Reindel LLP which serves as counsel to the Trust.
      For the second quarter of fiscal 2010 and 2009, the Trust paid Cahill Gordon & Reindel LLP $50,768 and $34,703 for legal services, respectively. For the first six months of fiscal 2010 and 2009, the Trust paid Cahill Gordon & Reindel LLP $65,373 and $67,732 for legal services, respectively.

    As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of Founding Trustee Emeritus. For his service in such capacity, he earned $0 and $2,500 in the first six months of fiscal 2010 and 2009, respectively. John H. Van Kirk, who served as President of North European Oil Royalty Corporation and North European Oil Company from 1954-1975 and as Managing Trustee of the Trust from 1975-2006, passed away on February 25, 2009.


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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the Exxon Mobil Corp. ("Exxon Mobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Mobil and the Royal Dutch/Shell Group of Companies, formed a company Exxon Mobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

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

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. In recent years sweet gas has assumed the role of swing producer. During periods of high demand, the production of sweet gas is increased as necessary. During the summer months sweet gas production is reduced due to a general decline in demand. On the other hand, sour gas must be processed at either the Grossenkneten or Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. The Trust had received no sulfur royalties under this agreement for over ten years until the second quarter of fiscal 2008. From that point forward, the average selling price for sulfur again exceeded the indexed base price and the payment of sulfur royalties under the Mobil Agreement resumed. In the first quarter of fiscal 2009, the Trust received $244,874. However, beginning with the second quarter of fiscal 2009 and continuing through the end of the second quarter of fiscal 2010, the average selling price for sulfur was below the indexed base price and no royalties based on sulfur sales under the Mobil Agreement have been received.

          Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the OEG Agreement). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. NV Nederlandse Gasunie (the state owned Dutch gas distribution company) has completed the purchase of BEB's North German gas distribution and transmission network. As part of its normal biennial examination of the operating companies, the Trust's German accountants have recently completed their examination of the royalty payments for 2007-08. While the pipeline sale occurred in the latter half of 2008, the accountants confirmed that transportation costs continued in accordance with the authorized indexed flat rate throughout this period and that the method of royalty calculation has not been affected. The Trust will continue to monitor the situation.

          The Trust also receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. The German authorities requested that the operating companies conduct a reservoir analysis to determine whether the royalties are being properly allocated based on the locations of the gas reserves. During the period in which the operating companies conducted this analysis, the payment of royalties to the Trust was suspended. This analysis has been completed and an allocation of gas sales for Grosses Meer was set at 60% for private lease holders and 40% for the state. Once the final paperwork has been completed and royalty payments are brought into balance based on the new allocation, royalties from Grosses Meer should resume. No royalties based on gas sales from Grosses Meer have been paid to the Trust since the first quarter of fiscal 2008.

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


Results: Second Quarter Fiscal 2010 Versus Second Quarter Fiscal 2009
         ------------------------------------------------------------

         For the second quarter of fiscal 2010, the Trust's net income was $4,618,701, a decrease of 49.37% from the net income of $9,122,900 for the second quarter of fiscal 2009. Gross royalties received for the second quarter of fiscal 2010 were $4,926,049, a decrease of 47.73% as compared to $9,424,837 for the second quarter of fiscal 2009. A distribution of 51 cents per unit was paid on May 26, 2010 to owners of record as of May 14, 2010. The distribution for the second fiscal quarter is primarily comprised of royalties derived from sales of gas.

          In the second fiscal quarter of 2009, as in prior years, the Trust received adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. Beginning in 2010, however, such prior year adjustments will be delayed until September per a negotiated settlement between the Trust and the operating companies. Accordingly, no adjustment was received in the second quarter of fiscal 2010. During the second quarter of fiscal 2009, the Trust received the equivalent of $0.1090 per unit in prior year adjustments and a one-time adjustment of $0.1013 per unit which resulted from the examination of the operating companies for the period 2005-2006 and extending into 2007.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour ("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). Significant declines in both gas prices and gas sales, offset slightly by an increase in the average exchange rate, resulted in the significant declines in royalty revenue and net income for the quarter just ended under both the Mobil and the OEG Agreements.

-----------------------------------------------------------------------------
                         2nd Fiscal Qtr.      2nd Fiscal Qtr.      Percentage
   MOBIL AGREEMENT       Ended 4/30/2010      Ended 4/30/2009        Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)              11.331               12.839             -11.75%
Gas Prices (Ecents/Kwh)      1.9035               2.7105             -29.77%
Gas Prices ($/Mcf)           $ 7.44               $10.24             -27.34%
Average Euro Value          $1.3586              $1.3117             + 3.58%
-----------------------------------------------------------------------------
   OEG AGREEMENT
-----------------------------------------------------------------------------
Gas Sales (Bcf)               30.083               32.416            - 7.20%
Gas Prices (Ecents/Kwh)       2.0857               3.1818            -34.45%
Gas Prices ($/Mcf)            $ 7.83               $11.60            -32.50%
Average Euro Value           $1.3403              $1.2987            + 3.20%

          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 37.67% of all gas sales. However, royalties on these gas sales provided approximately 81.49% or $3,965,674 out of a total of $4,866,535 in Oldenburg royalties attributable to gas.

          Interest income was minimal due to the low interest rates applicable during the period. Per the terms of the Trust Agreement, funds temporarily held by the Trust are invested in certificates of deposit or U.S. Treasury Bills. Trust expenses for the second quarter of fiscal 2010 increased 2.48% or $7,491 to $309,625 in comparison to the prior year's
equivalent period.   This increase in expenses is primarily due to the legal
issues raised as a result of the examination of the German operating companies' royalty payments. The Trust' German accountants conduct this examination every other year.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2010, compared to that at fiscal year-end (October 31, 2009), shows an increase in assets due to the higher royalty receipts during the second quarter of fiscal 2010.

Results: First Six Months of Fiscal 2010 Versus First Six Months of
         ----------------------------------------------------------
         Fiscal 2009
         -----------

          For the six month period, the Trust's net income was $9,234,992, a decrease of 51.32% from the net income of $18,969,369 for last year's equivalent period. Gross royalties received for the first six months of fiscal 2010 were $9,820,458, a decrease of 49.91% as compared to $19,605,816 for the first six months of fiscal 2009. These royalties were derived primarily from sale of gas from the Trust's overriding royalty areas in Germany. For the six month period ended April 30, 2010, total distributions were equal to $1.01 per unit compared to total distributions of $2.05 for the first six months of fiscal 2009.

          Significant declines in both gas prices and gas sales, offset slightly by an increase in the average exchange rate, resulted in the significant declines in royalty revenue and net income for the six months just ended under both the Mobil and the OEG Agreements.

-----------------------------------------------------------------------------
                            Six Months           Six Months        Percentage
   MOBIL AGREEMENT       Ended 4/30/2010      Ended 4/30/2009        Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)              23.192               26.537             -12.61%
Gas Prices (Ecents/Kwh)      1.7734               2.9560             -40.01%
Gas Prices ($/Mcf)           $ 7.15               $11.31             -36.78%
Average Euro Value          $1.4018              $1.3277             + 5.58%
-----------------------------------------------------------------------------
   OEG AGREEMENT
-----------------------------------------------------------------------------
Gas Sales (Bcf)               60.700               66.767            - 9.09%
Gas Prices (Ecents/Kwh)       1.9996               3.3152            -39.68%
Gas Prices ($/Mcf)            $ 7.78               $12.28            -36.64%
Average Euro Value           $1.3886              $1.3199            + 5.20%


          For the six months just ended, gas sales from western Oldenburg accounted for only 38.21% of all gas sales. However, royalties on these gas sales provided approximately 81.29% or $7,864,540 out of a total of $9,674,646 in Oldenburg royalties attributable to gas.

          Interest income was lower reflecting the continuing low interest rates applicable during the period and the reduced sums available for investment. Trust expenses for the six month period decreased 9.00% or $58,171 to $587,924 in comparison to the prior year's equivalent period. This decrease in expenses is primarily related to reduced Trustees' fees calculated as specified under provisions in the Trust Agreement.


Report on Drilling and Geophysical Work
---------------------------------------

          The Trust's German consultant, Alfred Stachel, met with representatives of the operating companies recently to inquire about drilling begun or completed in 2009 and planned and proposed drilling and geophysical work for 2010 and beyond, as well as other general matters. The following is a summary of Mr. Stachel's account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, the operating companies are not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

          The operating companies have indicated that they will be conducting scheduled maintenance work at the Grossenkneten desulfurization plant during the period August 12-30, 2010. This will reduce sour gas processing during the summer months but for a shorter period than the traditional six week period. No explanation for the shorter period was provided.

          An important part of the exploration process involves the interpretation of the geological information obtained through seismic studies and prior drilling. The interpretation of this information hopefully yields not only the locations of additional reserves for future development but detailed information for drilling purposes. With the decline in gas production experienced over the last several years, the operating companies have instituted an ongoing evaluation of the production zones within the Oldenburg concession. For the first time and as part of this overall evaluation, the Bunter ("sweet" gas) zone will be evaluated and individual hydraulic fracturing ("frac") treatments will be planned for existing wells. The results of this overall evaluation will be represented by a combination of exploratory wells, development wells (both extension and production wells) and replacement wells the operating companies are planning for this year and beyond. Extension wells represent an attempt to extend the boundaries of an existing field. Production wells are an attempt to exploit areas within a field that have not been tapped by existing wells. Additionally, the operating companies will be re-drilling two existing wells that have suffered casing collapses in order to resume production.

          The following is a description of wells begun, completed or planned for the 2009-2010 period. Goldenstedt Z-23, a Carboniferous well, had a drilling period from July 2009 to February 2010. Five individual frac treatments are planned for July 2010 with the well expected to enter production in the fall of 2010. Goldenstedt Z-10a, a Carboniferous well, completed drilling in August 2009. Four individual frac treatments were completed during January and February 2010, after which the well entered production. Three sour gas wells, Quaadmoor Z-5, Sage Z-5 and Goldenstedt Z-16a, were completed in 2009 and subsequently entered production. Two sour gas work-over wells, Hengstlage-N Z-8 and Hengstlage-N Z-5a, were initially scheduled for re-drilling in 2009. While one well encountered problems, both have been completed and have entered production in 2010. The final well, Cappeln Z-3a, is another Carboniferous well but it is not scheduled to begin drilling until May 2010 with four or five individual frac treatments to occur subsequently.

          While the operating companies have provided some limited information on other drilling projects beyond 2010, these drilling projects are dependent on the results of the seismic analysis and review currently being conducted.



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

         The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2010. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2010.

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: May 26, 2010