Form 10-Q
period 2010-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2010-08-30
CIK 72633

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2010    or
                                ----------------

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
Yes   X     No
    -----       -----

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to
submit and post such files).   Yes      No
                                  -----   -----

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer           Accelerated filer   X
                               -----                      -----

      Non-accelerated filer             Smaller reporting company
                             -----                                 -----



           Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).    Yes        No   X
                                                       -----     -----


Class                                     Outstanding at July 31, 2010
----------------------------              ----------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2010 AND OCTOBER 31, 2009
                     ------------------------------------

                                               2010                2009
                                           -------------       ------------
                                            (Unaudited)          (Audited)
Current assets - - Cash and
     cash equivalents (Note 1)              $4,362,712           $3,586,197


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)             1                    1
                                            ----------           ----------
Total Assets                                $4,362,713           $3,586,198
                                            ==========           ==========

Current liabilities - - Distributions
     to be paid to unit owners, paid
     August 2010 and November 2009          $4,319,577           $3,492,424

Trust corpus (Notes 1 and 2)                         1                    1

Undistributed earnings                          43,135               93,773
                                            ----------           ----------
Total Liabilities and Trust Corpus          $4,362,713           $3,586,198
                                            ==========           ==========























                The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
           ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
             --------------------------------------------------

                                                2010              2009
                                            -----------        ------------
                                            (Unaudited)        (Unaudited)
German gas, sulfur and oil
     royalties received                     $4,482,847          $5,466,337

Interest income                                  2,824               1,191

Trust expenses                                (169,228)           (223,984)
                                            -----------         -----------
  Net income                                $4,316,443          $5,243,544
                                            ===========         ===========

Net income per unit                            $0.47                $0.57
                                               =====                =====

Distributions per unit
     to be paid to unit owners                 $0.47                $0.58
                                               =====                =====































                 The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
              FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009
              ------------------------------------------------

                                                2010               2009
                                            ------------       ------------
                                            (Unaudited)        (Unaudited)
German gas, sulfur and oil
     royalties received                     $14,303,305        $25,072,153

Interest income                                   5,282             10,839

Trust expenses                                 (757,152)          (870,079)
                                            -----------        -----------
  Net income                                $13,551,435        $24,212,913
                                            ===========        ===========

Net income per unit                            $1.47               $2.63
                                               =====               =====

Distributions per unit
     to be paid to unit owners                 $1.48               $2.63
                                               =====               =====
































                 The accompanying notes are an integral part
                       of these financial statements.
                                   -6-

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009
                ------------------------------------------------

                                                2010               2009
                                           -------------      -------------
                                            (Unaudited)        (Unaudited)

Balance, beginning of period                $    93,773         $    58,221

Net income                                   13,551,435          24,212,913
                                            -----------         -----------
                                             13,645,208          24,271,134

Less:

     Current year distributions paid
     or to be paid to unit owners            13,602,073          24,171,252
                                            -----------         -----------

Balance, end of period                      $    43,135         $    99,882
                                            ===========         ===========

































                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009
              ------------------------------------------------

                                                2010               2009
                                            -------------     --------------
                                             (Unaudited)       (Unaudited)

Sources of cash and cash equivalents:
------------------------------------

     German gas, sulfur and oil royalties   $14,303,305         $25,072,153

     Interest income                              5,282              10,839
                                            -----------         ------------
                                             14,308,587          25,082,992
                                            -----------         ------------
Uses of cash and cash equivalents:
---------------------------------

     Payment of Trust expenses                  757,152             870,079

     Distributions paid                      12,774,920          28,307,017
                                            -----------          -----------
                                             13,532,072          29,177,096
                                            -----------          -----------
Net increase (decrease) in cash and
     cash equivalents during the period         776,515          (4,094,104)

Cash and cash equivalents,
     beginning of period                      3,586,197           9,524,529
                                            -----------          -----------
Cash and cash equivalents,
     end of period                          $ 4,362,712         $ 5,430,425
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

    Cash and cash equivalents -
    ---------------------------
    Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of approximately three months or less from the date of purchase.

    Net income per unit -
    ---------------------
    Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2010 and 2009, there were 9,190,590 units of beneficial interest outstanding.

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


(3) Related party transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,371 and $6,948 in the third quarter of fiscal 2010 and 2009, respectively. For such office space and office services, the Trust reimbursed the Managing Director $18,443 and $18,748 in the first nine months of fiscal 2010 and 2009, respectively.

    Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill
      Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2010 and 2009, the Trust paid Cahill Gordon & Reindel LLP $15,660 and $15,267 for legal services, respectively. For the first nine months of fiscal 2010 and 2009, the Trust paid Cahill Gordon & Reindel LLP $81,033 and $82,999 for legal services, respectively.

    As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of Founding Trustee Emeritus. For his service in such capacity, he earned $0 and $0 in the third quarters of fiscal 2010 and 2009 and $0 and $5,000 in the first nine months of fiscal 2010 and 2009, respectively. John H. Van Kirk, who served as President of North European Oil Corporation and North European Oil Company from 1954-1975 and as Managing Trustee of the Trust from 1975-2006, passed away on February 25, 2009.



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

          At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount forms the basis for royalty payments for the Trust's upcoming fiscal quarter and for any adjustment for the prior calendar quarter. For example, on January 25th the operating companies calculate gas sales and attributable royalties payable for the months of October through December. This amount is divided into thirds and forms the monthly royalty payments (payable on the 15th of each month) to the Trust for its fiscal quarter running from February through April. Continuing in this example, at the same time that the operating companies determine the actual amount of royalties that were payable for months of October through December, they look at the actual amount of royalties that were paid to the Trust during that same period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately in January and any overpayment would be deducted from the

February payment. The operating companies continue their calculations through the calendar year. In September of the following year the operating companies will make the final determination of any necessary royalty adjustments for that prior calendar year.

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. In recent years sweet gas has assumed the role of swing producer. During periods of high demand, the production of sweet gas is increased as necessary. During the summer months sweet gas production is reduced due to a general decline in demand. On the other hand, sour gas must be processed at either the Grossenkneten or Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess gas production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower.

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

         The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. The Trust had received no sulfur royalties under this agreement for over ten years until the second quarter of fiscal 2008, when the average selling price exceeded the indexed base price. The Trust continued to receive sulfur royalties under the Mobil Agreement through the first quarter of fiscal 2009 during which quarter it received $244,874.
The average selling price for sulfur then once again dropped below the indexed base price and no royalties based on sulfur sales were received under the Mobil Agreement in the final three quarters of fiscal 2009 or the first two quarters of fiscal 2010. In the third quarter of fiscal 2010, sulfur prices again exceeded the indexed base price and the Trust received $78,870 in sulfur royalties. The Trust will continue to receive sulfur royalties under the Mobil Agreement only so long as the selling price exceeds the indexed base price.

          Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. NV Nederlandse Gasunie (the state owned Dutch gas distribution company) has completed the purchase of BEB's North German gas distribution and transmission network. As part of its normal biennial examination of the operating companies, the Trust's German accountants completed their examination of the royalty payments for 2007-08. While the pipeline sale occurred in the latter half of 2008, the accountants confirmed that transportation costs continued in accordance with the authorized indexed flat rate throughout this period and that the method of royalty calculation has not been affected. The Trust will continue to monitor the situation.

          The Trust also receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. The German authorities requested that the operating companies conduct a reservoir analysis to determine whether the royalties are being properly allocated based on the locations of the gas reserves. Until this analysis was completed and a final accounting could be made, the payment of royalties to the Trust was suspended. The final accounting of royalties was completed in the third quarter of fiscal 2010. The period of adjustment covered the years 2005 through 2009 and the first quarter of calendar 2010. Royalties payable to the Trust for this period totaled $61,548. In the third quarter of fiscal 2010, the Trust received $128 in royalties from Grosses Meer for sales during the second calendar quarter of 2010.

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


Results: Third Quarter Fiscal 2010 Versus Third Quarter Fiscal 2009
         ------------------------------------------------------------

         For the third quarter of fiscal 2010, the Trust's net income was $4,316,443, a decrease of 17.68% from the net income of $5,243,544 for the third quarter of fiscal 2009. Gross royalties received for the third quarter of fiscal 2010 were $4,482,847, a decrease of 17.99% as compared to $5,466,337 for the third quarter of fiscal 2009. These royalties were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2010.
A distribution of 47 cents per unit was paid on August 25, 2010 to owners of record as of August 13, 2010.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour ("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). The major reasons for the decline in royalty income under both agreements were declines in the average Euro/dollar exchange rate and to a lesser extent declines in gas sales compared to the prior year's equivalent quarter. Gas prices were mixed.

-----------------------------------------------------------------------------
                         3rd Fiscal Qtr.      3rd Fiscal Qtr.      Percentage
   Mobil Agreement       Ended 7/31/2010      Ended 7/31/2009        Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)              11.770               12.290             - 4.23%
Gas Prices (Ecents/Kwh)      1.9666               1.8579             + 5.85%
Gas Prices ($/Mcf)           $ 7.08               $ 7.52             - 5.85%
Average Euro Exchange Rate  $1.2522              $1.4061             -10.95%
-----------------------------------------------------------------------------
   OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               30.131               31.205            - 3.44%
Gas Prices (Ecents/Kwh)       2.1186               2.1681            - 2.28%
Gas Prices ($/Mcf)            $ 7.49               $ 8.48            -11.67%
Average Euro Exchange Rate   $1.2596              $1.3946            - 9.68%


          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 39.06% of all gas sales. However, royalties on these gas sales provided approximately 87.15% or $3,681,592 out of a total of $4,224,667 in Oldenburg royalties attributable to gas.

          During fiscal 2010, the operating companies have scheduled eighteen days in August for maintenance on the Grossenkneten desulfurization plant. During fiscal 2009, no maintenance was conducted on Grossenkneten. The amount of sour gas being processed is reduced while maintenance on the Grossenkneten desulfurization plant is conducted.

          Per the terms of the Trust Agreement, funds temporarily held by the Trust are invested in certificates of deposit or U.S. Treasury Bills. For the quarter just ended, Trust interest income remained at relatively minimal amounts due to the low interest rates applicable during the period and the reduced funds available for investment. Trust expenses for the third quarter of fiscal 2010 decreased 24.45% or $54,756 to $169,228 in comparison to the
prior year's equivalent period.   This decline in expenses is due to reduced
Trustee fees as specified in the Trust Agreement and reduced work on the legal issues raised as a result of the examination of the German operating companies' royalty payments.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2010, compared to that at fiscal year-end (October 31, 2009), shows an increase in assets due to higher royalty payments received during the quarter just ended.

Results: First Nine Months of Fiscal 2010 Versus First Nine Months of
         ------------------------------------------------------------
         Fiscal 2009
         -----------

          For the nine month period, the Trust's net income was $13,551,435, a decrease of 44.03% from the net income of $24,212,913 for last year's equivalent period. Gross royalties received for the first nine months of fiscal 2010 were $14,303,305, a decrease of 42.95% as compared to $25,072,153 for the first nine months of fiscal 2009. These royalties were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2009 and the first two calendar quarters of 2010. For the nine month periods ended July 31, 2010 and 2009, total distributions were equal to $1.48 and $2.63 per unit,
respectively.   As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. In accordance with the new royalty payment schedule for fiscal 2010, the earliest the Trust might receive a year-end adjustment for calendar 2009 is in September 2010. However, during the first nine months of fiscal 2009, the Trust received the equivalent of $0.1090 per unit as a year-end adjustment for calendar 2008. In addition, based upon errors discovered by the Trust's accountants in Germany during their examination of the royalty payments during the periods 2005-2006 and 2007-2008, the Trust received adjustments equivalent to $0.0119 per unit and $0.1013 per unit during the first nine months of fiscal 2010 and 2009, respectively.

          The primary factors affecting royalty revenue for the first nine months of fiscal 2010 were significant declines in gas prices and moderate declines in gas sales in comparison to the equivalent period in fiscal 2009. The average exchange rates under both the Mobil and the OEG Agreements were virtually unchanged.

-----------------------------------------------------------------------------
                           Nine Months          Nine Months        Percentage
   Mobil Agreement       Ended 7/31/2010      Ended 7/31/2009        Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)              34.963               38.827             - 9.95%
Gas Prices (Ecents/Kwh)      1.8384               2.6086             -29.53%
Gas Prices ($/Mcf)           $ 7.13               $10.11             -29.48%
Average Euro Exchange Rate  $1.3479              $1.3454             - 0.19%
-----------------------------------------------------------------------------
   OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               90.831               97.971            - 7.29%
Gas Prices (Ecents/Kwh)       2.0391               2.9499            -30.88%
Gas Prices ($/Mcf)            $ 7.68               $11.07            -30.62%
Average Euro Exchange Rate   $1.3439              $1.3368            + 0.53%


        For the nine months just ended, gas sales from western Oldenburg accounted for only 38.49% of all gas sales. However, royalties on these gas sales provided approximately 83.01% or $11,496,986 out of a total of $13,850,167 in Oldenburg royalties attributable to gas.

          Interest income was lower reflecting the continuing low interest rates applicable during the period and reduced funds available for investment. Interest income for the nine month period of fiscal 2010 decreased 51.27% to $5,282 from $10,839 in the first nine months of fiscal

2009. Trust expenses for nine month period of fiscal 2010 decreased 12.98% or $112,927 to $757,152 in comparison to $870,079 for the prior fiscal year's equivalent period. The decrease in expenses resulted primarily from reduced Trustee fees as specified in the Trust Agreement.


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

         The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2010. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2010.

         There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2010 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

Dated: August 30, 2010