Form 10-K
period 2010-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2010-12-30
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2010 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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
Yes        No
    -----      -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer   X
                        -----                         -----

Non-accelerated filer               Smaller reporting company
                      -----                                   -----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 30, 2010, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $271,857,652 on such date.

As of December 30, 2010, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement for the annual meeting to be held on February 15, 2011.

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

                                PART II

Item 5.   Market for Registrant's Units of Beneficial Interest,
           Related Unit Owner Matters and Trust Purchases of Units
           of Beneficial Interest...................................... 14
Item 6.   Selected Financial Data...................................... 16
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk... 27
Item 8.   Financial Statements and Supplementary Data.................. 28
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 38
Item 9A.  Controls and Procedures...................................... 38
Item 9B.  Other Information............................................ 38

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance....... 41
Item 11.  Executive Compensation....................................... 41
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.................. 41
Item 13.  Certain Relationships and Related Transactions, and Director
           Independence................................................ 41
Item 14.  Principal Accountant Fees and Services....................... 42

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

          As part of the Sarbanes-Oxley Act of 2002 ("SOX"), the Securities and Exchange Commission (the "SEC") has adopted rules implementing legislation concerning governance matters for publicly held entities. The Trust is complying with the requirements of the SEC and SOX and, at this time, the Trustees have chosen not to request any relief from those provisions based on the passive nature of the Trust. In that connection, the Trustees have directed that certain of the additional statements and disclosures set forth or incorporated by reference in this Report, which the SEC requires of corporations, be made even though some of such statements and disclosures might not now or in the future be required to be made by the Trust.

          In addition, the New York Stock Exchange (the "NYSE"), where units of beneficial interest of the Trust are listed for trading, has adopted additional corporate governance rules as set forth in Section 303A of the NYSE Listed Company Manual. Most of the governance requirements promulgated by the NYSE are not applicable to the Trust, which is a passive entity acting as a royalty trust and holds only overriding royalty rights. The Trust does not engage in any operating or active business. The Trustees have, however, chosen to constitute an Audit Committee and a Compensation Committee but may not necessarily do so in the future.


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

          The overriding royalty rights held by the Trust are derived from contracts and agreements originally entered into by German subsidiaries of the predecessor Corporation during the early 1930s. The Trust's primary royalty rights are based on government granted concessions and remain in effect as long as there are continued production activities and/or exploration efforts by the operating companies. It is generally anticipated that the operating companies will continue production where it remains economically profitable for them to do so. In addition, the Trust holds other royalty rights, which are based on leases which have passed their original expiration dates. These leases remain in effect as long as there is continued production or the lessor does not cancel the lease. Individual lessors will normally not seek termination of the rights originally granted because the leases provide for royalty payments to the lessors if sales of oil or gas result from discoveries made on the leased land. Additionally, termination by individual lessors would result in the escheat of mineral rights to the applicable state.

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

          The Trust, either itself or in cooperation with holders of parallel royalty rights, arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested and made.


     (d)  Financial Information about Geographic Areas.
          --------------------------------------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2010.

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


Trust reserve estimates depend on many assumptions that may prove to be
-----------------------------------------------------------------------
inaccurate, and these inaccuracies may cause errors in the reserve estimates.
----------------------------------------------------------------------------

          The value of Trust units may depend in part on the reserves attributable to the royalty areas. The calculations performed in the process of estimating proved producing reserves are inherently uncertain.
The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment, and the assumptions used regarding the quantities of recoverable natural gas and the future
prices of crude oil and natural gas.   The Trust currently receives quarterly
reports from the operating companies with respect to production and sales on either a well-by-well or an area-wide basis. The Trust also receives annual reports from the operating companies with respect to current and planned drilling and exploration efforts. These reports are very limited in nature.

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


Changes in the dollar value of the Euro have both an immediate and long term
----------------------------------------------------------------------------
impact on the Trust.
-------------------

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the indexed base price, no royalties are payable. Up until the second quarter of fiscal 2008, the Trust had not received any royalties from sulfur sales under the Mobil Agreement for over 10 years because the selling price was below the indexed base price. The average selling price for sulfur exceeded the indexed base price, and the Trust received sulfur royalties under the Mobil Agreement, during the second, third and fourth quarters of fiscal 2008, the first quarter of fiscal 2009 and the third quarter of fiscal 2010. Sulfur royalties under the Mobil Agreement totaled $974,691, $244,874 and $78,870 during fiscal 2008, 2009 and 2010, respectively.

          Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs as reported for state royalty purposes are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. In 2008, NV Nederlandse Gasunie (the state owned Dutch gas distribution company) completed the purchase of BEB's North German gas distribution and transmission network. As part of its normal biennial examination of the operating companies, the Trust's German accountants, on behalf of the Trust, completed their examination of the royalty payments for 2007-08. While the pipeline sale occurred in the latter half of 2008, the accountants confirmed that transportation costs continued in accordance with the authorized indexed flat rate throughout this period and that the method of royalty calculation has not been affected. The Trust will continue to monitor the situation but, to date, the Trust has not received any indications that this pipeline sale would affect the method of royalty calculations.

          In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of leases of various sizes in other areas of northwest Germany. At the present time, all but one of these leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, Grosses Meer, reserves from this lease are not included in reserve calculations for this report year. In 2008, the German authorities requested that the operating companies conduct a reservoir analysis of the Grosses Meer leasehold area to determine whether the royalties were being properly allocated based on the locations of the gas reserves. Until this analysis was completed and a final accounting could be made, the payment of royalties to the Trust was suspended. The final accounting of royalties was completed in the third quarter of 2010. The period of adjustment covered the years 2005 through 2009 and the first quarter of calendar 2010. Royalties payable to the Trust for this period totaled $61,548, which the Trust received in its third fiscal quarter. With a further negative adjustment covering calendar 2009 and low production during the remainder of the year, royalty income from Grosses Meer for the remainder of fiscal 2010 was minimal.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2010 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   19,085,490
Sulfur                                                   $      336,016
Oil                                                      $      223,825

                           BY GEOGRAPHIC AREA:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  16,067,920
Eastern Oldenburg                                        $   3,515,735
Non-Oldenburg Areas                                      $      61,676

                          BY OPERATING COMPANY:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                 $  13,968,458
BEB (under the OEG Agreement)                            $   5,676,873


          Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2010 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2010 (the "Cost Depletion Report").
The Cost Depletion Report, dated December 17, 2010, was prepared by Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2010 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2010 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2010, which is one month prior to the end of the fiscal year of the Trust. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

          The primary purpose of the Cost Depletion Report is the preparation of the cost depletion percentage for use by unit owners in their own tax reporting. The only information provided to the Trust that can be utilized in the calculation of the cost depletion percentage is current and historical production and sales of proved producing reserves. For the western half of the Oldenburg Concession, the Trust received quarterly production and sales information on a well-by-well basis. For the eastern half of the Oldenburg Concession, the Trust receives cumulative quarterly production and sales information on two general areas. These general areas encompass numerous fields with varying numbers of wells. Pursuant to the arrangements under which the Trust holds royalty rights and the fact that the Trust is not considered an operating company within Germany, the Trust has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised by its German counsel that publication of such information is not required under applicable law in Germany and that the royalty rights do not grant the Trust the right to require or compel the release of such information. Past efforts to obtain such information from the operating companies have not been successful.
The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. While the limited information available to the Trust permits the calculation of the cost depletion percentage, it does not change the uncertainty with respect to the estimate of proved producing reserves. In addition, it is impossible for the Trust or its consultant to make estimates of proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas.

          The Trust has the authority to examine, but only for certain limited purposes, the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G.(a German organization equivalent to the American Petroleum Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Davis Associates and the Trustees believe the use of the material available is appropriate and suitable for preparation of the cost depletion percentage and the estimates described in the Cost Depletion Report. Both the Trustees and Davis Associates believe this report and these estimates to be reasonable and appropriate but assume that these estimates may vary from statistical estimates which could be made if reservoir production information (of the kind normally available to producing companies in the United States) were available. The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Cost Depletion Report.

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2010 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2010, 2009, 2008, 2007 and 2006 computed from quarterly sales reports of operating companies received by the Trust during such periods.


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

                                PART II

Item 5.   Market for the Registrant's Units of Beneficial Interest,
          ---------------------------------------------------------
          Related Unit Owner Matters and Trust Purchases of Units of
          ----------------------------------------------------------
          Beneficial Interest.
          -------------------

          The Trust's units of beneficial interest are listed for trading on the New York Stock Exchange under the symbol NRT. Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses. As of November 30, 2010, there were 1,024 unit owners of record.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2010 and 2009 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2010
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2010                     $30.45         $33.00      $0.50
April 30, 2010                       $28.70         $32.24      $0.51
July 31, 2010                        $26.08         $29.97      $0.47
October 31, 2010                     $25.49         $28.57      $0.56


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

          The Cost Depletion Report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2010 is 8.1743%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2010 calendar year are included on a special removable page in the 2010 Annual Report under "Note to Unit Owners." Additionally, the tax reporting information for 2010 is available on the Trust's website, www.neort.com, in the section marked Tax Letters contained within the Tax Information section.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2010, 2009 or 2008 and has never made such repurchases.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2010
               ----------------------------------------------

                  2010        2009         2008         2007         2006
              -----------  -----------  -----------  -----------  -----------
German gas,
 sulfur
 and oil
 royalties
 received     $19,645,331  $28,724,078  $34,645,159  $27,484,254  $31,079,122
              ===========  ===========  ===========  ===========  ===========

Net Income    $18,720,265  $27,699,228  $33,665,138  $26,739,669  $30,258,944
              ===========  ===========  ===========  ===========  ===========
Net Income
 per unit(a)     $2.04        $3.01        $3.66        $2.91        $3.29
                 =====        =====        =====        =====        =====
Units of
 beneficial
 interest
 outstanding
 at end
 of year(a)    9,190,590    9,190,590    9,190,590    9,190,590    9,190,590


Distributions
 paid or
 to be paid:

 Dividends and
   distributions
   per unit paid
   to formerly
   unlocated
   unit owners     .00         .00          .00           .00          .02

 Distributions
   per unit paid
   or to be paid
   to unit owners $2.04        $3.01        $3.66        $2.91        $3.28
                  =====        =====        =====         =====        =====
Total assets
 at year end  $5,211,966    $3,586,198    $9,524,530   $5,912,621   $7,204,251
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

          Effective with the Trust's third quarter of fiscal 2010, the new royalty payment schedule was fully implemented. At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount forms the basis for royalty payments for the Trust's upcoming fiscal quarter and for any adjustment for the prior calendar quarter. For example, on January 25th the operating companies calculate gas sales and attributable royalties payable for the months of October through December. This amount is divided into thirds and forms the monthly royalty payments (payable on the 15th of each month) to the Trust for its fiscal quarter running from February through April. Continuing in this example, at the same time that the operating companies determine the actual amount of royalties that were payable for months of October through December, they look at the actual amount of royalties that were paid to the Trust during that same period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately in January and any overpayment would be deducted from the February payment. The operating companies continue their calculations through the calendar year. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year.

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. In recent years, sweet gas has assumed the role of swing producer. During periods of high demand, the production of sweet gas is increased as necessary. During the summer months, sweet gas production is reduced due to a general decline in demand. On the other hand, sour gas must be processed at either the Grossenkneten or the Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower.

          Under the Mobil and OEG Agreements, the gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, the Trust's German accountant reviews these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments. The examination covering the calendar years 2005-2006 resulted in an adjustment payment that is detailed in the first paragraph of the Results: Fiscal 2009 versus Fiscal 2008, which follows. As part of the resolution of these matters, the Trust also agreed to some minor administrative changes to the timing of interim royalty payments made during each quarter and the annual reconciliation computation. None of these changes are expected to have a material effect on payments made to the Trust. The Trust's accountants in Germany have concluded their examination of the operating companies for the 2007-2008 period. The examination brought to light certain minor accounting discrepancies and, in addition, raised certain legal issues with respect to the interpretation of the royalty contracts. The Trust and the operating companies are in discussions in an effort to resolve these legal issues.
The Trust does not anticipate that any resolution achieved with regard to these legal matters will be material.

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars. The long-term impact relates to the mechanism of gas pricing contained in the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light heating oil more expensive. A stronger Euro would buy more oil making that oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the prices of gas higher or lower.
The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts.

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


Results:  Fiscal 2010 versus Fiscal 2009
----------------------------------------

          For fiscal 2010, the Trust's gross royalty income decreased 31.61% to $19,645,331 from $28,724,078 in fiscal 2009. The decrease in royalty income is due to declines in gas prices, gas sales and average exchange rates. The decrease in the amount of royalty income resulted in the lower distributions. The total distribution for fiscal 2010 was $2.04 per unit compared to $3.01 per unit for fiscal 2009. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. As an adjustment for the prior calendar year, the Trust received the equivalent of $0.0473 and $0.1090 per unit during fiscal 2010 and 2009, respectively.
In addition, the Trust's German accountants discovered calculation errors by the operating companies related to discrepancies in the determination of average gas prices for the 2005-2006 period. Following the required recalculation, the Trust received the equivalent of $0.1013 per unit as an adjustment during fiscal 2009.

          Under the Mobil Agreement, gas sales declined 14.19% to 43.561 Billion cubic feet ("Bcf") in fiscal 2010 from 50.766 Bcf in fiscal 2009. It is possible that worldwide and European economic factors may have contributed to this decline. However, it is impossible to determine to what extent, if any, these factors may have impacted gas sales beyond the natural decline in gas production due to the normal reduction in well pressure experienced over time.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2010 Gas Sales       2009 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 11.861               13.699              -13.42%
Second                11.331               12.839              -11.75%
Third                 11.770               12.290              - 4.23%
Fourth                 8.599               11.938              -27.97%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     43.561               50.766              -14.19%


          Average prices for gas sold under the Mobil Agreement decreased 18.07% to 1.9099 Eurocents per Kilowatt hour ("Ecents/Kwh") in fiscal 2010 from 2.3310 Ecents/Kwh in fiscal 2009. In comparison to the prior fiscal year, gas prices showed a decline over the prior year in the first and second quarters of fiscal 2010 as well as in average for the year. However, from a low point experienced in the fourth quarter of fiscal 2009, gas prices have steadily improved throughout fiscal 2010 on a quarter over quarter basis since that low point.

  Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
------------------------------------------------------------------------------
Fiscal Quarter     2010 Gas Prices     2009 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 1.6491              3.1861               -48.24%
Second                1.9035              2.7105               -29.77%
Third                 1.9666              1.8579               + 5.85%
Fourth                2.2021              1.4274               +54.27%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      1.9099              2.3310               -18.07%


          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $7.37 per thousand cubic feet ("Mcf"), a 19.37% decrease over fiscal 2009's average price of $9.14/Mcf. For fiscal 2010, royalties paid under the Mobil Agreement were transferred at an average Euro/dollar exchange rate of $1.3421, a decrease of 1.28% from the average Euro/dollar exchange rate of $1.3595 for fiscal 2009.

            Average Euro Exchange Rate under the Mobil Agreement
----------------------------------------------------------------------------
                     2010 Average        2009 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.4499              1.3388               + 8.30%
Second                 1.3586              1.3151               + 3.31%
Third                  1.2522              1.4061               -10.95%
Fourth                 1.3262              1.4620               - 9.29%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.3421              1.3595               - 1.28%

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2010, gas sales from western Oldenburg accounted for only 38.24% of all gas sales. However, western Oldenburg gas royalties provided approximately 82.54% or $15,703,321 out of a total of $19,023,814 in overall Oldenburg gas royalties.

          Under the OEG Agreement, gas sales decreased 11.53% to 113.924 Bcf in fiscal 2010 from 128.776 Bcf in fiscal 2009. It is possible that worldwide and European economic factors may have contributed to this decline. However, as noted above, it is impossible to determine to what extent, if any, these factors may have impacted gas sales beyond the natural decline in gas production due to the normal reduction in well pressure experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
----------------------------------------------------------------------------
Fiscal Quarter     2010 Gas Sales       2009 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 30.616               34.350              -10.87%
Second                30.083               32.416              - 7.20%
Third                 30.131               31.205              - 3.44%
Fourth                23.094               30.805              -25.03%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total    113.924              128.776              -11.53%


          Average gas prices for gas sold under the OEG Agreement decreased 20.44% to 2.0996 Ecents/Kwh in fiscal 2010 from 2.6389 Ecents/Kwh in fiscal 2009. In comparison to the prior fiscal year, gas prices showed a decline over the prior year in the first through third quarters of fiscal 2010 as well as in the average for the year. However, from a low point experienced in the fourth quarter of fiscal 2009, gas prices have steadily improved throughout fiscal 2010 on a quarter over quarter basis since that low point.

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
----------------------------------------------------------------------------
Fiscal Quarter     2010 Gas Prices     2009 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 1.9151              3.4411                -44.35%
Second                2.0857              3.1818                -34.45%
Third                 2.1186              2.1681                - 2.28%
Fourth                2.3395              1.6487                +41.90%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.0996              2.6389                -20.44%


          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $7.88/Mcf, a 21.36% decrease over fiscal 2009's average price of $10.02/Mcf. For fiscal 2010, royalties paid under the OEG Agreement were transferred at an average Euro/dollar exchange rate of $1.3479, an increase of 0.26% from the average Euro/dollar exchange rate of $1.3444 for fiscal 2009.

            Average Euro Exchange Rate under the OEG Agreement
----------------------------------------------------------------------------
                     2010 Average        2009 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.4405              1.3382               + 7.64%
Second                 1.3403              1.2987               + 3.20%
Third                  1.2596              1.3946               - 9.68%
Fourth                 1.3305              1.4544               - 8.52%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.3479              1.3444               + 0.26%


          Reflecting both the reduction in funds available for short-term investment and the significantly lower interest rates in effect, interest income for fiscal 2010 decreased to $7,359 from $11,471 for fiscal 2009. Trust expenses decreased 10.03% to $932,425 in fiscal 2010 from $1,036,321 in fiscal 2009, primarily due to reduced Trustees' fees as specified according to the provisions of the Trust Agreement.



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

          Under the Mobil Agreement, gas sales decreased 6.19% to 50.766 Bcf in fiscal 2009 from 54.114 Bcf in fiscal 2008. The worldwide economic disruption may have contributed to the decline in gas sales. However, it is impossible to determine to what extent this and other factors may have impacted gas sales beyond the natural decline in gas production due to the normal reduction in well pressure experienced over time.


Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2009 Gas Sales       2008 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 13.699               14.251              - 3.87%
Second                12.839               14.004              - 8.32%
Third                 12.290               12.314              - 0.19%
Fourth                11.938               13.545              -11.86%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     50.766               54.114              - 6.19%

          Average gas prices for gas sold under the Mobil Agreement decreased 2.56% to 2.3310 Ecents/Kwh in fiscal 2009 from 2.3922 Ecents/Kwh in fiscal 2008. For the first half of fiscal 2009 gas prices increased significantly reflecting the impact of the very high oil prices experienced in the prior year. The second half of fiscal 2009, however, reflected the impact of the substantial decline in oil prices following the peak prices experienced in the summer of 2008.


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


          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $9.14/Mcf, a 10.74% decrease over fiscal 2008's average price of $10.24/Mcf. For fiscal 2009, royalties paid under the Mobil Agreement were transferred at an average Euro/dollar exchange rate of $1.3621, a decrease of 8.48% from the average Euro/dollar exchange rate of $1.4883 for fiscal 2008.

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

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
----------------------------------------------------------------------------
Fiscal Quarter     2009 Gas Prices     2008 Gas Prices    Percentage Change
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




Report on Exploration and Drilling
----------------------------------

         The Trust's German consultant meets periodically with representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following is a summary of his account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these responses. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust. According to the Trust's consultant, as a result of their geological studies and re-interpretation of the seismic data, the operating companies have significantly revised their drilling program in both the Carboniferous and Zechstein reservoirs. The following represents a summary of the Trust's German consultant's conversation with representatives of EMPG.

               Goldenstedt Z-10a, which is the fourth well to explore the "tight" gas Carboniferous zone in eastern Oldenburg, began production in February 2010 with higher than expected results and consistent production levels since entering production. Goldenstedt Z-23, which is the fifth well exploring the Carboniferous zone in eastern Oldenburg, received planned individual hydraulic fracturing

          ("frac") treatments in July 2010 and entered production in the fall of 2010 as a success. Cappeln Z-3a, which is the sixth well exploring the Carboniferous zone (but in western Oldenburg not eastern Oldenburg) completed drilling in October 2010. Individual hydraulic frac treatments will take place in the near future.
          In April 2010, Goldenstedt Z-16a became the second well in western Oldenburg to enter production. This well served to further develop the sour gas Zechstein zone. In addition, two Zechstein wells, Hengstlage-N Z-8 and Z-5a, were re-drilled following casing collapses and re-entered production in February and April 2010, respectively.

               The operating companies have scheduled six wells for the 2011-2012 period. Two wells exploring the Carboniferous zone will bring the total Carboniferous wells to eight. Oythe Z-4, the seventh Carboniferous well, will begin drilling in early 2011. As a result of technological and geological analysis of the previous Carboniferous well, the operators have concluded that slanted or even vertically drilled wells will have more successful results in the Carboniferous zone than horizontally drilled wells. Oythe Z-4 will be followed in 2012 by Goldenstedt Z-24, the eighth Carboniferous well.

               Four additional wells, one in western Oldenburg, will further explore and develop the Zechstein zone. Goldenstedt Z-21 is scheduled to start drilling in 2011. This well will be followed in 2012 by Goldenstedt Z-25 and two horizontal deviations from existing wells Quaadmoor Z-4 and western well Kneheim Z-5.

               We had previously mentioned other wells that were under discussion but with no firm start dates. These wells have been put off to a possible start time beyond 2012. In this group, there are two western wells, Hemmelte NW T-1, sweet gas Bunter zone and Visbek Z-16a, Zechstein, as well as three eastern Zechstein wells, Rechterfeld Z-5, Sagermeer Z-9a and Brinkholz Z-5. All these wells present various difficulties, and it is by no means certain they will be drilled.

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


Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2010 other than the distribution announced on October 28, 2010 and payable to unit owners on November 24, 2010, as reflected in the statement of assets, liabilities and trust corpus.


                             Payments Due by Period
                             ----------------------

                                   Less than       1-3       3-5     More than
                      Total         1 Year        Years     Years     5 Years
                  -------------  -------------   -------   -------   ---------
Distributions
payable to
unit owners        $5,146,731     $5,146,731       $0        $0         $0

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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2010 and 2009                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Fiscal Years Ended October 31, 2010,
    2009 and 2008                                                 F-3

  Statements of Undistributed Earnings for the Fiscal
    Years Ended October 31, 2010, 2009 and 2008                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Fiscal Years Ended October 31, 2010, 2009 and 2008        F-5

  Notes to Financial Statements                                F-6 - F-9

           Report of Independent Registered Public Accounting Firm


To the Board of Trustees and Unit Owners of
North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2010 and 2009, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2010. The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2010 and 2009, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the years in the three-year period ended October 31, 2010, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 29, 2010 expressed an unqualified opinion.




WeiserMazars LLP
New York, NY
December 29, 2010









                                   F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2010 AND 2009
                       -------------------------

                ASSETS                         2010          2009
                ------                     ------------   ------------

Current Assets --
  Cash and cash equivalents                 $5,211,965     $3,586,197

Producing gas and oil royalty
  rights, net of amortization
  (Notes 1 and 2)                                    1              1
                                           ------------   ------------
Total Assets                                $5,211,966     $3,586,198
                                           ============   ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Distributions to be paid
  to unit owners, paid
  November 2010 and 2009                    $5,146,731     $3,492,424


Trust corpus (Notes 1 and 2)                         1              1

Undistributed earnings                          65,234         93,773
                                           ------------   ------------
Total Liabilities and Trust Corpus          $5,211,966     $3,586,198
                                           ============   ============

















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-2


                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2010, 2009 AND 2008
        ----------------------------------------------------------


                                 2010           2009           2008
                             ------------   ------------   ------------
German gas, sulfur and
  oil royalties received     $19,645,331    $28,724,078    $34,645,159


Interest income                    7,359         11,471         95,802


Trust expenses                  (932,425)    (1,036,321)    (1,075,823)
                             ------------   ------------   ------------

Net income                   $18,720,265    $27,699,228    $33,665,138
                             ============  =============   ============



Net income per unit              $2.04          $3.01          $3.66
                                =======        =======        =======


Distributions per unit paid
  or to be paid to
  unit owners                    $2.04          $3.01          $3.66
                                =======        =======        =======




















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-3

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2010, 2009 AND 2008
        ----------------------------------------------------------


                                  2010          2009           2008
                             ------------   ------------   ------------

Balance, beginning of year    $    93,773   $    58,221    $    30,642

Net income                     18,720,265    27,699,228     33,665,138
                             ------------   ------------   ------------
                               18,814,038    27,757,449     33,695,780

Less:


Current year distributions
  paid or to be paid
  to unit owners               18,748,804    27,663,676     33,637,559
                             ------------   -----------    ------------


Balance, end of year          $    65,234   $    93,773    $    58,221
                             ============   ============   ============

























                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2010, 2009 AND 2008
        ----------------------------------------------------------


                                    2010          2009          2008
                               ------------   ------------   ------------
Sources of cash and
  cash equivalents:

  German gas, sulfur and
    oil royalties received      $19,645,331    $28,724,078    $34,645,159


  Interest income                     7,359         11,471         95,802
                               ------------   ------------   ------------
                                 19,652,690     28,735,549     34,740,961
                               ------------   ------------   ------------

Uses of cash and
  cash equivalents:

  Payment of Trust expenses         932,425      1,036,321      1,075,823


  Distributions paid             17,094,497     33,637,560     30,053,229
                               ------------   ------------   ------------
                                 18,026,922     34,673,881     31,129,052
                               ------------   ------------   ------------

Net increase (decrease)
  in cash and cash
  equivalents during the year     1,625,768     (5,938,332)     3,611,909

Cash and cash equivalents,
  beginning of year               3,586,197      9,524,529      5,912,620
                               ------------   ------------   ------------
Cash and cash equivalents,
  end of year                   $ 5,211,965    $ 3,586,197    $ 9,524,529
                               ============   ============   ============











                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2010, 2009 AND 2008
                    -------------------------------


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







                                  F-6

      Cash and cash equivalents -
      ---------------------------

      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of approximately three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2010, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $4,850,000. In addition, approximately $6,993 was held in the Trust's German account at October 31, 2010.


      Net income per unit -
      ---------------------

      Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2010, 2009 and 2008, there were 9,190,590 units of beneficial interest outstanding.


      New accounting pronouncements -
      -------------------------------

      In May 2009, the FASB issued authoritative guidance relating to subsequent events, which is effective June 15, 2009. It provides guidance for disclosing events that occur after the balance sheet date, but prior to the issuance of the financial statements. The Trust adopted this authoritative guidance on July 31, 2009. The adoption of this authoritative guidance did not have a significant impact on the Trust's financial position or operating results other than additional disclosures included in the notes to financial statements. In February 2010, FASB issued an update to this authoritative guidance, which was effective upon the issuance of the update. The Trust adopted this authoritative guidance on April 30, 2010. The update to the authoritative guidance relating to subsequent events removes the requirement for issuers to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. The adoption of this update to the authoritative guidance relating to subsequent events did not have a significant impact on the Trust's financial position or operating results other than removing the disclosure.


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

                                    F-7

(3) Related Party Transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $24,067, $27,470 and $28,939 in fiscal 2010, 2009 and 2008, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. Mr. Kobrin is no longer a partner with Cahill Gordon & Reindel LLP. For legal services, the Trust paid Cahill Gordon & Reindel LLP $97,677, $94,191 and $122,218 in fiscal 2010, 2009 and 2008, respectively.

As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of
Founding Trustee Emeritus.   For his service in such capacity, he earned $0,
$5,000 and $10,000 in fiscal 2010, 2009 and 2008, respectively. John H. Van Kirk, who served as President of North European Oil Corporation and North European Oil Company from 1954-1975 and as Managing Trustee of the Trust from 1975-2006, passed away on February 25, 2009.


(4) Employee Benefit Plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2008, 2009 and 2010 calendar years.

























                                   F-8

(6) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2010 and 2009.


                              Fiscal 2010 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $4,894,409  $4,926,049  $4,482,847  $5,342,026   $19,645,331

Net income      $4,616,291  $4,618,701  $4,316,443  $5,168,830   $18,720,265

Net income
  per unit         $0.50       $0.50       $0.47       $0.56         $2.04

Distributions
  paid or
  to be paid    $4,595,295  $4,687,201  $4,319,577  $5,146,731   $18,748,804

Distributions
  per unit paid or
  to be paid to
  unit owners      $0.50       $0.51       $0.47       $0.56         $2.04



                              Fiscal 2009 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received     $10,180,979  $9,424,837  $5,466,337  $3,651,925   $28,724,078

Net income     $ 9,846,469  $9,122,900  $5,243,544  $3,486,315   $27,699,228

Net income
  per unit         $1.07       $0.99       $0.57       $0.38         $3.01

Distributions
  paid or
  to be paid   $ 9,742,025  $9,098,684  $5,330,543  $3,492,424   $27,663,676

Distributions
  per unit paid or
  to be paid to
  unit owners      $1.06       $0.99       $0.58       $0.38         $3.01








                                   F-10

Item 9.   Changes in and Disagreements with Accountants
          ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2010. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2010.



Internal Control over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2010. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2010 has been audited by WeiserMazars LLP, the Trust's independent auditor, as stated in their report which follows.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm on
               Internal Control over Financial Reporting

To the Board of Trustees and
Unit Owners of North European Oil Royalty Trust


We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of October 31, 2010, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for the year ended October 31, 2010 of the Trust and our report dated December 29, 2010 expressed an unqualified opinion thereon.



WeiserMazars LLP
New York, NY
December 29, 2009



          Part C.   Changes in Internal Control over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

          Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 15, 2011, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

     All trustees and employees of the Trust are required to read and sign a copy of the Code annually. No waivers or exceptions to the Code have been granted since the adoption of the Code. Any amendments or waivers to the Code, to the extent required, will be disclosed in a Form 8-K filing of the Trust after such amendment or waiver.


Item 11. Executive Compensation.
         ----------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 15, 2011, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 15, 2011, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions, and Director
         ------------------------------------------------------------
         Independence.
         ------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 15, 2011, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 15, 2011, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.



                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a) The following is a list of the documents filed as part of this Report:

           1.  Financial Statements

               Index to Financial Statements for the Fiscal Years
               Ended October 31, 2010, 2009 and 2008

               Reports of Independent Registered Public Accounting Firm

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2010 and 2009

               Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2010, 2009 and 2008

               Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2010, 2009 and 2008

               Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2010, 2009 and 2008

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 30, 2010                By:  /s/ John R. Van Kirk
                                             -------------------------
                                                 John R. Van Kirk,
                                                 Managing Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 30, 2010             /s/ Robert P. Adelman
                                     --------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 30, 2010             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 30, 2010             /s/ Lawrence A. Kobrin
                                     --------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 30, 2010             /s/ Willard B. Taylor
                                     --------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 30, 2010             /s/ Rosalie J. Wolf
                                     --------------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 30, 2010             /s/ John R. Van Kirk
                                     --------------------------------
                                         John R. Van Kirk, Managing Director

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

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            45
          Financial Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  47
          Chief Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  Calculation of Cost Depletion Percentage                      48
         for the 2010 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2010 prepared by Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).