Form 10-Q
period 2011-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2011-02-25
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2011    or
                                ------------------

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


Class                                     Outstanding at January 31, 2011
----------------------------              -------------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JANUARY 31, 2011 AND OCTOBER 31, 2010
                      -------------------------------------
                                                2011                2010
                                         -----------------   ----------------
                                            (Unaudited)
ASSETS

Current assets - - Cash and
     cash equivalents                       $ 5,149,373          $ 5,211,965


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 5,149,374          $ 5,211,966
                                            ============         ============

LIABILITIES AND TRUST CORPUS

Current liabilities - - Distributions
     to be paid to unit owners, paid
     February 2011 and November 2010        $ 5,054,825          $ 5,146,731

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           94,548               65,234
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 5,149,374          $ 5,211,966
                                            ============         ============



















                The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          -----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
             ----------------------------------------------------

                                                2011                2010
                                         -----------------   ----------------
                                                      (Unaudited)
German gas, sulfur and oil
     royalties received                     $ 5,396,283          $ 4,894,409

Interest income                                   2,383                  181

Trust expenses                                 (314,527)            (278,299)
                                            ------------         ------------
  Net income                                $ 5,084,139          $ 4,616,291
                                            ============         ============

Net income per unit                            $ .55                $ .50
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .55                $ .50
                                               ======               ======































                 The accompanying notes are an integral part
                       of these financial statements.

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
              ----------------------------------------------------

                                                2011                2010
                                         -----------------   ----------------
                                                      (Unaudited)

Balance, beginning of period                $    65,234          $    93,773

Net income                                    5,084,139            4,616,291
                                            ------------         ------------
                                              5,149,373            4,710,064

Less:

     Current year distributions paid
       or to be paid to unit owners           5,054,825            4,595,295
                                            ------------         ------------
Balance, end of period                      $    94,548          $   114,769
                                            ============         ============

































                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010
              ----------------------------------------------------

                                                2011                2010
                                          -----------------   ---------------
                                                      (Unaudited)

Sources of cash and cash equivalents:
------------------------------------

     German gas, sulfur and oil royalties   $ 5,396,283          $ 4,894,409

     Interest income                              2,383                  181
                                            ------------         ------------
                                              5,398,666            4,894,590
                                            ------------         ------------
Uses of cash and cash equivalents:
---------------------------------

     Payment of Trust expenses                  314,527              278,299

     Distributions paid                       5,146,731            3,492,424
                                            ------------         ------------
                                              5,461,258            3,770,723
                                            ------------         ------------
Net increase (decrease) in cash and
     cash equivalents during the period         (62,592)           1,123,867

Cash and cash equivalents,
     beginning of period                      5,211,965            3,586,197
                                            ------------         ------------
Cash and cash equivalents,
     end of period                          $ 5,149,373          $ 4,710,064
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

    These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the period ended October 31, 2010. The Statement of Assets, Liabilities and Trust Corpus included herein contains information from the Trust's 2010 Form 10-K.


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

    Cash and cash equivalents -
    ---------------------------
    Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2011, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $4,750,000. In addition, approximately $7,310 was held in the Trust's German account at January 31, 2011.


    Net income per unit -
    ---------------------
    Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2011 and 2010, there were 9,190,590 units of beneficial interest outstanding.

    New Accounting Pronouncements -
    -----------------------------
    The Trust is not aware of any recently issued, but not yet effective, accounting standards that would be expected to have a significant impact on the Trust's financial position or results of operations.


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


(3) Related party transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,454 and $6,172 in the first quarter of fiscal 2011 and 2010, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2011 and 2010, the Trust paid Cahill Gordon & Reindel LLP $37,887 and $14,605 for legal services, respectively.

(4) Employee benefit plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2010 and 2011 calendar years.

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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provides approximately 97% of the total royalties. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

          Effective with the Trust's third quarter of fiscal 2010, a new royalty payment schedule was fully implemented. At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount forms the basis for royalty payments for the Trust's upcoming fiscal quarter and for any adjustment for the prior calendar quarter. For example, on January 25th the operating companies calculate gas sales and attributable royalties payable for the months of October through December. This amount is divided into thirds and forms the monthly royalty payments

(payable on the 15th of each month) to the Trust for its fiscal quarter running from February through April. Continuing in this example, at the same time that the operating companies determine the actual amount of royalties that were payable for months of October through December, they look at the actual amount of royalties that were paid to the Trust during that same period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately in January and any overpayment would be deducted from the February payment. The operating companies continue their calculations through the calendar year. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year. The Trust's German accountants review the royalty calculations on a biennial basis, with the next examination scheduled to begin in October 2011 covering calendar years 2009 and 2010.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. The Trust received no sulfur royalties under this agreement in the first quarter of either fiscal 2010 or 2011.

          Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling, treatment and transportation costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. NV Nederlandse Gasunie (the state owned

Dutch gas distribution company) purchased BEB's North German gas distribution and transmission network in 2008. As part of its normal biennial examination of the operating companies, the Trust's German accountants, on behalf of the Trust, completed their examination of the royalty payments for 2007-08.
While the pipeline sale occurred in the latter half of 2008, the accountants confirmed that transportation costs continued in accordance with the authorized indexed flat rate throughout this period and that the method of royalty calculation has not been affected. The Trust will continue to monitor the situation but, to date, the Trust has not received any indications that this pipeline sale would affect the method of royalty calculations.

          Intermittently, the Trust receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. No royalties based on gas sales from Grosses Meer were paid to the Trust in the first quarter of either fiscal 2010 or 2011.

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

          The low level of administrative expenses of the Trust limits the effect of inflation on its costs. Sustained price inflation, which would be reflected in sales prices, along with sales volumes form the basis on which the royalties paid to the Trust are computed. The impact of inflation or deflation on energy prices in Germany is delayed by the use, in certain long-term gas sales contracts, of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.


Results: First Quarter Fiscal 2011 Versus First Quarter Fiscal 2010
-------------------------------------------------------------------

          For the first quarter of fiscal 2011, the Trust's net income was $5,084,139, an increase of 10.13% from the net income of $4,616,291 for the first quarter of fiscal 2010. Gross royalties received for the first quarter of fiscal 2011 were $5,396,283, an increase of 10.25% as compared to $4,894,409 for the first quarter of fiscal 2010. Royalties received during the first quarter of fiscal 2011 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2010. A distribution of $0.55 per unit was paid on February 23, 2011 to owners of record as of February 11, 2011.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour ("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). The primary factor affecting royalty revenue for the quarter just ended was the increase in gas prices under both the Mobil and the OEG Agreements. Lower gas sales and the lower average exchange rates combined to reduce the positive impact of the higher gas prices, but did not offset it entirely.


                          1st Fiscal Qtr.      1st Fiscal Qtr.     Percentage
Mobil Agreement           Ended 1/31/2011      Ended 1/31/2010       Change
---------------          ----------------     ----------------     ----------
Gas Sales (Bcf)              11.707               11.861            -  1.30%
Gas Prices (Ecents/Kwh)      2.3753               1.6491            + 44.04%
Gas Prices ($/Mcf)           $ 9.16               $ 6.88            + 33.14%
Average Exchange Rate        1.3431               1.4493            -  7.33%

                          1st Fiscal Qtr.      1st Fiscal Qtr.     Percentage
OEG Agreement             Ended 1/31/2011      Ended 1/31/2010       Change
-------------             ---------------      ---------------     ----------
Gas Sales (Bcf)              30.213               30.616            -  1.32%
Gas Prices (Ecents/Kwh)      2.5404               1.9151            + 32.65%
Gas Prices ($/Mcf)           $ 9.55               $ 7.74            + 23.39%
Average Exchange Rate        1.3436               1.4405            -  6.73%

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 38.75% of all gas sales.
However, royalties on these gas sales provided approximately 81.39% or $4,259,728 out of a total of $5,233,878 in Oldenburg royalties attributable to gas.

          Interest income was higher than the prior year's equivalent quarter but remained minimal reflecting the low interest rates applicable during the period. Trust interest income increased to $2,383 from $181 in the first quarter of fiscal 2010. Trust expenses for the first quarter of fiscal 2010 increased 13.02% or $36,228 to $314,527 in comparison to $278,299 in the
prior year's equivalent period.   The increase in costs reflects a timing
difference in insurance costs, additional fees for legal services and an increase in Trustee's fees (which are calculated based on provisions specified in the Trust Agreement).

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2011, compared to that at fiscal year-end (October 31, 2010), shows a decrease in assets due to the lower royalty receipts during the first quarter of fiscal 2011.



                   -----------------------------------



          This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include uncertainties concerning levels of gas production and gas sale prices, general economic conditions and currency exchange rates and the risks described in Item 1A, "Risk Factors," in the Trust's Annual Report on Form 10-K for the fiscal year ended October 31, 2010. Actual results and events may vary significantly from those discussed in the forward-looking statements.

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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2011.

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.



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

Dated: February 25, 2011