Form 10-Q
period 2011-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2011-05-26
CIK 72633

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2011    or
                                ----------------

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


Class                                     Outstanding at April 30, 2011
----------------------------              ------------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------


Item 1.  Financial Statements.
         --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      April 30, 2011 AND OCTOBER 31, 2010
                     -------------------------------------
                                 (Unaudited)
                                 -----------

                                               2011                2010
                                           -------------       ------------

          ASSETS

Current assets - - Cash and
     cash equivalents                       $6,773,543           $5,211,965


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)             1                    1
                                            ----------           ----------
Total Assets                                $6,773,544           $5,211,966
                                            ==========           ==========


    LIABILITIES AND TRUST CORPUS

Current liabilities - - Distributions
     to be paid to unit owners, paid
     May 2011 and November 2010             $6,709,131           $5,146,731

Trust corpus (Notes 1 and 2)                         1                    1

Undistributed earnings                          64,412               65,234
                                            ----------           ----------
Total Liabilities and Trust Corpus          $6,773,544           $5,211,966
                                            ==========           ==========














                The accompanying notes are an integral part
                       of these financial statements.

         STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
         ----------------------------------------------------------
            FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010
            --------------------------------------------------
                                (Unaudited)
                                -----------

                                                2011               2010
                                            -----------        ------------

German gas, sulfur and oil
     royalties received                     $6,965,508          $4,926,049
                                            -----------         -----------
Interest income                                  1,301               2,277
                                            -----------         -----------
Trust expenses                                (287,815)           (309,625)
                                            -----------         -----------
Net income                                  $6,678,994          $4,618,701
                                            ===========         ===========

Net income per unit                            $0.73                $0.50
                                               =====                =====

Distributions per unit paid or
     to be paid to unit owners                 $0.73                $0.51
                                               =====                =====





























                 The accompanying notes are an integral part
                       of these financial statements.

         STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
         ----------------------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
              ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2011               2010
                                            ------------       ------------

German gas, sulfur and oil
     royalties received                     $12,361,791        $ 9,820,458
                                            -----------        -----------
Interest income                                   3,684              2,458
                                            -----------        -----------
Trust expenses                                 (602,342)          (587,924)
                                            -----------        -----------
Net income                                  $11,763,133        $ 9,234,992
                                            ===========        ===========

Net income per unit                            $1.28               $1.00
                                               =====               =====

Distributions per unit paid or
     to be paid to unit owners                 $1.28               $1.01
                                               =====               =====





























                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
              FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
              ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2011               2010
                                           -------------      -------------

Balance, beginning of period                $    65,234         $    93,773

Net income                                   11,763,133           9,234,992
                                            -----------         -----------
                                             11,828,367           9,328,765

Less:

     Current year distributions paid
     or to be paid to unit owners            11,763,955           9,282,496
                                            -----------         -----------

Balance, end of period                      $    64,412         $    46,269
                                            ===========         ===========
































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
            FOR THE SIX MONTHS ENDED APRIL 30, 2011 AND 2010
            ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2011               2010
                                            -------------     --------------

Sources of cash and cash equivalents:
------------------------------------

     German gas, sulfur and oil royalties   $12,361,791         $ 9,820,458

     Interest income                              3,684               2,458
                                            -----------         ------------
                                             12,365,475           9,822,916
                                            -----------         ------------
Uses of cash and cash equivalents:
---------------------------------

     Payment of Trust expenses                  602,342             587,924

     Distributions paid                      10,201,555           8,087,719
                                            -----------          -----------
                                             10,803,897           8,675,643
                                            -----------          -----------
Net increase (decrease) in cash and
     cash equivalents during the period       1,561,578           1,147,273

Cash and cash equivalents,
     beginning of period                      5,211,965           3,586,197
                                            -----------          -----------
Cash and cash equivalents,
     end of period                          $ 6,773,543         $ 4,733,470
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

                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                               (Unaudited)
                               -----------

(1)  Summary of significant accounting policies:
     -------------------------------------------

     Basis of Accounting -
     ---------------------

     The accompanying financial statements of North European Oil Royalty Trust (the "Trust") are prepared in accordance with the rules and regulations of the SEC. Financial statement balances and financial results are presented on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis").

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

     The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2010. The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2010 Form 10-K.


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

     Cash and cash equivalents -
     ---------------------------

     Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April
30, 2011, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $6,075,000. In addition, approximately $7,306 was held in the Trust's German account at April 30, 2011.

     Net income per unit -
     ---------------------

     Net income per unit is based upon the number of units outstanding at the end of the period. At April 30, 2011 and 2010, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $3,800 and $5,900 in the second quarter of fiscal 2011 and 2010, respectively. For such office space and office services, the Trust reimbursed the Managing Director $10,254 and $12,072 in the first six months of fiscal 2011 and 2010, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. For the second quarter of fiscal 2011 and 2010, the Trust paid Cahill Gordon & Reindel LLP $16,307 and $50,768 for legal services, respectively. For the first six months of fiscal 2011 and 2010, the Trust paid Cahill Gordon & Reindel LLP $54,194 and $65,373 for legal services, respectively.


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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the Exxon Mobil Corp. ("Exxon Mobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and provides nearly 100% of all the royalties received by the Trust. The Oldenburg concession (1,398,000 acres) covers major portions of the former Grand Duchy of Oldenburg and is located in the German federal state of Lower Saxony.

          In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Mobil and the Royal Dutch/Shell Group of Companies, formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 92% of the total royalties in the quarter just ended. The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

          Effective with the Trust's third quarter of fiscal 2010, a new royalty payment schedule was fully implemented. At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount forms the basis for royalty payments for the Trust's upcoming fiscal quarter and for any adjustment for the prior calendar quarter. For example, on January 25th the operating companies calculate gas sales and attributable royalties payable for the months of October through December. This amount is divided into thirds and forms the monthly royalty payments (payable on the 15th of each month) to the Trust for its fiscal quarter running from February through April. As part of these same calculations on January 25th, the operating companies determine any difference between the amount of royalties payable and the amount of royalties paid for the months of October through December. Any underpayment of royalties would be made immediately after the calculation. Any overpayment of royalties would be deducted from the Trust's February royalty payment. The operating companies continue their calculations through the calendar year. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year. The Trust's German accountants review the royalty calculations on a biennial basis, with the next examination scheduled to begin in October 2011 covering calendar years 2009 and 2010.

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

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres); the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under this agreement. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement (as compared to the OEG Agreement described below) due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. The Trust received no sulfur royalties under the Mobil Agreement in the first or second quarter of fiscal 2010 or the first quarter of fiscal 2011. However, upon review, Mobil Erdgas determined that sulfur prices exceeded the threshold level since the third quarter of fiscal 2010 and, accordingly, it should have paid sulfur royalties to the Trust for these periods. The Trust received a make-up payment of $156,337 for the third and fourth quarters of fiscal 2010 as well as a payment of $161,723 for the first quarter of fiscal 2011.

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

          Intermittently, the Trust receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. No royalties based on gas sales from Grosses Meer were paid to the Trust in the first or second quarters of either fiscal 2010 or 2011.

          Under the Mobil and OEG Agreements, the gas is sold to various distributors under long-term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Because Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. The Trust does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, the Trust's German accountant examines these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments.

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

          The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets. This information provides a context in which to evaluate the actions of the operating companies. In his position as consultant, he receives reports from EMPG with respect to current and planned drilling and exploration efforts. However, the unified exploration and production venture, EMPG, which provides the reports to the Trust's consultant, continues to limit the information flow to that which is required by German law.

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



Results:  Second Quarter Fiscal 2011 Versus Second Quarter Fiscal 2010
          ------------------------------------------------------------

          For the second quarter of fiscal 2011, the Trust's net income was $6,678,994, an increase of 44.61% from the net income of $4,618,701 for the second quarter of fiscal 2010. Gross royalties received for the second quarter of fiscal 2011 were $6,965,508, an increase of 41.40% as compared to $4,926,049 for the second quarter of fiscal 2010. A distribution of 73 cents per unit was paid on May 25, 2011 to owners of record as of May 13, 2011. The distribution for the second fiscal quarter is primarily comprised of royalties derived from sales of gas.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour ("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). Royalty income under both the Mobil and the OEG Agreements in the second quarter of 2011 was higher than the second quarter of 2010 primarily due to the substantial increases in gas prices. While the average value of the Euro relative to the dollar was higher than the second quarter of fiscal 2010, its impact on royalty income was minor. Gas sales during the second quarter of fiscal 2011 were either virtually flat or showed a slight decline and had only a minor impact on royalty income as compared to the second quarter of fiscal 2010.

-----------------------------------------------------------------------------
                         2nd Fiscal Qtr.      2nd Fiscal Qtr.      Percentage
   Mobil Agreement       Ended 4/30/2011      Ended 4/30/2010        Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)              11.057               11.331             - 2.42%
Gas Prices (Ecents/Kwh)      2.5087               1.9035             +31.79%
Gas Prices ($/Mcf)           $10.06               $ 7.44             +35.22%
Average Euro Value          $1.3962              $1.3586             + 2.77%
-----------------------------------------------------------------------------
   OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)              30.098               30.083             + 0.05%
Gas Prices (Ecents/Kwh)      2.6826               2.0857             +28.62%
Gas Prices ($/Mcf)           $10.51               $ 7.83             +34.23%
Average Euro Value          $1.3989              $1.3403             + 4.37%


          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 36.74% of all gas sales. However, royalties on these gas sales provided approximately 80.80% or $5,151,920 out of a total of $6,376,424 in Oldenburg royalties attributable to gas.

          Interest income was minimal due to the low interest rates applicable during the period. Per the terms of the Trust Agreement, funds temporarily held by the Trust are invested in certificates of deposit or U.S. Treasury Bills. Trust expenses for the second quarter of fiscal 2011 decreased 7.04% or $21,810 to $287,815 in comparison to the prior year's
equivalent period.   This decline in expenses is primarily due to a
difference in the timing of payments covering insurance costs and reduced legal expenses.

          The current Statements of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2011, compared to that at fiscal year-end (October 31, 2010), shows an increase in assets due to the higher royalty receipts during the second quarter of fiscal 2011.



Results:  First Six Months of Fiscal 2011 Versus First Six Months of
          ----------------------------------------------------------
          Fiscal 2010
          -----------

          For the six month period, the Trust's net income was $11,763,133, an increase of 27.38% from the net income of $9,234,992 for last year's equivalent period. Gross royalties received for the first six months of fiscal 2011 were $12,361,791, an increase of 25.88% as compared to $9,820,458 for the first six months of fiscal 2010. These royalties were derived primarily from sale of gas from the Trust's overriding royalty areas in Germany. For the six month period ended April 30, 2011, total distributions were equal to $1.28 per unit compared to total distributions of $1.01 for the first six months of fiscal 2010.

          Substantial increases in gas prices offset both lower gas sales and lower average exchange rates, resulting in significant increases in royalty revenue for the six months just ended under both the Mobil and the OEG Agreements.

-----------------------------------------------------------------------------
                            Six Months           Six Months        Percentage
   Mobil Agreement       Ended 4/30/2011      Ended 4/30/2010        Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)              22.763               23.192             - 1.85%
Gas Prices (Ecents/Kwh)      2.4401               1.7734             +37.59%
Gas Prices ($/Mcf)           $ 9.60               $ 7.15             +34.27%
Average Euro Value          $1.3727              $1.4018             - 2.08%
-----------------------------------------------------------------------------
   OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               60.310               60.700            - 0.64%
Gas Prices (Ecents/Kwh)       2.6115               1.9996            +30.60%
Gas Prices ($/Mcf)            $10.03               $ 7.78            +28.92%
Average Euro Value           $1.3736              $1.3886            - 1.08%


          For the six months just ended, gas sales from western Oldenburg accounted for only 37.74% of all gas sales. However, royalties on these gas sales provided approximately 81.04% or $9,397,380 out of a total of $11,596,033 in Oldenburg royalties attributable to gas.

          Interest income was lower reflecting the continuing low interest rates applicable during the period and the reduced sums available for investment. Trust expenses for the six month period increased 2.45% or $14,418 to $602,342 in comparison to the prior year's equivalent period. This increase in expenses is primarily related to higher Trustees' fees calculated as specified under provisions in the Trust Agreement.



                   Report on Drilling and Geophysical Work
                   ---------------------------------------

          The Trust's German consultant, Alfred Stachel, met with representatives of EMPG to inquire about drilling begun or completed in the 2009-2010 period and planned and proposed drilling and geophysical work for 2011 and beyond, as well as other general matters. The following is a summary of Mr. Stachel's account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, EMPG is not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

          EMPG has indicated that it will be conducting scheduled maintenance work at the Grossenkneten desulfurization plant during the period from August 30 to September 30, 2011. This will reduce sour gas processing during this period by approximately one third while the maintenance is being conducted. Since sweet gas wells are traditionally not in production during the low demand summer period, the impact is an overall production decline of approximately one third.

          Beyond the seemingly normal use of hydraulic fracturing treatments ("fracking") following the drilling stage on the Carboniferous wells, EMPG has employed fracking in a sour gas Zechstein well, Goldenstedt Z-17, for the first time. Zechstein wells traditionally undergo an acidizing treatment to open the limestone strata and improve flow rates. After the fracking was completed, the well exhibited a significantly improved flow rate, which should ultimately result in higher production rates and an improved recovery factor. Not all Zechstein wells may be candidates for fracking.

          EMPG is continuing with its evaluation of drilling prospects within the Oldenburg concession. Following the six wells drilled during 2009-2010 an additional three wells are planned for 2011 and six wells for 2012-2013. There are eight wells within the portfolio for the period beyond 2013 but as yet are not included in the operating companies' budget. The study of the potential benefits of fracking within the sweet gas Bunter wells is continuing but with no results so far.

          The following is a description of wells begun, completed or planned for the 2009-2010 period. Goldenstedt Z-10a, a Carboniferous well, had four individual fracking treatments and entered production in March 2010, with better than expected wellhead pressure and has experienced no change since that point. Goldenstedt Z-23, a Carboniferous well, completed drilling in February 2010. While originally scheduled for five individual fracking treatments in July 2010, this plan was subsequently delayed and adjusted. Fourteen individual fracking treatments were conducted in November 2010 and the well entered production as a successful result with a very high wellhead pressure. Goldenstedt Z-16a, after a massive acidizing treatment in May 2010, entered production with high flow rate. The two sour gas work-over wells, Hengstlage-N Z8 and Hengstlage-N Z-5a, entered production in March and April 2010. Cappeln Z-3a, the final well begun during 2010, is another Carboniferous well. This well underwent seven fracking treatments and entered production in March 2011. Despite a low flow rate the extremely high wellhead pressure should ensure a satisfactory overall production rate.

          Brettorf Z-2b, a sour gas Zechstein well, is scheduled to start drilling in May 2011. The Brettorf gas field has been shut-in since 2004 so this attempt is not without some risk but represents an attempt to reinvigorate an existing field with the advent of new technology. Oythe Z-4 is the seventh Carboniferous well and has been scheduled to start drilling in July 2011. The final well scheduled for 2011 is Goldenstedt Z-21, another sour gas Zechstein well. This well has a drilling start date of September 2011.




                   -----------------------------------

         This report on Form 10-Q contains forward looking statements concerning business, financial performance and financial condition of the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include uncertainties concerning future drilling and development plans, levels of gas production and gas prices, general economic conditions and currency exchange rates and the risks described in Item 1A, "Risk Factors," in the Trust's Annual Report on
Form 10-K for the fiscal year ended October 31, 2010. Actual results and events may vary significantly from those discussed in the forward-looking statements.



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

         The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2011.

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: May 26, 2011