Form 10-Q
period 2011-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2011-08-31
CIK 72633

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2011    or
                                ----------------

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


Class                                     Outstanding at July 31, 2011
----------------------------              ----------------------------
Units of Beneficial Interest                        9,190,590

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------
Item 1. Financial Statements.
        --------------------

            STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
            -----------------------------------------------------------
                      JULY 31, 2011 AND OCTOBER 31, 2010
                     ------------------------------------
                                (Unaudited)
                                -----------

                                               2011                2010
                                           -------------       ------------
             ASSETS
             ------

Current assets - - Cash and
     cash equivalents                       $6,631,038           $5,211,965


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)             1                    1
                                            ----------           ----------
Total Assets                                $6,631,039           $5,211,966
                                            ==========           ==========

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities - - Distributions
     to be paid to unit owners, paid
     August 2011 and November 2010          $6,525,319           $5,146,731

Trust corpus (Notes 1 and 2)                         1                    1

Undistributed earnings                         105,719               65,234
                                            ----------           ----------
Total Liabilities and Trust Corpus          $6,631,039           $5,211,966
                                            ==========           ==========















                The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
           ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010
             --------------------------------------------------
                               (Unaudited)
                               -----------
                                                2011              2010
                                            -----------        ------------
German gas, sulfur and oil
     royalties received                     $6,744,676          $4,482,847

Interest income                                 11,559               2,824

Trust expenses                                (189,608)           (169,228)
                                            -----------         -----------
  Net income                                $6,566,627          $4,316,443
                                            ===========         ===========

Net income per unit                            $0.71                $0.47
                                               =====                =====

Distributions per unit paid or
     to be paid to unit owners                 $0.71                $0.47
                                               =====                =====































                 The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
              FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
              ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2011               2010
                                            ------------       ------------
German gas, sulfur and oil
     royalties received                     $19,106,466        $14,303,305

Interest income                                  15,243              5,282

Trust expenses                                 (791,950)          (757,152)
                                            -----------        -----------
  Net income                                $18,329,759        $13,551,435
                                            ===========        ===========

Net income per unit                            $1.99               $1.47
                                               =====               =====

Distributions per unit paid or
     to be paid to unit owners                 $1.99               $1.48
                                               =====               =====
































                 The accompanying notes are an integral part
                       of these financial statements.
                                   -6-

                  STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
                  ---------------------------------------------
                FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
                ------------------------------------------------
                               (Unaudited)
                               -----------

                                               2011               2010
                                           -------------      -------------

Balance, beginning of period                $    65,234         $    93,773

Net income                                   18,329,759          13,551,435
                                            -----------         -----------
                                             18,394,993          13,645,208

Less:

     Current year distributions paid
     or to be paid to unit owners            18,289,274          13,602,073
                                            -----------         -----------

Balance, end of period                      $   105,719         $    43,135
                                            ===========         ===========

































                 The accompanying notes are an integral part
                       of these financial statements.

           STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
           -----------------------------------------------------------
              FOR THE NINE MONTHS ENDED JULY 31, 2011 AND 2010
              ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2011               2010
                                            -------------     --------------

Sources of cash and cash equivalents:
------------------------------------

     German gas, sulfur and oil royalties   $19,106,466         $14,303,305

     Interest income                             15,243               5,282
                                            -----------         ------------
                                             19,121,709          14,308,587
                                            -----------         ------------
Uses of cash and cash equivalents:
---------------------------------

     Payment of Trust expenses                  791,950             757,152

     Distributions paid                      16,910,686          12,774,920
                                            -----------          -----------
                                             17,702,636          13,532,072
                                            -----------          -----------
Net increase (decrease) in cash and
     cash equivalents during the period       1,419,073             776,515

Cash and cash equivalents,
     beginning of period                      5,211,965           3,586,197
                                            -----------          -----------
Cash and cash equivalents,
     end of period                          $ 6,631,038         $ 4,362,712
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

     Cash and cash equivalents -
     ---------------------------

     Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2011, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $6,273,538. The Trust maintained a minimal balance in its German account at July 31, 2011.

     Net income per unit -
     ---------------------

     Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2011 and 2010, there were 9,190,590 units of beneficial interest outstanding.

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


(3) Related party transactions:
    ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $7,699 and $6,371 in the third quarter of fiscal 2011 and 2010, respectively. For such office space and office services, the Trust reimbursed the Managing Director $17,953 and $18,443 in the first nine months of fiscal 2011 and 2010, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP which serves as counsel to the Trust. For the third quarter of fiscal 2011 and 2010, the Trust paid Cahill Gordon & Reindel LLP $8,869 and $15,660 for legal services, respectively. For the first nine months of fiscal 2011 and 2010, the Trust paid Cahill Gordon & Reindel LLP $63,063 and $81,033 for legal services, respectively.


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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the Exxon Mobil Corp. ("Exxon Mobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and provides nearly 100% of all the royalties received by the Trust. The Oldenburg concession (1,398,000 acres) covers virtually the entire former Grand Duchy of Oldenburg and is located in the German federal state of Lower Saxony.

          In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Mobil and the Royal Dutch/Shell Group of Companies, formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), a unified exploration and production venture, to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 93.54% of the total royalties in the quarter just ended. The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. The Trust received no sulfur royalties under the Mobil Agreement in the first or second quarter of fiscal 2010 or the first quarter of fiscal 2011. However, upon review, Mobil Erdgas determined that sulfur prices exceeded the threshold level since the third quarter of fiscal 2010 and, accordingly, it should have paid sulfur royalties to the Trust for these periods. In the second quarter of fiscal 2011, the Trust received a make-up payment of $156,337 for the third and fourth quarters of fiscal 2010 as well as a payment of $161,723 for the first quarter of fiscal 2011. The Trust was entitled to receive a sulfur royalty payment during the quarter just ended. However, since there was an unadjusted overpayment of royalties by Mobil-Erdgas, the sulfur payment instead was applied against that overpayment by EMPG.

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

          Intermittently, the Trust receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. During the third quarter of fiscal 2010, the Trust received $61,676 in royalties from Grosses-Meer. No royalties based on gas sales from Grosses Meer were received in the first or second quarters of fiscal 2010 and no such royalties have been received since the third quarter of fiscal 2010.

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

          The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets. This information provides a context in which to evaluate the actions of the operating companies. The Trust's consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. However, EMPG continues to limit the information flow to that which is required by German law.

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



Results: Third Quarter Fiscal 2011 Versus Third Quarter Fiscal 2010
         ------------------------------------------------------------

         For the third quarter of fiscal 2011, the Trust's net income was $6,566,627, an increase of 52.13% from the net income of $4,316,443 for the third quarter of fiscal 2010. Gross royalties received for the third quarter of fiscal 2011 were $6,744,676, an increase of 50.46% as compared to $4,482,847 for the third quarter of fiscal 2010. These royalties were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2011. A distribution of 71 cents per unit has been paid on August 31, 2011 to owners of record as of August 12, 2011.

          The amount of royalties paid to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour

("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). The increase in royalty income under both the Mobil and OEG Agreements in the third quarter of fiscal 2011 was due to significantly higher gas prices and higher average Euro/dollar exchange rates. The combination of these two factors more than offset a decline in gas sales.

-----------------------------------------------------------------------------
                         3rd Fiscal Qtr.      3rd Fiscal Qtr.      Percentage
   Mobil Agreement       Ended 7/31/2011      Ended 7/31/2010        Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)              10.671               11.770            -  9.34%
Gas Prices (Ecents/Kwh)      2.3838               1.9666            + 21.21%
Gas Prices ($/Mcf)           $ 9.64               $ 7.08            + 36.16%
Average Euro Exchange Rate   1.4091               1.2522            + 12.53%
-----------------------------------------------------------------------------
   OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               29.595               30.131           -  1.78%
Gas Prices (Ecents/Kwh)       2.5379               2.1186           + 19.79%
Gas Prices ($/Mcf)            $10.05               $ 7.49           + 34.18%
Average Euro Exchange Rate    1.4148               1.2596           + 12.32%
-----------------------------------------------------------------------------

          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 36.06% of all gas sales. However, royalties on these gas sales provided approximately 80.17% or $5,057,732 out of a total of $6,308,812 in Oldenburg royalties attributable to gas.

          Per the terms of the Trust Agreement, excess funds temporarily held by the Trust are held in a money market account or are invested in certificates of deposit or U.S. Treasury Bills. For the quarter just ended, Trust interest income remained at a relatively minor level due to the low interest rates applicable during the period. Trust expenses for the third quarter of fiscal 2011 increased 12.04% or $20,380 to $189,608 in comparison
to the prior year's equivalent period.   This increase in expenses is due to
higher Trustee fees (which, as specified in provisions in the Trust Agreement, change as a result of fluctuations in gross royalty income).

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2011, compared to that at fiscal year-end (October 31, 2010), shows an increase in assets due to higher royalty receipts during the third quarter of fiscal 2011.


Results: First Nine Months of Fiscal 2011 Versus First Nine Months of
         ------------------------------------------------------------
         Fiscal 2010
         -----------

          For the nine month period, the Trust's net income was $18,329,759, an increase of 35.26% from the net income of $13,551,435 for the first nine months of fiscal 2010. Gross royalties received for the first nine months of fiscal 2011 were $19,106,466, an increase of 33.58% as compared to $14,303,305
                                   -16-

for the first nine months of fiscal 2010. These royalties were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2010 and the first two calendar quarters of 2011. For the nine month periods ended July 31, 2011 and 2010, total distributions were equal to $1.99 and $1.48 per unit, respectively.

          The primary factor affecting royalty revenue for the first nine months of fiscal 2011 was the substantial increase in gas prices under both the Mobil and OEG Agreements. For the first nine months of fiscal 2011, the average Euro/dollar exchange rate was up slightly and gas sales declined slightly compared to the first nine months of fiscal 2010.

-----------------------------------------------------------------------------
                           Nine Months          Nine Months        Percentage
   Mobil Agreement       Ended 7/31/2011      Ended 7/31/2010        Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)              33.434               34.963            - 4.37%
Gas Prices (Ecents/Kwh)      2.4221               1.8384            + 31.75%
Gas Prices ($/Mcf)           $ 9.61               $ 7.13            + 34.78%
Average Euro Exchange Rate   1.3820               1.3479            + 2.53%
-----------------------------------------------------------------------------
   OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               89.905               90.831           -  1.02%
Gas Prices (Ecents/Kwh)       2.5873               2.0391           + 26.88%
Gas Prices ($/Mcf)            $10.04               $ 7.68           + 30.73%
Average Euro Exchange Rate    1.3858               1.3439           +  3.12%
-----------------------------------------------------------------------------

          For the nine months just ended, gas sales from western Oldenburg accounted for only 37.19% of all gas sales. However, royalties on these gas sales provided approximately 80.73% or $14,455,112 out of a total of $17,904,846 in Oldenburg royalties attributable to gas.

          Interest income was higher reflecting the increased funds and a higher interest rate available for investment. Interest income for the nine month period of fiscal 2011 increased 188.58% to $15,243 from $5,282 in the first nine month period of fiscal 2010. Trust expenses for the nine month period of fiscal 2011 increased 4.60% or $34,798 to $791,950 in comparison to $757,152 for the prior fiscal year's equivalent period. The increase in expenses resulted primarily from a shift in the timing of accounting expenses, increased German legal expenses relating to issues raised in the royalty examination and higher Trustee fees (which, as specified in provisions in the Trust Agreement, change as a result of fluctuations in gross royalty income).





                   -----------------------------------







                                   -17-

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

         The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2011. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2011.

         There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.









                                   -18-

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

Dated: August 31, 2011