Form 10-K
period 2011-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2011-12-30
CIK 72633

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2011 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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
Yes        No
    -----      -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer   X
                        -----                         -----

Non-accelerated filer               Smaller reporting company
                      -----                                   -----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 29, 2011, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $288,293,387 on such date.

As of December 30, 2011, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the Registrant's definitive proxy statement for the annual meeting to be held on February 14, 2012.

                            TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                PART I

Item 1.   Business.....................................................  4
Item 1A.  Risk Factors.................................................  8
Item 1B.  Unresolved Staff Comments.................................... 10
Item 2.   Properties................................................... 10
Item 3.   Legal Proceedings............................................ 14

                                PART II

Item 5.   Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchase of Equity
           Securities.................................................. 15
Item 6.   Selected Financial Data...................................... 17
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk... 28
Item 8.   Financial Statements and Supplementary Data.................. 29
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 39
Item 9A.  Controls and Procedures...................................... 39
Item 9B.  Other Information............................................ 41

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance....... 42
Item 11.  Executive Compensation....................................... 42
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.................. 42
Item 13.  Certain Relationships and Related Transactions, and Director
           Independence................................................ 42
Item 14.  Principal Accountant Fees and Services....................... 43

                                PART IV

Item 15.  Exhibits and Financial Statement Schedules................... 43
Signatures............................................................. 44

Exhibit Index.......................................................... 45

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

          Neither the Trust nor the Trustees on behalf of the Trust conduct any active business activities or operations. The function of the Trustees is to monitor, verify, collect, hold, invest and distribute the royalty payments made to the Trust. Under the Trust Agreement, the Trustees make quarterly distributions of the net funds received by the Trust on behalf of the unit owners. Funds temporarily held by the Trust are invested in interest bearing bank deposits, money market accounts, certificates of deposit, U.S. Treasury Bills or other government obligations.

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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. The operating companies make royalty payments to the Trust exclusively in Euros. As promptly as possible after the funds are deposited in the Trust's bank account in Germany, they are converted into U.S. dollars at the exchange rate in effect on that date and transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk and the fluctuations in the conversion rate impact its financial results. However, since the actual royalty deposits are held as Euros for such a limited time, the market risk is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.


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

          The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from its royalty rights at either their present levels or otherwise. The Trust has no role in any of the operating companies' decision making processes, such as gas pricing, gas sales or exploration, which can impact royalty income. In addition, fluctuations in prices and supplies of gas and oil and the effect these fluctuations might have on royalty income to the Trust and on reserves net to the Trust cannot be accurately projected. Finally, natural gas and crude oil are wasting assets. While known reserves may increase as additional development adds quantities to the reserve amount, the amount of known and unknown reserves is finite and will decline over time. Given these factors, along with the uncertainty in worldwide and local German economic conditions and the fact that the Trustees have no information beyond that information which is generally available to the public, the Trustees make no projections regarding future royalty income.


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

          The Trust, either itself or in cooperation with holders of parallel royalty rights, arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested and made. These periodic examinations may also disclose matters that are subject to dispute between the parties.


     (d)  Financial Information about Geographic Areas.
          ---------------------------------------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2011.

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


     (f)  Available Information.
          ---------------------

          The Trust maintains a website at www.neort.com. The Trust's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through the Trust's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The North European Oil Royalty Trust Agreement (as amended), the Trust's Code of Conduct and Business Ethics, the Trustees' Regulations and the Trust's Audit Committee Charter are also available on the Trust's website. The Trust's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.

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

          The current operating companies are under no obligation to continue operations in the royalty areas. Natural gas is a wasting asset. The production and sale of natural gas, from which the Trust derives its royalties, reduces the amount of remaining proved producing reserves of natural gas. If the operating companies do not perform additional development projects which replace at least a portion of the current production, the anticipated life of the Trust will not be extended and could be shortened. Absent further additions to the amount of proved producing reserves, production and sales will reach a point in the future where the level of sales will no longer be commercially viable and production will
cease.   Ultimately, the amount of known and unknown reserves within a defined area, such as the Oldenburg concession, is finite and will decline over time.


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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the indexed base price, no royalties are payable. Up until the second quarter of fiscal 2008, the Trust had not received any royalties from sulfur sales under the Mobil Agreement for over 10 years because the selling price was below the indexed base price. The average selling price for sulfur exceeded the indexed base price, and the Trust received sulfur royalties under the Mobil Agreement, during the first quarter of fiscal 2009 and the third quarter of fiscal 2010. During fiscal 2011, the Trust received five sulfur royalty payments during the second and fourth fiscal quarters. These payments represented one payment that should have been made in fiscal 2010 and four payments attributable to the four quarters of fiscal 2011. Sulfur royalties under the Mobil Agreement totaled $613,203, $78,870 and $244,874 during fiscal 2011, 2010 and 2009, respectively.

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

          In 2008, NV Nederlandse Gasunie (the state owned Dutch gas distribution company) completed the purchase of BEB's North German gas distribution and transmission pipeline system. As part of its normal biennial examination of the operating companies, the Trust's German accountants, on behalf of the Trust, completed their examination of the royalty payments for 2007-08. While the pipeline sale occurred in the latter half of 2008, the accountants confirmed that transportation costs continued in accordance with the authorized indexed flat rate throughout this period and that the method of royalty calculation has not been affected. The Trust has not received any indications that this pipeline sale would affect the method of royalty calculations.

          However, based on advice of its German counsel, and in order to resolve a dispute with EMPG over the right of the Trust to receive royalties on amounts received by BEB on the sale of the transmission pipeline system, the Trust, along with the parallel royalty holder with a similar royalty agreement, asserted a claim for royalties on the amounts received from such sale. Efforts to resolve the claim were not successful. The parallel royalty holder filed an action in the District Court of Hannover, Germany, Civil Chamber against OEG, an affiliate of BEB. Subsequently, German counsel advised the Trustees that on December 31, 2011 the prescription, or statute of limitations, period for a claim would expire. In face of that pending expiration, and after unsuccessfully seeking a waiver of the statute of limitations, the Trustees, on December 16, 2011, filed an application to join as a party plaintiff to the complaint previously filed by the parallel royalty holder. In joining the existing action, the Trust seeks a royalty on sales proceeds in the amount of Euros 5.66 million. See Item 3 of this Report for a description of this legal proceeding.

          In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of leases of various sizes in other areas of northwest Germany. At the present time, all but one of these leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, Grosses Meer, reserves from this lease are not included in reserve calculations for this report year. In 2008, the German authorities requested that the operating companies conduct a reservoir analysis of the Grosses Meer leasehold area to determine whether the royalties were being properly allocated based on the locations of the gas reserves. Until this analysis was completed and a final accounting could be made, the payment of royalties to the Trust was suspended. The final accounting of royalties was completed in the third quarter of 2010. The period of adjustment covered the years 2005 through 2009 and the first quarter of calendar 2010. Royalties payable to the Trust for this period totaled $61,548, which the Trust received in its third fiscal quarter. With a further negative adjustment covering calendar 2009 and low production during the remainder of the year, royalty income from Grosses Meer for the remainder of fiscal 2010 was minimal. For fiscal 2011 the Trust received no royalty income from Grosses Meer.


          The following is a schedule of royalty income for the fiscal year ended October 31, 2011 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   23,491,818
Sulfur                                                   $    1,251,053
Oil                                                      $      405,652

                           BY GEOGRAPHIC AREA:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  20,064,321
Eastern Oldenburg                                        $   5,084,202
Non-Oldenburg Areas                                      $           0

                          BY OPERATING COMPANY:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                 $  17,137,491
BEB (under the OEG Agreement)                            $   8,011,032


          Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2011 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2011 (the "Cost Depletion Report").
The Cost Depletion Report, dated December 21, 2011, was prepared by Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056

("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2011 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2011 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2011. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

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

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2011 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2011, 2010, 2009, 2008 and 2007 computed from quarterly sales reports of operating companies received by the Trust during such periods.


Item 3.   Legal Proceedings.
          -----------------

          Except as set forth below, the Trust is not a party to any material pending legal proceedings.

          The Trust, in conjunction with a parallel royalty holder, periodically engages German accountants to review the methods of calculation of royalties used by EMPG and its affiliates. The accountants' report covering the years 2007-2008 noted that in 2008, NV Nederlandse Gasunie
(the state owned Dutch gas distribution company) completed its purchase of the interest held by BEB, an affiliate of EMPG, in the North German gas distribution and transmission pipeline system. Based upon advice of its German counsel, the Trust, along with the parallel royalty holder with a similar royalty agreement, asserted a claim for royalties on the amounts received from such sale. Efforts to resolve the claim were not successful. The parallel royalty holder filed an action in the District Court of Hannover, Germany, Civil Chamber against OEG, an affiliate of BEB. Subsequently, German counsel advised the Trustees that on December 31, 2011 the prescription, or statute of limitations, period for a claim would expire. In face of that pending expiration, and after unsuccessfully seeking a waiver of the statute of limitations, the Trustees, on December 16, 2011, filed an application to join as a party plaintiff to the complaint previously filed by the parallel royalty holder. In joining the existing action, the Trust seeks a royalty on sales proceeds in the amount of Euros 5.66 million. Based on the advice of German counsel, the Trust believes it will be permitted to join as a party to the existing action and that there are reasonable grounds to support the claim. However, there can be no assurance that the joinder will be permitted or that any recovery will be obtained.

                                PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder
          --------------------------------------------------------------
          Matters and Issuer Purchases of Equity Securities.
          --------------------------------------------------

          The Trust's units of beneficial interest are listed for trading on the New York Stock Exchange under the symbol NRT. Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated
administrative expenses.   As of November 30, 2011, there were 996 unit
owners of record.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2011 and 2010 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2011
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2011                     $28.35         $31.00      $0.55
April 30, 2011                       $29.46         $31.76      $0.73
July 31, 2011                        $30.49         $34.15      $0.71
October 31, 2011                     $29.35         $34.00      $0.64


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

          The Cost Depletion Report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2011 is 9.5073%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2011 calendar year are included on a special removable page in the 2011 Annual Report. Additionally, the tax reporting information for 2011 is available on the Trust's website, www.neort.com, in the section marked Tax Letters contained within the Tax Information section.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2011, 2010 or 2009 and has never made such repurchases.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2011
               ----------------------------------------------

                  2011         2010        2009         2008         2007
              -----------  -----------  -----------  -----------  -----------
German gas,
 sulfur
 and oil
 royalties
 received     $25,148,523  $19,645,331  $28,724,078  $34,645,159  $27,484,254
              ===========  ===========  ===========  ===========  ===========

Net Income    $24,195,907  $18,720,265  $27,699,228  $33,665,138  $26,739,669
              ===========  ===========  ===========  ===========  ===========
Net Income
 per unit (a)    $2.63        $2.04        $3.01        $3.66        $2.91
                 =====        =====        =====        =====        =====
Units of
 beneficial
 interest
 outstanding
 at end
 of year (a)   9,190,590    9,190,590    9,190,590    9,190,590    9,190,590

Distributions
  per unit paid
  or to be paid
  to unit owners  $2.63        $2.04        $3.01        $3.66        $2.91
                  =====        =====        =====        =====        =====
Total assets
 at year end  $5,971,867    $5,211,966   $3,586,198   $9,524,530    $5,912,621
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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provides approximately 93% of the total royalties. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

          Effective with the Trust's third quarter of fiscal 2010, a new royalty payment schedule was fully implemented. At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount forms the basis for royalty payments for the Trust's upcoming fiscal quarter and for any adjustment for the prior calendar quarter. For example, on January 25th the operating companies calculate gas sales and attributable royalties payable for the months of October through December. This amount is divided into thirds and forms the monthly royalty payments (payable on the 15th of each month) to the Trust for its fiscal quarter running from February through April. Continuing in this example, at the same time that the operating companies determine the actual amount of royalties that were payable for the months of October through December, they look at the actual amount of royalties that were paid to the Trust during that same period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately in January and any overpayment would be deducted from the February payment. The operating companies continue their calculations through the calendar year. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year. The Trust's German accountants review the royalty calculations on a biennial basis.


          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. In recent years, sweet gas has assumed the role of swing producer. During periods of high demand, the production of sweet gas is increased as necessary. During the summer months, sweet gas production is reduced due to a general decline in demand. Sour gas, in comparison, sour gas must be processed at either the Grossenkneten or the Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower.

          Under the Mobil and OEG Agreements, the gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, the Trust's German accountants reviews these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments. The examination covering the calendar years 2005-2006 resulted in an adjustment payment that is detailed in the first paragraph of the Results: Fiscal 2009 versus Fiscal 2008, which follows. The Trust's accountants in Germany have concluded their examination of the operating companies for the 2007-2008 period and have begun their examination of the operating companies for the 2009-2010 period.

          With respect to the accountants' examination of the 2007-2008 period, certain minor accounting discrepancies were brought to light and have been resolved. In addition, certain legal issues with respect to the interpretation of the royalty contracts were raised. The remaining unresolved dispute concerns the potential right of the Trust to royalties on amounts received on the sale of the transmission pipeline system used to distribute gas produced in the royalty area. Based on advice of its German counsel, and in order to resolve a dispute with EMPG over the right of the Trust to receive royalties on amounts received by BEB on the sale of the transmission pipeline system, the Trust, along with the parallel royalty holder with a similar royalty agreement, asserted a claim for royalties on the amounts received from such sale. Efforts to resolve the claim were not successful. The parallel royalty holder filed an action in the District Court of Hannover, Germany, Civil Chamber against OEG, an affiliate of BEB. Subsequently, German counsel advised the Trustees that on December 31, 2011 the prescription, or statute of limitations, period for a claim would expire.

In face of that pending expiration, and after unsuccessfully seeking a waiver of the statute of limitations, the Trustees, on December 16, 2011, filed an application to join as a party plaintiff to the complaint previously filed by the parallel royalty holder. In joining the existing action, the Trust seeks a royalty on sales proceeds in the amount of Euros 5.66 million. See Item 3 of this Report for a description of this legal proceeding.

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

Results:  Fiscal 2011 versus Fiscal 2010
----------------------------------------

          For fiscal 2011, the Trust's gross royalty income increased 28.01% to $25,148,523 from $19,645,331 in fiscal 2010. The increase in royalty income was primarily the result of increases in gas prices under both royalty agreements. Increased gas sales under the OEG Agreement and increases in the average Euro/dollar exchange rates also positively impacted royalty income.
A moderate decline in gas sales under the Mobil Agreement partially offset these positive factors. The total distribution for fiscal 2011 was $2.63 per unit compared to $2.04 per unit for fiscal 2010. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. As an adjustment for the prior calendar year, the Trust received the equivalent of $0.0473 per unit during fiscal 2010. The prior year adjustments for fiscal 2011 were negligible.

          Under the Mobil Agreement, gas sales declined 0.24% to 43.456 Billion cubic feet ("Bcf") in fiscal 2011 from 43.561 Bcf in fiscal 2010. Since there was no maintenance conducted at the Grossenkneten desulfurization plant in the fourth quarter of fiscal 2011, sales were not impacted. This contrasts with the prior year which saw an 18 day shutdown of the plant for maintenance in the fourth quarter of fiscal 2010.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2011 Gas Sales       2010 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 11.707               11.861              - 1.30%
Second                11.057               11.331              - 2.42%
Third                 10.671               11.770              - 9.34%
Fourth                10.021                8.599              +16.54%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     43.456               43.561              - 0.24%


          Average prices for gas sold under the Mobil Agreement increased 27.88% to 2.4424 Eurocents per Kilowatt hour ("Ecents/Kwh") in fiscal 2011 from 1.9099 Ecents/Kwh in fiscal 2010. With the exception of a brief decline in the third quarter of fiscal 2011, the price of gas sold under the Mobil Agreement has increased each quarter since the first quarter of fiscal 2010.

 Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
-----------------------------------------------------------------------------
Fiscal Quarter      2011 Gas Prices    2010 Gas Prices    Percentage Change
--------------     ----------------   -----------------   -----------------
First                   2.3753             1.6491               +44.04%
Second                  2.5087             1.9035               +31.79%
Third                   2.3838             1.9666               +21.21%
Fourth                  2.5102             2.2021               +13.99%
--------------     ----------------   -----------------   -----------------
Fiscal Year Avg.        2.4424             1.9099               +27.88%


          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $9.71 per thousand cubic feet ("Mcf"), a 31.75% increase over fiscal 2010's average price of $7.37/Mcf. For fiscal 2011, total royalties paid under the Mobil Agreement were transferred at an average Euro/dollar exchange rate of $1.3872, an increase of 3.36% from the average Euro/dollar exchange rate of $1.3421 for fiscal 2010.

            Average Euro Exchange Rate under the Mobil Agreement
----------------------------------------------------------------------------
                     2011 Average        2010 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.3431              1.4499               - 7.37%
Second                 1.3962              1.3586               + 2.77%
Third                  1.4091              1.2522               +12.53%
Fourth                 1.3938              1.3262               + 5.10%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.3872              1.3421               + 3.36%

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2011, gas sales from western Oldenburg accounted for only 36.65% of all gas sales. However, western Oldenburg gas royalties provided approximately 80.69% or $19,318,494 out of a total of $23,941,457 in overall Oldenburg gas royalties.

          Under the OEG Agreement, gas sales increased 4.08% to 118.576 Bcf in fiscal 2011 from 113.924 Bcf in fiscal 2010. The increase in gas sales was likely the result of ongoing drilling in eastern Oldenburg and the lack of maintenance at the Grossenkneten desulfurization plant. The customary six week biennial shutdown of the Grossenkneten desulfurization plant took place during fiscal 2010.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
----------------------------------------------------------------------------
Fiscal Quarter     2011 Gas Sales       2010 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 30.213               30.616              - 1.32%
Second                30.098               30.083              + 0.05%
Third                 29.595               30.131              - 1.78%
Fourth                28.671               23.094              +24.15%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total    118.576              113.924              + 4.08%

          Average gas prices for gas sold under the OEG Agreement increased 25.67% to 2.6386 Ecents/Kwh in fiscal 2011 from 2.0996 Ecents/Kwh in fiscal 2010. With the exception of a brief decline in the third quarter of fiscal 2011, the price of gas sold under the OEG Agreement has increased each quarter since the first quarter of fiscal 2010.

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
----------------------------------------------------------------------------
Fiscal Quarter     2011 Gas Prices     2010 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.5404              1.9151                +32.65%
Second                2.6826              2.0857                +28.62%
Third                 2.5379              2.1186                +19.79%
Fourth                2.7998              2.3395                +19.68%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.6386              2.0996                +25.67%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $10.24/Mcf, a 29.95% increase over fiscal 2010's average price of $7.88/Mcf. For fiscal 2011, total royalties paid under the OEG Agreement were transferred at an average Euro/dollar exchange rate of $1.3894, an increase of 3.08% from the average Euro/dollar exchange rate of $1.3479 for fiscal 2010.

            Average Euro Exchange Rate under the OEG Agreement
----------------------------------------------------------------------------
                     2011 Average        2010 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.3436              1.4405               - 6.73%
Second                 1.3989              1.3403               + 4.37%
Third                  1.4148              1.2596               +12.32%
Fourth                 1.3929              1.3305               + 4.69%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.3894              1.3479               + 3.08%

          Reflecting both the increase in funds available for short-term investment and the shift to a money market account from T-bills and CD's, interest income for fiscal 2011 increased to $26,233 from $7,359 for fiscal 2010. Trust expenses increased 4.98% to $978,849 in fiscal 2011 from $932,425 in fiscal 2010, primarily due to higher Trustees' fees, which are determined according to the provisions of the Trust Agreement.


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

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2010 Gas Sales       2009 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 11.861               13.699              -13.42%
Second                11.331               12.839              -11.75%
Third                 11.770               12.290              - 4.23%
Fourth                 8.599               11.938              -27.97%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     43.561 Bcf           50.766 Bcf          -14.19%

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

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2010, gas sales from western Oldenburg accounted for only 38.24% of all gas sales. However, western Oldenburg gas royalties provided approximately 82.54% or $15,703,321 out of a total of $19,023,814 in overall Oldenburg gas royalties.
                                 - 25-

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

                During 2011 only one well completed drilling. Brettdorf Z-2b is a horizontal deviation from an existing Zechstein (sour gas) well in eastern Oldenburg. Brettdorf Z-2b is intended to reopen the Brettdorf field, which has been closed since 2004. Drilling was completed on July 30, 2011 and completion of the surface installation and pipeline connection is scheduled for December 2011. Goldenstedt Z-21, another Zechstein well in eastern Oldenburg, is scheduled to begin drilling in December 2011. The first portion of the drilling for Visbek Z-8a, a western well, has been completed. When the specialized drilling unit (coiled tubing) arrives, the reservoir section of the well will be drilled.

                Not including the wells already in progress, an additional six wells are planned for the 2012-13 period. No drilling start dates have been announced as yet. Oythe Z-4 was postponed from 2011 but is the seventh well intended to explore the sweet gas Carboniferous zone in eastern Oldenburg in 2012. Goldenstedt Z-24 is the eighth well intended to explore the sweet gas Carboniferous zone in eastern Oldenburg in 2012. Depending upon the outcome of this well, two further Carboniferous wells, Goldenstedt Z-26 and Goldenstedt Z-27, may be drilled in the future. Three Zechstein wells, one in western Oldenburg and two in eastern Oldenburg, are scheduled to begin drilling in 2012. The western well, Visbek Z-16a, is a so-called infill well. Infill wells are drilled within existing fields with the intention of improving the gas recovery factor and increasing the productive capacity of the field. The eastern wells are Goldenstedt Z-15a and Goldenstedt Z-25. Goldenstedt Z-15a is a horizontal deviation off an existing well. Kneheim Z-5a, a western Zechstein well, is scheduled to start drilling in 2013.


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


Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2011 other than the distribution announced on October 28, 2011 and payable to unit owners on November 30, 2011, as reflected in the statement of assets, liabilities and trust corpus.


                             Payments Due by Period
                             ----------------------

                                   Less than       1-3       3-5     More than
                      Total         1 Year        Years     Years     5 Years
                  -------------  -------------   -------   -------   ---------
Distributions
payable to
unit owners        $5,881,977     $5,881,977       $0        $0         $0



                   -----------------------------------


          This Report on Form 10-K may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future expectations and events or conditions concerning the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

          - risks and uncertainties concerning levels of gas production and gas sale prices, general economic conditions and currency exchange rates;
          - the ability or willingness of the operating companies to perform under their contractual obligations with the Trust;
          - ongoing litigation and other potential disputes with the operating companies and the resolution thereof; and
          -  the risk factors set forth above under Item 1A of this Report.

          All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and are generally beyond the control of the Trust. New factors emerge from time to time and it is not possible for the Trust to predict all such factors or to assess the impact of each such factor on the Trust. Any forward-looking statement speaks only as of the date on which such statement is made, and the Trust does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.



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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2011 and 2010                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Fiscal Years Ended October 31, 2011,
    2010 and 2009                                                 F-3

  Statements of Undistributed Earnings for the Fiscal
    Years Ended October 31, 2011, 2010 and 2009                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Fiscal Years Ended October 31, 2011, 2010 and 2009        F-5

  Notes to Financial Statements                                F-6 - F-9

           Report of Independent Registered Public Accounting Firm


The Board of Trustees and Unit Owners of
North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2011 and 2010, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2011. The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2011 and 2010, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the years in the three-year period ended October 31, 2011, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 30, 2011 expressed an unqualified opinion.




WeiserMazars LLP
New York, NY
December 30, 2011









                                   F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2011 AND 2010
                       -------------------------

                ASSETS                         2011          2010
                ------                     ------------   ------------

Current Assets --
  Cash and cash equivalents                 $5,971,866     $5,211,965

Producing gas and oil royalty
  rights, net of amortization
  (Note 1 and 2)                                     1              1
                                           ------------   ------------
Total Assets                                $5,971,867     $5,211,966
                                           ============   ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Distributions to be paid
  to unit owners, paid
  November 2011 and 2010                    $5,881,977     $5,146,731


Trust corpus (Notes 1 and 2)                         1              1

Undistributed earnings                          89,889         65,234
                                           ------------   ------------
Total Liabilities and Trust Corpus          $5,971,867     $5,211,966
                                           ============   ============

















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-2


                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2011, 2010 AND 2009
        ----------------------------------------------------------


                                 2011           2010           2009
                             ------------   ------------   ------------
German gas, sulfur and
  oil royalties received     $25,148,523    $19,645,331    $28,724,078

Interest income                   26,233          7,359         11,471
                             ------------   ------------   ------------

Trust Income             25,174,756     19,652,690     28,735,549
                             ------------   ------------   ------------


Non-related party expenses   (   872,233)   (   810,681)   (   909,660)

Related party expenses       (   106,616)   (   121,744)   (   126,661)
                             ------------   ------------   ------------

Trust expenses               (   978,849)   (   932,425)   ( 1,036,321)
                             ------------   ------------   ------------

Net income                   $24,195,907    $18,720,265    $27,699,228
                             ============   ============   ============


Net income per unit              $2.63          $2.04          $3.01
                                =======        =======        =======

Distributions per unit paid
  or to be paid to
  unit owners                    $2.63          $2.04          $3.01
                                =======        =======        =======















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-3

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2011, 2010 AND 2009
        ----------------------------------------------------------


                                  2011          2010           2009
                             ------------   ------------   ------------

Balance, beginning of year    $    65,234   $    93,773    $    58,221

Net income                     24,195,907    18,720,265     27,699,228
                              -----------   ------------   ------------
                               24,261,141    18,814,038     27,757,449

Less:


Current year distributions
  paid or to be paid
  to unit owners               24,171,252    18,748,804     27,663,676
                              -----------   -----------    ------------


Balance, end of year          $    89,889   $    65,234    $    93,773
                             ============   ============   ============

























                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2011, 2010 AND 2009
        ----------------------------------------------------------


                                    2011          2010          2009
                               ------------   ------------   ------------
Sources of cash and
  cash equivalents:

  German gas, sulfur and
    oil royalties received      $25,148,523    $19,645,331    $28,724,078


  Interest income                    26,233          7,359         11,471
                                ------------   ------------   ------------
                                 25,174,756     19,652,690     28,735,549
                                ------------   ------------   ------------

Uses of cash and
  cash equivalents:

  Payment of Trust expenses         978,849        932,425      1,036,321


  Distributions paid             23,436,006     17,094,497     33,637,560
                                ------------   ------------   ------------
                                 24,414,855     18,026,922     34,673,881
                                ------------   ------------   ------------

Net increase (decrease)
  in cash and cash
  equivalents during the year       759,901      1,625,768     (5,938,332)

Cash and cash equivalents,
  beginning of year               5,211,965      3,586,197      9,524,529
                                ------------   ------------   ------------
Cash and cash equivalents,
  end of year                   $ 5,971,866    $ 5,211,965    $ 3,586,197
                                ============   ============   ============











                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2011, 2010 AND 2009
                    -------------------------------


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


      Federal and state income taxes -
      --------------------------------

      The Trust, as a grantor trust, is exempt from federal income taxes under a private letter ruling issued by the Internal Revenue Service. The Trust has no state income tax obligations.





                                  F-6

      Cash and cash equivalents -
      ---------------------------

      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of approximately three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2011, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $5,359,000. In addition, approximately $6,912 was held in the Trust's German account at October 31, 2011.

      Net income per unit -
      ---------------------

      Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2011, 2010 and 2009, there were 9,190,590 units of beneficial interest outstanding.

      New accounting pronouncements -
      -------------------------------

      The Trust is not aware of any recently issued, but not yet effective, accounting standards that would be expected to have a significant impact on the Trust's financial position or results of operations.

      Reclassifications -
      -------------------

      Certain amounts in the financial statements of prior periods have been reclassified to conform with the current period presentation for comparative purposes.


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

(3) Related Party Transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $29,039, $24,067 and $27,470 in fiscal 2011, 2010 and 2009, respectively.

                                    F-7

    Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. Mr. Kobrin is no longer a partner with Cahill Gordon & Reindel LLP. For legal services, the Trust paid Cahill Gordon & Reindel LLP $77,577, $97,677 and $94,191 in fiscal 2011, 2010 and 2009, respectively.

   As of November 1, 2006, John H. Van Kirk, the former Managing Trustee of the Trust and the father of John R. Van Kirk, was named to the position of
Founding Trustee Emeritus.   For his service in such capacity, he earned
$5,000 in fiscal 2009. John H. Van Kirk, who served as President of North European Oil Corporation and North European Oil Company from 1954-1975 and as Managing Trustee of the Trust from 1975-2006, passed away on February 25, 2009.

(4) Employee Benefit Plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2011, 2010 and 2009 calendar years.

(5) Subsequent Events:
    ------------------

    Based upon advice of its German counsel, the Trust, along with the parallel royalty holder with a similar royalty agreement, asserted a claim for royalties on the amounts received from the sale by BEB Erdgas und Erdol GmbH of its North German gas distribution and transmission pipeline system. Efforts to resolve the claim were not successful. The parallel royalty holder filed an action in the District Court of Hannover, Germany, Civil Chamber against Oldenburgische Erdolgesellschaft GmbH, an affiliate of BEB. Subsequently, German counsel advised the Trustees that on December 31, 2011 the prescription, or statute of limitations, period for a claim would expire. In the face of that pending expiration, and after unsuccessfully seeking a waiver of the statute of limitations, the Trustees, on December 16, 2011, filed an application to join as a party plaintiff to the complaint previously filed by the parallel royalty holder. In joining the existing action, the Trust seeks a royalty on sales proceeds in the amount of Euros 5.66 million. Based on the advice of German counsel, the Trust believes it will be permitted to join as a party to the existing action and that there are reasonable grounds to support the claim. However, there can be no assurance that the joinder will be permitted or that any recovery will be obtained.













                                   F-8

(6) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2011 and 2010.


                              Fiscal 2011 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received      $5,396,283  $6,965,508  $6,744,676  $6,042,056   $25,148,523

Net income      $5,084,139  $6,678,994  $6,566,627  $5,866,147   $24,195,907

Net income
  per unit         $0.55       $0.73       $0.71       $0.64         $2.63

Distributions
  paid or
  to be paid    $5,054,825  $6,709,131  $6,525,319  $5,881,977   $24,171,252

Distributions
  per unit paid or
  to be paid to
  unit owners      $0.55       $0.73       $0.71       $0.64         $2.63



                              Fiscal 2010 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $4,894,409  $4,926,049  $4,482,847  $5,342,026   $19,645,331

Net income      $4,616,291  $4,618,701  $4,316,443  $5,168,830   $18,720,265

Net income
  per unit         $0.50       $0.50       $0.47       $0.56         $2.04

Distributions
  paid or
  to be paid    $4,595,295  $4,687,201  $4,319,577  $5,146,731   $18,748,804

Distributions
  per unit paid or
  to be paid to
  unit owners      $0.50       $0.51       $0.47       $0.56         $2.04








                                   F-9

Item 9.   Changes in and Disagreements with Accountants
          ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2011. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2011.



Internal Control over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2011. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2011 has been audited by WeiserMazars LLP, the Trust's independent auditor, as stated in their report which follows.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm on
               Internal Control over Financial Reporting

To the Trustees and Unit Owners
of North European Oil Royalty Trust


We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of October 31, 2011, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for the year ended October 31, 2011 and our report dated December 30, 2011 expressed an unqualified opinion thereon.



WeiserMazars LLP
New York, NY
December 30, 2011



          Part C.   Changes in Internal Control over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

          Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 14, 2012, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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


Item 11. Executive Compensation.
         ----------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 14, 2012, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 14, 2012, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions, and Director
         ------------------------------------------------------------
         Independence.
         ------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 14, 2012, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 14, 2012, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.



                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Fiscal Years
               Ended October 31, 2011, 2010 and 2009

               Report of Independent Registered Public Accounting Firm

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2011 and 2010

               Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2011, 2010 and 2009

               Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2011, 2010 and 2009

               Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2011, 2010 and 2009

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 30, 2011                By:  /s/ John R. Van Kirk
                                             -------------------------
                                                 John R. Van Kirk,
                                                 Managing Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 30, 2011             /s/ Robert P. Adelman
                                     --------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 30, 2011             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 30, 2011             /s/ Lawrence A. Kobrin
                                     --------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 30, 2011             /s/ Willard B. Taylor
                                     --------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 30, 2011             /s/ Rosalie J. Wolf
                                     --------------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 30, 2011             /s/ John R. Van Kirk
                                     --------------------------------
                                         John R. Van Kirk, Managing Director

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

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            46
          Financial Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  48
          Chief Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  Calculation of Cost Depletion Percentage                      49
         for the 2011 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2011 prepared by Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).