Form 10-Q
period 2012-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2012-02-29
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2012    or
                                ------------------

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


Class                                     Outstanding at January 31, 2012
----------------------------              -------------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JANUARY 31, 2012 AND OCTOBER 31, 2011
                     -------------------------------------
                                (Unaudited)
                                -----------

                                                2012                2011
                                         -----------------   ----------------

              ASSETS

Current assets - - Cash and
     cash equivalents                       $ 6,169,153          $ 5,971,866


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 6,169,154          $ 5,971,867
                                            ============         ============


    LIABILITIES AND TRUST CORPUS

Current liabilities - - Distributions
     to be paid to unit owners, paid
     February 2012 and November 2011        $ 6,065,789          $ 5,881,977

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          103,364               89,889
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 6,169,154          $ 5,971,867
                                            ============         ============
















                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
             ----------------------------------------------------
                                (Unaudited)
                                -----------

                                                2012                2011
                                         -----------------   ----------------

German gas, sulfur and oil
     royalties received                     $ 6,538,261          $ 5,396,283

Interest income                                  10,124                2,383
                                            ------------         ------------

Trust Income                                $ 6,548,385          $ 5,398,666
                                            ------------         ------------


Non-related party expenses                      417,518              270,186

Related party expenses (Note 3)                  51,603               44,341
                                            ------------         ------------

Trust Expenses                                 (469,121)            (314,527)
                                            ------------         ------------

Net Income                                  $ 6,079,264          $ 5,084,139
                                            ============         ============

Net income per unit                            $ .66                $ .55
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .66                $ .55
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2012                2011
                                         -----------------   ----------------


Balance, beginning of period                $    89,889          $    65,234

Net income                                    6,079,264            5,084,139
                                            ------------         ------------
                                              6,169,153            5,149,373

Less:

Current year distributions paid
     or to be paid to unit owners             6,065,789            5,054,825
                                            ------------         ------------
Balance, end of period                      $   103,364          $    94,548
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2012                2011
                                          -----------------   ---------------

Sources of cash and cash equivalents:
------------------------------------

German gas, sulfur and oil royalties         $ 6,538,261         $ 5,396,283

Interest income                                   10,124               2,383
                                             ------------        ------------
                                               6,548,385           5,398,666
                                             ------------        ------------
Uses of cash and cash equivalents:
---------------------------------

Payment of Trust expenses                        469,121             314,527

Distributions paid                             5,881,977           5,146,731
                                             ------------        ------------
                                               6,351,098           5,461,258
                                             ------------        ------------
Net increase (decrease) in cash and
     cash equivalents during the period          197,287             (62,592)

Cash and cash equivalents,
     beginning of period                       5,971,866           5,211,965
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 6,169,153         $ 5,149,373
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

     The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2011 (the "2011 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2011 Form 10-K.


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

     Cash and cash equivalents -
     ---------------------------
     Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2012, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $5,119,333. In addition, approximately $6,392 was held in the Trust's German account at January 31, 2012.

     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2012 and 2011, there were 9,190,590 units of beneficial interest outstanding.

     New Accounting Pronouncements -
     -----------------------------
     The Trust is not aware of any recently issued, but not yet effective, accounting standards that would be expected to have a significant impact on the Trust's financial position or results of operations.

     Reclassifications -
     -----------------
     Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period presentation for comparative purposes.


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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $8,773 and $6,454 in the first quarter of fiscal 2012 and 2011, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2012 and 2011, the Trust paid Cahill Gordon & Reindel LLP $42,830 and $37,887 for legal services, respectively.


(4)  Employee benefit plan:
     ----------------------

     The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2011 and 2012 calendar years.

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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provides approximately 92% of the total royalties. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

          Effective with the Trust's third quarter of fiscal 2010, a new royalty payment schedule was fully implemented. At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount forms the basis for royalty payments for the Trust's upcoming fiscal quarter and for any adjustment for the prior calendar quarter. For example, on January 25th the operating companies calculate gas sales and attributable royalties payable for the months of October through December. This amount is divided into thirds and forms the monthly royalty payments

(payable on the 15th of each month) to the Trust for its fiscal quarter running from February through April. Continuing in this example, at the same time that the operating companies determine the actual amount of royalties that were payable for months of October through December, they look at the actual amount of royalties that were paid to the Trust during that same period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately in January and any overpayment would be deducted from the February payment. The operating companies continue their calculations through the calendar year. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year. The Trust's German accountants review the royalty calculations on a biennial basis and are currently conducting their examination for the 2009-2010 period.

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. In recent years sweet gas has assumed the role of swing producer. During periods of high demand, the production of sweet gas is increased as necessary. During the summer months sweet gas production is reduced due to a general decline in demand. Sour gas, in comparison, must be processed at either the Grossenkneten or the Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower.

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 98% of all the royalties under this agreement. Historically, as compared to the OEG Agreement described below, the Trust has received significantly greater royalty payments under the Mobil Agreement due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first quarters of fiscal 2012 and 2011, the Trust received $238,055 and $0, respectively, in sulfur royalties under this agreement.

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

          In 2008, NV Nederlandse Gasunie (the state owned Dutch gas distribution company) completed the purchase BEB's North German gas distribution and transmission network. As part of its normal biennial examination of the operating companies, the Trust's German accountants, on behalf of the Trust, completed their examination of the royalty payments for 2007-08. While the pipeline sale occurred in the latter half of 2008, the accountants confirmed that transportation costs continued in accordance with the authorized indexed flat rate throughout this period and that the method of royalty calculation has not been affected. The Trust has not received any indications that this pipeline sale would affect the method of royalty calculations.

          However, based on advice of its German counsel, and in order to resolve a dispute with EMPG over the right of the Trust to receive royalties on amounts received by BEB on the sale of the transmission pipeline system, the Trust, along with the parallel royalty holder with a similar royalty agreement, asserted a claim for royalties on the amounts received from such sale. Efforts to resolve the claim were not successful. The parallel royalty holder filed an action in the District Court of Hannover, Germany, Civil Chamber against OEG, an affiliate of BEB. Subsequently, German counsel advised the Trustees that on December 31, 2011 the prescription, or statute of limitations, period for a claim would expire. In face of that pending expiration, and after unsuccessfully seeking a waiver of the statute of limitations, the Trustees, on December 16, 2011, filed an application to join as a party plaintiff to the complaint previously filed by the parallel royalty holder. This joinder application was received by the court on December 19, 2011 and is pending at law as of that date. On January 13, 2012, OEG filed a response to the complaint originally filed by the parallel royalty holder. The Trust and parallel royalty holder's response is required to be filed by February 29, 2012, and a hearing is scheduled for March 14, 2012. In joining the existing action, the Trust seeks a royalty on sales proceeds in the amount of Euros 5.66 million. There can be no assurance that any recovery will be obtained.

          Intermittently, the Trust receives small amounts of royalties from a private lease area, Grosses Meer, outside the Oldenburg concession. In the first quarters of fiscal 2012 and 2011, the Trust received $1,850 and $0, respectively.

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

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars. The long-term impact relates to the mechanism of gas pricing contained in the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light heating oil more expensive. A stronger Euro would buy more oil making that oil and the subsequently refined light heating oil less expensive. Because changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the prices of gas higher or lower. The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts.

          Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are generally not material to the regular annual income received under the Trust's royalty rights.

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

          The low level of administrative expenses of the Trust limits the effect of inflation on costs. Sustained price inflation would be reflected in sales prices, which, together with sales volumes, form the basis on which the royalties paid to the Trust are computed. The impact of inflation or deflation on energy prices in Germany is delayed by the use, in certain long-term gas sales contracts, of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.


Results: First Quarter Fiscal 2012 Versus First Quarter Fiscal 2011
-------------------------------------------------------------------

          For the first quarter of fiscal 2012, the Trust's net income was $6,079,264, an increase of 19.57% from the net income of $5,084,139 for the first quarter of fiscal 2011. Gross royalties received for the first quarter of fiscal 2012 were $6,538,261, an increase of 21.16% as compared to $5,396,283 for the first quarter of fiscal 2011. Royalties received during the first quarter of fiscal 2012 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2011. A distribution of $0.66 per unit was paid on February 29, 2012 to owners of record as of February 17, 2012.

                              1st Fiscal Qtr.    1st Fiscal Qtr.   Percentage
                              Ended 1/31/2012    Ended 1/31/2011     Change
--------------------------    ---------------    ---------------   ----------
German Royalties Received       $6,538,261         $5,396,283       + 21.16%
Net Income                      $6,079,264         $5,084,139       + 19.57%
Distributions per Unit            $0.66              $0.55          + 20.00%
-----------------------------------------------------------------------------

          The increase in net income for the first quarter of fiscal 2012 in comparison to the first quarter of fiscal 2011 did not result from the typical factors determining royalty income. The difference in net income between the first quarters of fiscal 2011 and 2012 primarily resulted from a negative adjustment that reduced royalty income in the first quarter of fiscal 2011 by the equivalent of $861,629 and the receipt of $238,055 of western sulfur royalty income in first quarter of fiscal 2012. The typical key drivers (as shown in the table below) of gas sales, gas prices and the average exchange rates had little impact on the change in net income, as higher gas prices were almost completely offset by lower gas sales and lower average exchange rates.


                          1st Fiscal Qtr.      1st Fiscal Qtr.     Percentage
Mobil Agreement           Ended 1/31/2012      Ended 1/31/2011       Change
---------------           ---------------      ---------------     ----------
Gas Sales (Bcf)(1)             9.749               11.707           - 16.73%
Gas Prices (Ecents/Kwh)(2)    2.8563               2.3753           + 20.25%
Gas Prices ($/Mcf)(3)         $10.67               $ 9.16           + 16.48%
Average Exchange Rate(4)      1.3017               1.3431           - 3.08%
-----------------------------------------------------------------------------
OEG Agreement
-------------              --------------       --------------     ----------
Gas Sales (Bcf)               28.187               30.213           -  6.71%
Gas Prices (Ecents/Kwh)       2.9205               2.5404           + 14.96%
Gas Prices ($/Mcf)            $10.63               $ 9.55           + 11.31%
Average Exchange Rate         1.3028               1.3436           - 3.04%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Euro cents per Kilowatt hour
(3) Dollars per thousand cubic feet
(4) Based on average exchanges rates of cumulative royalty transfers


          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 34.59% of all gas sales. However, royalties on these gas sales provided approximately 79.89% or $4,800,208 out of a total of $6,008,798 in Oldenburg royalties attributable to gas.

          Trust interest income received in the first quarter of fiscal 2012 was $10,124, an increase from interest income of $2,383 received in the first quarter of fiscal 2011. Trust expenses for the first quarter of fiscal 2012 increased 49.15% or $154,594 to $469,121 in comparison to $314,527 in the first quarter of fiscal 2011. The increase in costs reflects expenses associated with legal costs related to the Trust's litigation with OEG in Germany, the biennial examination of the operating companies in Germany, and timing differences in NYSE fee and mailing costs associated with the annual meeting.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2012, compared to that at fiscal year-end (October 31, 2011), shows an increase in assets due to the higher royalty receipts during the first quarter of fiscal 2012.



                   -----------------------------------



          This report on Form 10-Q may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future expectations and events or conditions concerning the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

          1. risks and uncertainties concerning levels of gas production and gas sale prices, general economic conditions and currency exchange rates;

          2. the ability or willingness of the operating companies to perform under their contractual obligations with the Trust;

          3. ongoing litigation and other potential disputes with the operating companies and the resolution thereof; and

          4. the risk factors set forth under Item 1A of the Trust's Annual Report on Form 10-K for the year ended October 31, 2011.


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

Item 1.   Legal Proceedings.
          -----------------

          Except as set forth below, the Trust is not a party to any material pending legal proceedings.

          The Trust, in conjunction with a parallel royalty holder, periodically engages German accountants to review the methods of calculation of royalties used by EMPG and its affiliates. The accountants' report covering the years 2007-2008 noted that in 2008, NV Nederlandse Gasunie (the state owned Dutch gas distribution company) completed its purchase of the interest held by BEB, an affiliate of EMPG, in the North German gas distribution and transmission pipeline system. Based upon advice of its German counsel, the Trust, along with the parallel royalty holder with a similar royalty agreement, asserted a claim for royalties on the amounts received from such sale. Efforts to resolve the claim were not successful. The parallel royalty holder filed an action in the District Court of Hannover, Germany, Civil Chamber against OEG, an affiliate of BEB. Subsequently, German counsel advised the Trustees that on December 31, 2011 the prescription, or statute of limitations, period for a claim would expire. In face of that pending expiration, and after unsuccessfully seeking a waiver of the statute of limitations, the Trustees, on December 16, 2011, filed an application to join as a party plaintiff to the complaint previously filed by the parallel royalty holder. This joinder application was received by the court on December 19, 2011 and is pending at law as of that date. On January 13, 2012, OEG filed a response to the complaint originally filed by the parallel royalty holder. The Trust and parallel royalty holder's response is required to be filed by February 29, 2012, and a hearing is scheduled for March 14, 2012. In joining the existing action, the Trust seeks a royalty on sales proceeds in the amount of Euros 5.66 million. There can be no assurance that any recovery will be obtained.


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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2012. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2012.

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.



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

Dated: February 29, 2012