Form 10-Q
period 2012-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2012-05-30
CIK 72633

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2012    or
                                ----------------

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


Class                                     Outstanding at April 30, 2012
----------------------------              -----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     APRIL 30, 2012 AND OCTOBER 31, 2011
                     -----------------------------------
                                (Unaudited)
                                -----------

                                                2012                2011
                                         -----------------   ----------------

              ASSETS
             --------

Current assets - - Cash and
     cash equivalents                       $ 6,365,478          $ 5,971,866


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 6,365,479          $ 5,971,867
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current liabilities - - Distributions
     to be paid to unit owners, paid
     May 2012 and November 2011             $ 6,249,601          $ 5,881,977

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          115,877               89,889
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 6,365,479          $ 5,971,867
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011
             --------------------------------------------------
                               (Unaudited)
                               -----------

                                                2012                2011
                                         -----------------   ----------------

German gas, sulfur and oil
     royalties received                     $ 6,441,635          $ 6,965,508

Interest income                                  11,433                1,301
                                            ------------         ------------

Trust Income                                $ 6,453,068          $ 6,966,809
                                            ------------         ------------


Non-related party expenses                      170,754              267,708

Related party expenses (Note 3)                  20,200               20,107
                                            ------------         ------------

Trust Expenses                                 (190,954)            (287,815)
                                            ------------         ------------

Net Income                                  $ 6,262,114          $ 6,678,994
                                            ============         ============

Net income per unit                            $ .68                $ .73
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .68                $ .73
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2012                2011
                                         -----------------   ----------------

German gas, sulfur and oil
     royalties received                     $12,979,896          $12,361,791

Interest income                                  21,557                3,684
                                            ------------         ------------

Trust Income                                $13,001,453          $12,365,475
------------                                ------------         ------------


Non-related party expenses                      588,272              537,894

Related party expenses (Note 3)                  71,803               64,448
                                            ------------         ------------

Trust Expenses                                 (660,075)            (602,342)
--------------                              ------------         ------------


Net Income                                  $12,341,378          $11,763,133
----------                                  ============         ============


Net income per unit                            $1.34                $1.28
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $1.34                $1.28
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2012                2011
                                         -----------------   ----------------


Balance, beginning of period                $    89,889          $    65,234

Net income                                   12,341,378           11,763,133
                                            ------------         ------------


                                             12,431,267           11,828,367

Less:

Current year distributions paid
     or to be paid to unit owners            12,315,390           11,763,955
                                            ------------         ------------
Balance, end of period                      $   115,877          $    64,412
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2012                2011
                                          -----------------   ---------------

Sources of cash and cash equivalents:
------------------------------------

German gas, sulfur and oil royalties         $12,979,896         $12,361,791

Interest income                                   21,557               3,684
                                             ------------        ------------
                                              13,001,453          12,365,475
                                             ------------        ------------
Uses of cash and cash equivalents:
---------------------------------

Payment of Trust expenses                        660,075             602,342

Distributions paid                            11,947,766          10,201,555
                                             ------------        ------------
                                              12,607,841          10,803,897
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period          393,612           1,561,578

Cash and cash equivalents,
     beginning of period                       5,971,866           5,211,965
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 6,365,478         $ 6,773,543
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

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                               -----------

(1)  Summary of significant accounting policies:
     -------------------------------------------

     Basis of accounting -
     ---------------------
     The accompanying financial statements of North European Oil Royalty Trust (the "Trust") are prepared in accordance with the rules and regulations of the SEC. Financial statement balances and financial results are presented on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). In the opinion of management, all adjustments that are considered necessary for a fair presentation of these financial statements, including adjustments of a normal, recurring nature, have been included.

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

     Cash and cash equivalents -
     ---------------------------
     Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2012, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $5,865,000. In addition, approximately $6,541 was held in the Trust's German account at April 30, 2012.

     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2012 and 2011, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $3,476 and $3,800 in the second quarter of fiscal 2012 and 2011, respectively. For such office space and office services, the Trust reimbursed the Managing Director $12,249 and $10,254 in the first six months of fiscal 2012 and 2011, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the second quarter of fiscal 2012 and 2011, the Trust paid Cahill Gordon & Reindel LLP $16,724 and $16,307 for legal services, respectively. For the first six months of fiscal 2012 and 2011, the Trust paid Cahill Gordon & Reindel LLP $59,554 and $54,194 for legal services, respectively.



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


(5)  Subsequent Events:
     ------------------

     With regard to the litigation described in the Notes to the Financial Statements included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2011, the Trust was notified on May 9, 2012 that the District Court in Hannover had dismissed the Trust's claims. The Trust reviewed the court's judgment and, after consultation with its advisors, has determined that it will not proceed with the litigation. The Trust anticipates that, based on the German Statutory Fee Table, it will be required to pay opposing counsel approximately Euros 44,000.

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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the total royalties. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

          Effective with the Trust's third quarter of fiscal 2010, a new royalty payment schedule was fully implemented. At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount forms the basis for royalty payments for the Trust's upcoming fiscal quarter and for any adjustment for the prior calendar quarter. For example, on January 25th the operating companies calculate gas sales and attributable royalties payable for the months of October through December. This amount is divided into thirds and forms the monthly royalty payments

(payable on the 15th of each month) to the Trust for its fiscal quarter running from February through April. Continuing in this example, at the same time that the operating companies determine the actual amount of royalties that were payable for the months of October through December, they look at the actual amount of royalties that were paid to the Trust during the months of November through January and calculate the difference between what was payable and what was paid. Additional amounts payable by the operating companies would be paid immediately in January and any overpayment would be deducted from the February payment. The operating companies continue their calculations through the calendar year. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year. The Trust's German accountants review the royalty calculations on a biennial basis and are currently conducting their examination for the 2009-2010 period.

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. In recent years sweet gas has assumed the role of swing producer. During periods of high demand, the production of sweet gas is increased as necessary. During the summer months sweet gas production is reduced due to a general decline in demand. Sour gas, in comparison, must be processed at either the Grossenkneten or the Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower. If the operator is consistent with past practice, overall production during this maintenance period would be reduced by approximately one-third as the three units in the desulfurization plant would each be shut down in sequence for approximately two weeks.

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 99% of all the royalties under this agreement. Historically, as compared to the OEG Agreement described below, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2012 and 2011, the Trust received $425,001 and $318,061, respectively, in sulfur royalties under the Mobil Agreement.

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

          However, based on advice of its German counsel, and in order to resolve a dispute with EMPG over the right of the Trust to receive royalties on amounts received by BEB on the sale of the transmission pipeline system, the Trust, along with the parallel royalty holder with a similar royalty agreement, asserted a claim for royalties on the amounts received from such sale. Efforts to resolve the claim were not successful. The parallel royalty holder filed an action in the District Court of Hannover, Germany, Civil Chamber against OEG, an affiliate of BEB. Subsequently, German counsel advised the Trustees that on December 31, 2011 the prescription, or statute of limitations, period for a claim would expire. Faced with this pending expiration, and after unsuccessfully seeking a waiver of the statute of limitations, the Trustees, on December 16, 2011, filed an application to join as a party plaintiff to the complaint previously filed by the parallel royalty holder. This joinder application was received by the court on December 19, 2011 and is pending at law as of that date. On January 13, 2012, OEG filed a response to the complaint originally filed by the parallel royalty holder. The Trust and parallel royalty holder's response was filed and a hearing took place on March 14, 2012. In the original proceeding, the Trust sought a royalty on sales proceeds in the amount of Euros 5.66 million. On May 9, 2012, the Trust was notified that the District Court in Hannover had dismissed the Trust's claims. The Trust reviewed the court's judgment and, after consultation with its advisors, has determined that it will not proceed with the litigation. The Trust anticipates that, based on the German Statutory Fee Table, it will be required to pay opposing counsel approximately Euros 44,000.


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

          The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets. This information provides a context in which to evaluate the actions of EMPG. In his position as consultant, he receives reports from the operating companies with respect to current and planned drilling and exploration efforts. However, the unified exploration and production venture, EMPG, which provides the reports to the Trust's consultant, continues to limit the information flow to that which is required by German law.

          The low level of administrative expenses of the Trust limits the effect of inflation on its financial prospects. Sustained price inflation, which would be reflected in sales prices, along with sales volumes, form the basis on which the royalties paid to the Trust are computed.
The impact of inflation or deflation on energy prices in Germany is delayed by the use, in certain long-term gas sales contracts, of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.

Results:  Second Quarter Fiscal 2012 Versus Second Quarter Fiscal 2011
          ------------------------------------------------------------

          For the second quarter of fiscal 2012, the Trust's net income was $6,262,114, a decrease of 6.24% from the net income of $6,678,994 for the second quarter of fiscal 2011. Total royalties received during the second quarter of fiscal 2012 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2012. These royalties were derived primarily from sale of gas from the Trust's overriding royalty areas in Germany. A distribution of 68 cents per unit was paid on May 30, 2012 to owners of record as of May 11, 2012.

          Gas royalty income under both the Mobil and the OEG Agreements in the second quarter of 2012 was lower in comparison to income received during the second quarter of 2011 due to the combination of lower gas sales and
lower average exchange rates in the second quarter of 2012.   The decrease
in total royalty income for the second quarter of fiscal 2012 in comparison to the second quarter of fiscal 2011 did not result solely from the previously mentioned factors, but also because of the impact of the receipt in the second quarter of fiscal 2011 of two prior year adjustments and two prior quarter sulfur payments totaling approximately $243,000. Additionally, two positive adjusting payments were received during April 2011 which brought the total amount of royalties received during the second quarter of fiscal 2011 to a level supported by the then current gas sales, gas prices and exchange rates.

                              2nd Fiscal Qtr.    2nd Fiscal Qtr.   Percentage
                              Ended 4/30/2012    Ended 4/30/2011     Change
-----------------------------------------------------------------------------
Total Royalties Received        $6,441,635         $6,965,508       -  7.52%
Net Income                      $6,262,114         $6,678,994       -  6.24%
Distributions per Unit            $0.68              $0.73          -  6.85%
-----------------------------------------------------------------------------

          The amount of gas royalties payable to the Trust is based on four primary factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas sales are measured in billion cubic feet ("Bcf"). Gas prices are reported in Euro cents per Kilowatt hour ("Ecents/Kwh") and dollars per thousand cubic feet ("$/Mcf"). Average exchanges rates are based on cumulative royalty transfers

                          2nd Fiscal Qtr.      2nd Fiscal Qtr.     Percentage
Mobil Agreement           Ended 4/30/2012      Ended 4/30/2011       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)                9.632               11.057           - 12.89%
Gas Prices (Ecents/Kwh)       2.8708               2.5087           + 14.43%
Gas Prices ($/Mcf)            $10.74               $10.06           +  6.76%
Average Exchange Rate         1.3024               1.3962           -  6.72%
Gas Royalties              $4,137,430           $4,447,703          -  6.98%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               26.104               30.098           - 13.27%
Gas Prices (Ecents/Kwh)       3.0872               2.6826           + 15.08%
Gas Prices ($/Mcf)            $11.24               $10.51           +  6.95%
Average Exchange Rate         1.3019               1.3989           -  6.93%
Gas Royalties              $1,806,345           $1,959,645          -  7.82%
-----------------------------------------------------------------------------

          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 36.9% of all gas sales. However, royalties on these gas sales provided approximately 80.19% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the second quarter of fiscal 2012 decreased 33.65%, or $96,861, to $190,954 from $287,815 in the second quarter of fiscal
2011.   This decline in expenses is primarily due to a difference in the timing of payments of the New York Stock Exchange annual fee and mailing costs associated with the annual meeting, as well as reduced legal expenses. Trust interest income received during the second quarter of fiscal 2012 increased to $11,434 in comparison to $1,301 received in the second quarter of fiscal 2011 due to a shift to money market deposits.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2012, compared to that at fiscal year-end (October 31, 2011), shows an increase in assets due to the higher royalty receipts during the second quarter of fiscal 2012.


Results:  First Six Months of Fiscal 2012 Versus First Six Months of
          ----------------------------------------------------------
          Fiscal 2011
          -----------

         Total royalties received during the first six months of fiscal 2012 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2011 and the first calendar quarter of 2012. These royalties were derived primarily from sale of gas from the Trust's overriding royalty areas in Germany. The increase in total royalty income resulted from a minor negative adjustment of approximately $42,000 during the first six months of fiscal 2012 in comparison to significant negative adjustments totaling approximately $981,000 during the first six months of fiscal 2011.


                                Six Months         Six Months      Percentage
                              Ended 4/30/2012    Ended 4/30/2011     Change
-----------------------------------------------------------------------------
Total Royalties Received        $12,979,896        $12,361,791      +  5.00%
Net Income                      $12,341,378        $11,763,133      +  4.92%
Distributions per Unit             $1.34              $1.28         +  4.69%
-----------------------------------------------------------------------------

          Gas royalty income under both the Mobil and the OEG Agreements in the first six months of fiscal 2012 was lower in comparison to gas royalty income received during the first six months of fiscal 2011 due to the combination of lower gas sales and lower average exchange rates in the first six months of fiscal 2012.

                             Six Months         Six Months         Percentage
Mobil Agreement           Ended 4/30/2012      Ended 4/30/2011       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               19.381               22.763           - 14.86%
Gas Prices (Ecents/Kwh)       2.8635               2.4401           + 17.35%
Gas Prices ($/Mcf)            $10.70               $ 9.60           + 11.46%
Average Exchange Rate         1.3020               1.3727           -  5.15%
Gas Royalties              $8,297,163           $8,737,116          -  5.04%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               54.291               60.310           -  9.98%
Gas Prices (Ecents/Kwh)       3.0007               2.6115           + 14.90%
Gas Prices ($/Mcf)            $10.92               $10.03           +  8.87%
Average Exchange Rate         1.3023               1.3736           -  5.19%
Gas Royalties              $3,653,970           $3,741,885          -  2.35%
-----------------------------------------------------------------------------

          For the six months just ended, gas sales from western Oldenburg accounted for only 35.70% of all gas sales. However, royalties on these gas sales provided approximately 80.04% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the first six months of fiscal 2012 increased 9.58%, or $57,733, to $660,075 from $602,342 for the first six months of fiscal 2011. This increase in expenses is primarily related to higher legal expenses related to the German litigation, final costs associated with the royalty examination and Trustees' fees calculated as specified under provisions in the Trust Agreement. Trust interest income received during the first six months of fiscal 2012 increased to $21,557 in comparison to $3,684 received in the first six months of fiscal 2011 due to a shift to money market deposits.


                Report on Drilling and Geophysical Work
                ---------------------------------------


               The Trust's German consultant, Alfred Stachel, met with representatives of EMPG to inquire about drilling begun or completed in the 2010-2011 period and planned and proposed drilling and geophysical work for 2012 and beyond, as well as other general matters. The following is a summary of Mr. Stachel's account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, EMPG is not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

               EMPG has indicated that it will be conducting scheduled maintenance work at the Grossenkneten desulfurization plant during the period from September 4 to October 11, 2012. It is expected that this will reduce sour gas processing during this period by approximately one-third while the maintenance is being conducted.

               The following is a description of wells completed during 2011. Brettorf Z-2b, a sour gas Zechstein well, was intended to re-open the Brettorf gas field, which had been shut-in since 2004. The well underwent a production test at the end of 2011, which showed an unstabilized low flow rate. It is currently shut-in awaiting further considerations on how to proceed. Visbek Z-8a, a western sour gas infill well, completed drilling in December 2011 and entered production in January 2012.

               EMPG has provided the following description of work planned for 2012. The operator is continuing to conduct interpretation of previous seismic work to evaluate drilling prospects in different fields in Oldenburg. Goldenstedt Z-21, a sour gas well, began drilling in January 2012 and reached the top of the Zechstein production zone in mid-March. Visbek Z-16a, a western sour gas well, is scheduled to begin drilling in May 2012. The well site for Goldenstedt Z-15, a sour gas well, has been prepared and it is scheduled to begin drilling in August 2012. This well is intended to serve two purposes. It will act as an infill well accessing the Zechstein formation. The well will be further designated as Goldenstedt Z-15a as it will be deepened by an additional 1,000 meters to explore the reservoir conditions in the Carboniferous sweet gas formation. Goldenstedt Z-25, a sour gas well, is scheduled to start drilling in the second half of 2012. Oythe Z-4, a sweet gas well intended to access the Carboniferous formation, is scheduled to start drilling in December 2012. This is the seventh well in EMPG's Tight Gas Program.

               Due to the late start of some of these wells, it is possible drilling will continue into 2013. The only well EMPG has currently scheduled for 2013 is Hemmelte NW T-1, a sweet gas well. Construction of the well site has been completed. This is an exploratory well intended to access the Bunter formation in western Oldenburg. Originally intended as a dual well accessing both the Bunter and Zechstein formations, the well was scaled back and a separate well may potentially be drilled in later years to explore the Zechstein formation.

               The Trust has been notified by EMPG that there are currently eight wells within EMPG's portfolio, five Zechstein and three Carboniferous, which are planned for some time after 2013. Whether these wells will be drilled is at the discretion of EMPG and will depend upon results of earlier drilling and an evaluation of economic circumstances.





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

          The Trust, in conjunction with a parallel royalty holder, periodically engages German accountants to review the methods of calculation of royalties used by EMPG and its affiliates. The accountants' report covering the years 2007-2008 noted that in 2008, NV Nederlandse Gasunie (the state owned Dutch gas distribution company) completed its purchase of the interest held by BEB, an affiliate of EMPG, in the North German gas distribution and transmission pipeline system. Based upon advice of its German counsel, the Trust, along with the parallel royalty holder with a similar royalty agreement, asserted a claim for royalties on the amounts received from such sale. Efforts to resolve the claim were not successful. The parallel royalty holder filed an action in the District Court of Hannover, Germany, Civil Chamber against OEG, an affiliate of BEB. Subsequently, German counsel advised the Trustees that on December 31, 2011 the prescription, or statute of limitations, period for a claim would expire. In face of that pending expiration, and after unsuccessfully seeking a waiver of the statute of limitations, the Trustees, on December 16, 2011, filed an application to join as a party plaintiff to the complaint previously filed by the parallel royalty holder. This joinder application was received by the court on December 19, 2011 and is pending at law as of that date. On January 13, 2012, OEG filed a response to the complaint originally filed by the parallel royalty holder. The Trust and parallel royalty holder's response was filed and a hearing took place on March 14, 2012. In the original proceeding, the Trust sought a royalty on sales proceeds in the amount of Euros 5.66 million. On May 9, 2012, the Trust was notified that the District Court in Hannover had dismissed the Trust's claims. The Trust reviewed the court's judgment and, after consultation with its advisors, has determined that it will not proceed with the litigation. The Trust anticipates that, based on the German Statutory Fee Table, it will be required to pay opposing counsel approximately
Euros 44,000.



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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2012. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2012.

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: May 30, 2012