Form 10-Q
period 2012-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2012-08-30
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2012    or
                                ---------------

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


Class                                     Outstanding at July 31, 2012
----------------------------              ----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JULY 31, 2012 AND OCTOBER 31, 2011
                     ----------------------------------
                                (Unaudited)
                                -----------

                                                2012                2011
                                         -----------------   ----------------

              ASSETS
             --------

Current assets - - Cash and
     cash equivalents                       $ 5,704,971          $ 5,971,866


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 5,704,972          $ 5,971,867
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current liabilities - - Distributions
     to be paid to unit owners, paid
     August 2012 and November 2011          $ 5,606,261          $ 5,881,977

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           98,710               89,889
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 5,704,972          $ 5,971,867
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011
             -------------------------------------------------
                               (Unaudited)
                               -----------

                                                2012                2011
                                         -----------------   ----------------

German gas, sulfur and oil
     royalties received                     $ 5,846,833          $ 6,744,676

Interest income                                  10,077               11,559
                                            ------------         ------------

Trust Income                                $ 5,856,910          $ 6,756,235
------------                                ------------         ------------


Non-related party expenses                      243,407              173,040

Related party expenses (Note 3)                  24,409               16,568
                                            ------------         ------------

Trust Expenses                                 (267,816)            (189,608)
--------------                              ------------         ------------


Net Income                                  $ 5,589,094          $ 6,566,627
----------                                  ============         ============


Net income per unit                            $ .61                $ .71
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .61                $ .71
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2012                2011
                                         -----------------   ----------------

German gas, sulfur and oil
     royalties received                     $18,826,729          $19,106,466

Interest income                                  31,634               15,243
                                            ------------         ------------

Trust Income                                $18,858,363          $19,121,709
------------                                ------------         ------------


Non-related party expenses                      831,679              710,934

Related party expenses (Note 3)                  96,212               81,016
                                            ------------         ------------

Trust Expenses                                 (927,891)            (791,950)
--------------                              ------------         ------------


Net Income                                  $17,930,472          $18,329,759
----------                                  ============         ============


Net income per unit                            $1.95                $1.99
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $1.95                $1.99
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2012                2011
                                         -----------------   ----------------


Balance, beginning of period                $    89,889          $    65,234

Net income                                   17,930,472           18,329,759
                                            ------------         ------------

                                             18,020,361           18,394,993


Less:

Current year distributions paid
     or to be paid to unit owners            17,921,651           18,289,274
                                            ------------         ------------
Balance, end of period                      $    98,710          $   105,719
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011
           ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2012                2011
                                          -----------------   ---------------

Sources of cash and cash equivalents:
------------------------------------

German gas, sulfur and oil royalties         $18,826,729         $19,106,466

Interest income                                   31,634              15,243
                                             ------------        ------------
                                              18,858,363          19,121,709
                                             ------------        ------------

Uses of cash and cash equivalents:
---------------------------------

Payment of Trust expenses                        927,891             791,950

Distributions paid                            18,197,367          16,910,686
                                             ------------        ------------
                                              19,125,258          17,702,636
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period         (266,895)          1,419,073

Cash and cash equivalents,
     beginning of period                       5,971,866           5,211,965
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 5,704,971         $ 6,631,038
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

     Cash and cash equivalents -
     ---------------------------
     Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2012, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $5,325,000. In addition, approximately $6,000 was held in the Trust's German account at July 31, 2012.

     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2012 and 2011, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,173 and $7,699 in the third quarter of fiscal 2012 and 2011, respectively. For such office space and office services, the Trust reimbursed the Managing Director $18,422 and $17,953 in the first nine months of fiscal 2012 and 2011, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2012 and 2011, the Trust paid Cahill Gordon & Reindel LLP $18,236 and $8,869 for legal services, respectively. For the first nine months of fiscal 2012 and 2011, the Trust paid Cahill Gordon & Reindel LLP $77,790 and $63,063 for legal services, respectively.



(4)  Employee benefit plan:
     ----------------------

     The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2011 and 2012 calendar years.

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

          In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of Exxon Mobil and the Royal Dutch/Shell Group of Companies, formed a company ExxonMobil Production Deutschland GmbH ("EMPG"), a unified exploration and production venture, to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94.76% of the total royalties in the quarter just ended. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

          Effective with the Trust's third quarter of fiscal 2010, a new royalty payment schedule was fully implemented. At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount forms the basis for royalty payments for the Trust's upcoming fiscal quarter and for any adjustment for the prior calendar quarter. For example, on January 25th the operating companies calculate gas sales and attributable royalties payable for the months of October through December. This amount is divided into thirds and forms the monthly royalty payments

(payable on the 15th of each month) to the Trust for its fiscal quarter running from February through April. Continuing in this example, at the same time that the operating companies determine the actual amount of royalties that were payable for the months of October through December, they look at the actual amount of royalties that were paid to the Trust during the months of November through January and calculate the difference between what was payable and what was paid. Additional amounts payable by the operating companies would be paid immediately in January and any overpayment would be deducted from the February payment. The operating companies continue their calculations through the calendar year. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year. The Trust's German accountants have completed their examination of the royalty calculations covering calendar years 2009 and 2010 and no substantive errors were discovered.


          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. In recent years sweet gas has assumed the role of swing producer. During periods of high demand, the production of sweet gas is increased as necessary. During the summer months, sweet gas production is reduced due to a general decline in demand. Sour gas, in comparison, must be processed at either the Grossenkneten or the Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower. EMPG has indicated that it will be conducting scheduled maintenance work at the Grossenkneten desulfurization plant during the period from September 4 to October 11, 2012. If the operator is consistent with past practice, overall production during this maintenance period would be reduced by approximately one-third.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2012 and 2011, the Trust received $425,001 and $318,061, respectively, in sulfur royalties under the Mobil Agreement. The Trust was entitled to receive a sulfur royalty payment during the quarter just ended. However, due to an error, the Mobil-Erdgas sulfur payment of $191,311 for the Trust's third fiscal quarter was delayed until early in the Trust's fourth fiscal quarter.

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

          In 2008, NV Nederlandse Gasunie (the state owned Dutch gas distribution company) completed the purchase of BEB's North German gas distribution and transmission network. At the request of the Trustees and in conjunction with its biennial examination of the operating companies for the 2009-2010 period, the Trust's German accountants confirmed that transportation costs continued in accordance with the authorized indexed flat rate throughout this period and that the method of royalty calculation has not been affected by this pipeline sale.

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

          The low level of administrative expenses of the Trust limits the effect of inflation on its financial condition. Sustained price inflation, which would be reflected in sales prices, along with sales volumes, form the basis on which the royalties paid to the Trust are computed.
The impact of inflation or deflation on energy prices in Germany is delayed by the use, in certain long-term gas sales contracts, of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.


Results: Third Quarter Fiscal 2012 Versus Third Quarter Fiscal 2011
         ----------------------------------------------------------

          For the third quarter of fiscal 2012, the Trust's net income was $5,589,094, a decrease of 14.89% from the net income of $6,566,627 for the third quarter of fiscal 2011. Gross royalties received for the third quarter of fiscal 2012 were $5,846,833, a decrease of 13.31% as compared to $6,744,676 for the third quarter of fiscal 2011. These royalties were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2012. A distribution of 61 cents per unit has been paid on August 29, 2012 to owners of record as of August 10, 2012.


-----------------------------------------------------------------------------
                              3rd Fiscal Qtr.    3rd Fiscal Qtr.   Percentage
                              Ended 7/31/2012    Ended 7/31/2011     Change
-----------------------------------------------------------------------------
Total Royalties Received        $5,846,833         $6,744,676       - 13.31%
Net Income                      $5,589,094         $6,566,627       - 14.89%
Distribution per Unit             $0.61              $0.71          - 14.08%
-----------------------------------------------------------------------------

          The amount of gas royalties payable to the Trust is based primarily on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. Gas royalty income under both the Mobil and the OEG Agreements in the third quarter of 2012 (as shown in the table below) was lower in comparison to income received during the third quarter of 2011 due primarily to a combination of lower gas sales and lower average Euro/dollar exchange rates in the third quarter of 2012. For comparison purposes to equivalent U.S. measurements, gas prices in Ecents/Kwh are converted using the average exchange rate into the more familiar term of dollars per thousand cubic feet ($/Mcf).

-----------------------------------------------------------------------------
                          3rd Fiscal Qtr.      3rd Fiscal Qtr.     Percentage
Mobil Agreement           Ended 7/31/2012      Ended 7/31/2011       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)             9.140               10.671           - 14.35%
Gas Prices (Ecents/Kwh)(2)    2.6666               2.3838           + 11.86%
Average Exchange Rate(3)      1.2530               1.4091           - 11.08%
Gas Royalties              $3,510,504           $4,114,508          - 14.68%
Gas Prices ($/Mcf)            $ 9.60               $ 9.64           -  0.41%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               26.254               29.595           - 11.29%
Gas Prices (Ecents/Kwh)       2.5079               2.5379           -  1.18%
Average Exchange Rate         1.2488               1.4148           - 11.73%
Gas Royalties              $1,391,324           $1,830,995          - 24.01%
Gas Prices ($/Mcf)            $ 8.77               $10.05           - 12.74%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Euro cents per Kilowatt hour
(3) Based on average exchange rates of cumulative royalty transfers


          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 34.82% of all gas sales. However, royalties on these gas sales provided approximately 81.17% or $4,497,280 out of a total of $5,540,292 attributable to gas sales from the Oldenburg concession.

          Per the terms of the Trust Agreement, excess funds temporarily held by the Trust are held in a money market account or are invested in certificates of deposit or U.S. Treasury Bills. For the quarter just ended, Trust interest income remained at a relatively minor level due to the low interest rates applicable during the period and the reduced funds available for investment.

          Trust expenses for the third quarter of fiscal 2012 increased 41.25% or $78,208 to $267,816 in comparison to the prior year's equivalent
period.   This increase in expenses is due to legal costs (including fees payable upon dismissal thereof) associated with the litigation in Germany and the conclusion of the royalty examination for 2009-2010.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2012, compared to that at fiscal year-end (October 31, 2011), shows a decrease in assets due to lower royalty receipts during the third quarter of fiscal 2012.


Results:  First Nine Months of Fiscal 2012 Versus First Nine Months of
          ------------------------------------------------------------
          Fiscal 2011
          -----------

         For the first nine months of fiscal 2012, the Trust's net income was $17,930,472, a decrease of 2.18% from the net income of $18,329,759 for the first nine months of fiscal 2011. Gross royalties received for the first nine months of fiscal 2012 were $18,826,729, a decrease of 1.46% as compared to $19,106,466 for the first nine months of fiscal 2011. These royalties were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2011 and the first two calendar quarters of 2012. For the nine month periods ended July 31, 2012 and 2011, total distributions were equal to $1.95 and $1.99 per unit, respectively.

-----------------------------------------------------------------------------
                                Nine Months        Nine Months     Percentage
                              Ended 7/31/2012    Ended 7/31/2011     Change
-----------------------------------------------------------------------------
Total Royalties Received        $18,826,729        $19,106,466      -  1.46%
Net Income                      $17,930,472        $18,329,759      -  2.18%
Distributions per Unit             $1.95              $1.99         -  2.01%
-----------------------------------------------------------------------------

          Gas royalty income under both the Mobil and the OEG Agreements in the first nine months of 2012 (as shown in the table below) was lower in comp-arison to income received during the first nine months of 2011 due primarily to a combination of lower gas sales and lower average exchange rates. These two factors more than offset an increase in gas prices. For comparison purposes to equivalent U.S. measurements, gas prices in Ecents/Kwh are converted using the average exchange rate into more familiar terms ($/Mcf).

-----------------------------------------------------------------------------
                            Nine Months          Nine Months       Percentage
Mobil Agreement           Ended 7/31/2012      Ended 7/31/2011       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               28.521               33.434           - 14.69%
Gas Prices (Ecents/Kwh)       2.8004               2.4221           + 15.62%
Average Exchange Rate         1.2871               1.3820           -  6.87%
Gas Royalties              $11,807,667          $12,851,624         -  8.12%
Gas Prices ($/Mcf)            $10.35               $ 9.61           +  7.70%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               80.545               89,905           - 10.41%
Gas Prices (Ecents/Kwh)       2.8399               2.5873           +  9.76%
Average Exchange Rate         1.2871               1.3858           -  7.12%
Gas Royalties              $5,045,294           $5,572,880          -  9.47%
Gas Prices ($/Mcf)            $10.22               $10.04           +  1.79%
-----------------------------------------------------------------------------

          For the nine months just ended, gas sales from western Oldenburg accounted for only 35.41% of all gas sales. However, royalties on these gas sales provided approximately 80.40% or $14,130,906 out of a total of $17,576,318 attributable to gas sales from the Oldenburg concession.

          Interest income was higher reflecting the shift to a money market account for holding funds prior to the distribution. Interest income for the nine month period of fiscal 2012 increased 107.53% to $31,634 from $15,243 in the first nine month period of fiscal 2011.

          Trust expenses for the nine month period of fiscal 2012 increased 17.17% or $135,941 to $927,891 in comparison to $791,950 for the prior fiscal year's equivalent period. This increase in expenses is due to legal costs associated with the litigation in Germany (including fees payable upon dismissal thereof) and the conclusion of the royalty examination for 2009-2010.



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

Item 1.   Legal Proceedings.
          -----------------

          The Trust is not a party to any material pending legal proceedings having decided, after consultation with its advisors, that it will not proceed with the litigation and it will not appeal the District Court of Hannover's dismissal of its claim on May 9, 2012 with respect to a claim for royalties previously reflected in the Trust's 2011 Form 10-K.



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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2012. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2012.

          There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 30, 2012