Form 10-K
period 2012-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2012-12-28
CIK 72633

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2012 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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
Yes        No
    -----      -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer   X
                        -----                         -----

Non-accelerated filer               Smaller reporting company
                      -----                                   -----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 30, 2012, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $302,838,720 on such date.

As of December 30, 2012, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the annual meeting to be held on February 12, 2013.

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


     (d)  Financial Information about Geographic Areas.
          ---------------------------------------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2012.

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

          There are efforts underway to decouple the linkage between oil prices and gas prices that has historically existed in European gas supply contracts. In recent years as oil prices have increased, that linkage has supported higher gas prices. However, we have also seen the beginning of the development of a spot market in Europe where gas prices are not linked to oil prices. For decades, the European gas market has valued stability of supply over price considerations. In recent years with the advent of additional sources of supply and concerns over the high energy prices, there has been a shift in this position to one where price has been given a larger role. Whether the efforts to remove the linkage will succeed and how long such efforts might take is impossible to determine. What impact such decoupling might have on the Trust and its royalty income is impossible to predict.


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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the indexed base price, no royalties are payable. Up until the second quarter of fiscal 2008, the Trust had not received any royalties from sulfur sales under the Mobil Agreement for over 10 years because the selling price was below the indexed base price. During fiscal 2009 and 2010, the average selling price for sulfur exceeded the indexed base price on an intermittent basis and the Trust received two sulfur royalty payments. During fiscal 2011, the Trust received five sulfur royalty payments representing one additional payment for fiscal 2010 and four payments attributable to each of the four quarters of fiscal 2011. During fiscal 2012, the Trust received four payments representing quarterly sulfur royalties. Sulfur royalties under the Mobil Agreement totaled $825,369, $613,203 and $78,870 during fiscal 2012, 2011 and 2010, respectively.

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

          In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of leases of various sizes in other areas of northwest Germany. At the present time, all but one of these leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, Grosses Meer, reserves from this lease are not included in reserve calculations for this report year. In 2008, the German authorities requested that the operating companies conduct a reservoir analysis of the Grosses Meer leasehold area to determine whether the royalties were being properly allocated based on the locations of the gas reserves. As a consequence, the payment of royalties to the Trust was suspended. Following the completion of the reservoir analysis, a cumulative royalty payment of $61,548 was received by the Trust in the third quarter of fiscal 2010. This payment covered the years 2005 through
2009 and the first quarter of calendar 2010.   Since fiscal 2010, production
and royalties from Grosses Meer continued to be intermittent and minimal.

Royalties from Grosses Meer were $3,813, $0, and $61,676 during fiscal 2012, 2011 and 2010, respectively.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2012 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   21,709,672
Sulfur                                                   $    1,588,652
Oil                                                      $      374,484

                           BY GEOGRAPHIC AREA:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  19,119,838
Eastern Oldenburg                                        $   4,549,157
Non-Oldenburg Areas                                      $       3,813

                          BY OPERATING COMPANY:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                 $  16,635,358
BEB (under the OEG Agreement)                            $   7,037,450


          Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2012 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2012 (the "Cost Depletion Report").
The Cost Depletion Report, dated November 29, 2012, was prepared by Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2012 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2012 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2012. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

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

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2012 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2012, 2011, 2010, 2009 and 2008 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.   Legal Proceedings.
          -----------------

          The Trust is not a party to any pending legal proceedings. The previous litigation commenced by the Trust in Germany against the operating companies (See 2011 Annual Report on Form 10-K) was concluded after an adverse district court ruling in May 2012, from which the Trust, after consultation with its local counsel, determined not to appeal.

                                PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder
          --------------------------------------------------------------
          Matters and Issuer Purchases of Equity Securities.
          --------------------------------------------------

          The Trust's units of beneficial interest are listed for trading on the New York Stock Exchange under the symbol NRT. Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses. As of November 30, 2012, there were 946 unit owners of record.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2012 and 2011 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2012
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2012                     $30.31         $33.66      $0.66
April 30, 2012                       $31.97         $33.19      $0.68
July 31, 2012                        $27.25         $33.66      $0.61
October 31, 2012                     $27.96         $31.65      $0.51


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

          The Cost Depletion Report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2012 is 9.9096%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2011 calendar year are included on a special removable page in the 2012 Annual Report. Additionally, the tax reporting information for 2012 is available on the Trust's website, www.neort.com, in the section marked Tax Letters contained within the Tax Information section.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2012, 2011 or 2010 and has never made such repurchases.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2012
               ----------------------------------------------

                  2012        2011         2010         2009         2008
              -----------  -----------  -----------  -----------  -----------
German gas,
 sulfur
 and oil
 royalties
 received     $23,672,808  $25,148,523  $19,645,331  $28,724,078  $34,645,159
              ===========  ===========  ===========  ===========  ===========

Net Income    $22,609,961  $24,195,907  $18,720,265  $27,699,228  $33,665,138
              ===========  ===========  ===========  ===========  ===========
Net Income
 per unit (a)    $2.46        $2.63        $2.04        $3.01        $3.66
                 =====        =====        =====        =====        =====
Units of
 beneficial
 interest
 outstanding
 at end
 of year (a)   9,190,590    9,190,590    9,190,590    9,190,590    9,190,590

Distributions
  per unit
  paid or to
  be paid to
  unit owners     $2.46        $2.63        $2.04        $3.01        $3.66
                  =====        =====        =====        =====        =====
Total assets
 at year end   $4,778,200   $5,971,867   $5,211,966   $3,586,198   $9,524,530
               ==========   ==========   ==========   ==========   ==========

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

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. In recent years, sweet gas has assumed the role of swing producer. During periods of high demand, the production of sweet gas is increased as necessary. During the summer months, sweet gas production is reduced due to a general decline in demand. Sour gas, in comparison, sour gas must be processed at either the Grossenkneten or the Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, Grossenkneten is operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower.

          Under the Mobil and OEG Agreements, the gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. Additionally, there are efforts underway to decouple the linkage between oil prices and gas prices. Through 2010 based upon the royalty examination conducted by the Trust's accountants in Germany, the basic structure of the gas supply contracts had not changed and such decoupling, as of that point, had not occurred. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, the Trust's German accountants review these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments. The Trust's accountants in Germany have concluded their examination of the operating companies for 2009 and 2010 and did not identify any material errors in royalty amounts payable.

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars. The long-term impact relates to the mechanism of gas pricing contained in the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light heating oil more expensive. A stronger Euro would
                                 - 20 -

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


Results:  Fiscal 2012 versus Fiscal 2011
----------------------------------------

          For fiscal 2012, the Trust's gross royalty income decreased 5.87% to $23,672,808 from $25,148,523 in fiscal 2011. The decrease in royalty income is due to declines in gas sales and average exchange rates. The impact of these factors was reduced but not completely offset by the increase in gas prices. The decrease in the amount of royalty income resulted in the lower distributions. The total distribution for fiscal 2012 was $2.46 per unit compared to $2.63 per unit for fiscal 2011. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. In the fourth quarter of fiscal 2012, the prior year adjustment represented a negative impact of approximately $0.0189 per unit. In the fourth fiscal quarter of 2011, the Trust received only a nominal prior year adjustment.

          Under the Mobil Agreement, gas sales declined 13.62% to 37.539 Billion cubic feet ("Bcf") in fiscal 2012 from 43.456 Bcf in fiscal 2011. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is possible that the decline in gas production is due to the normal reduction in well pressure that is experienced over time which has not been fully offset by the addition of new wells and production capacity.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2012 Gas Sales       2011 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                  9.749               11.707              -16.73%
Second                 9.632               11.057              -12.89%
Third                  9.140               10.671              -14.35%
Fourth                 9.018               10.021              -10.01%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     37.539               43.456              -13.62%

          Average prices for gas sold under the Mobil Agreement increased 10.61% to 2.7015 Ecents/kWh in fiscal 2012 from 2.4424 Ecents/kWh in fiscal 2011.

  Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
------------------------------------------------------------------------------
Fiscal Quarter     2012 Gas Prices     2011 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.8563              2.3753               +20.25%
Second                2.8708              2.5087               +14.43%
Third                 2.6666              2.3838               +11.86%
Fourth                2.3884              2.5102               - 4.85%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.7015              2.4424               +10.61%


          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $9.97 per Mcf, a 2.68% increase over fiscal 2011's average price of $9.71/Mcf. For fiscal 2012, royalties paid under the Mobil Agreement were transferred at an average Euro/dollar exchange rate of $1.2854, a decrease of 7.34% from the average Euro/dollar exchange rate of $1.3872 for fiscal 2011.

            Average Euro Exchange Rate under the Mobil Agreement
----------------------------------------------------------------------------
                     2012 Average        2011 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.3017              1.3431               - 3.08%
Second                 1.3024              1.3962               - 6.72%
Third                  1.2530              1.4091               -11.08%
Fourth                 1.2824              1.3938               - 7.99%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.2854              1.3872               - 7.34%

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2012, gas sales from western Oldenburg accounted for only 35.26% of all gas sales. However, western Oldenburg gas royalties provided approximately 81.56% or $17,702,882 out of a total of $21,705,858 in overall Oldenburg gas royalties.

          Under the OEG Agreement, gas sales decreased 10.22% to 106.457 Bcf in fiscal 2012 from 118.577 Bcf in fiscal 2011. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is possible that the decline in gas production is due to the normal reduction in well pressure that is experienced over time which has not been fully offset by the addition of new wells and production capacity.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
----------------------------------------------------------------------------
Fiscal Quarter     2012 Gas Sales       2011 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 28.187               30.213              - 6.71%
Second                26.104               30.098              -13.27%
Third                 26.254               29.595              -11.29%
Fourth                25.912               28.671              - 9.62%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total    106.457              118.577              -10.22%

          Average gas prices for gas sold under the OEG Agreement increased 5.74% to 2.7900 Ecents/kWh in fiscal 2012 from 2.6386 Ecents/kWh in fiscal 2011.

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
----------------------------------------------------------------------------
Fiscal Quarter     2012 Gas Prices     2011 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.9205              2.5404                +14.96%
Second                3.0872              2.6826                +15.08%
Third                 2.5079              2.5379                - 1.18%
Fourth                2.6346              2.7998                - 5.90%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.7900              2.6386                + 5.74%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $10.04/Mcf, a 1.95% decrease over fiscal 2011's average price of $10.24/Mcf. For fiscal 2012, royalties paid under the OEG Agreement were transferred at an average Euro/dollar exchange rate of $1.2854, a decrease of 7.49% from the average Euro/dollar exchange rate of $1.3894 for fiscal 2011.

            Average Euro Exchange Rate under the OEG Agreement
----------------------------------------------------------------------------
                     2012 Average        2011 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.3028              1.3436               - 3.04%
Second                 1.3019              1.3989               - 6.93%
Third                  1.2488              1.4148               -11.73%
Fourth                 1.2485              1.3929               - 7.78%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.2854              1.3894               - 7.49%

          Reflecting a shift in May 2011 to royalty receipts being deposited in a Money Market account versus being used to purchase T-Bills, interest income for fiscal 2012 increased 53.07% to $40,156 as compared to $26,233 for fiscal 2011. Trust expenses increased 12.68% to $1,103,003 in fiscal 2012 from $978,849 in fiscal 2011 primarily due to the payment of final legal costs associated with the litigation in Germany and the final billing with respect to the biennial royalty examination for the years 2009 and 2010 by the Trust's German accountants.

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

          Under the Mobil Agreement, gas sales declined 0.24% to 43.456 Bcf in fiscal 2011 from 43.561 Bcf in fiscal 2010. Since there was no maintenance conducted at the Grossenkneten desulfurization plant in the fourth quarter of fiscal 2011, sales were not impacted. This contrasts with the prior year which saw an 18 day shutdown of the plant for maintenance in the fourth quarter of fiscal 2010.

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

          Under the OEG Agreement, gas sales increased 4.08% to 118.577 Bcf in fiscal 2011 from 113.924 Bcf in fiscal 2010. The increase in gas sales was likely the result of ongoing drilling in eastern Oldenburg and the lack of maintenance at the Grossenkneten desulfurization plant. The customary six week biennial shutdown of the Grossenkneten desulfurization plant took place during fiscal 2010.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
----------------------------------------------------------------------------
Fiscal Quarter     2011 Gas Sales       2010 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 30.213               30.616              - 1.32%
Second                30.098               30.083              + 0.05%
Third                 29.595               30.131              - 1.78%
Fourth                28.671               23.094              +24.15%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total    118.577              113.924              + 4.08%

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

          Reflecting both the increase in funds available for short-term investment and the shift to a money market account from T-bills and CD's, interest income for fiscal 2011 increased to $26,233 from $7,359 for fiscal 2010. Trust expenses increased 4.98% to $978,849 in fiscal 2011 from $932,425 in fiscal 2010, primarily due to higher Trustees' fees, which are determined based on a percentage allocation specified in accordance with the provisions of the Trust Agreement.


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

                Brettdorf Z-2b, a sour gas well, was the only well completed in 2011 but due to an unstabilized low flow rate has not entered production. Visbek Z-8a, also a sour gas well, completed drilling in December 2011. The initial production began in early 2012 with a stabilized low flow rate. Plans to improve the flow rate on both these wells are being considered and may be conducted in early 2013.

                Of the five wells initially planned for 2012, two have entered production, two are in their final stages and one (Oythe Z-4, the seventh well in the Carboniferous Tight Gas Program) has been postponed until 2014. Goldenstedt Z-21 and Visbek Z-16a, both sour gas wells, were successfully completed and have entered production. Goldenstedt Z-25 is another sour gas well and as of mid-November had
          reached the top of the Zechstein formation.   These three wells are
          all infill wells, which means they are intended to access areas within a gas field that are not tapped by existing wells and thus improve the gas recovery factor in the Zechstein reservoir. The final well that began drilling in 2012 is Goldenstedt Z-15a. This well is intended to serve two purposes. The primary purpose is to serve as an infill well and improve the gas recovery factor in this area of the reservoir. This portion of the well was designated as Goldenstedt Z-15a/3rd hole. As part of the drilling process, the depth of the well was increased by an additional 1,000 meters from the bottom of the Zechstein formation to penetrate the Carboniferous zone which lies beneath. This portion of the well was designated as Goldenstedt Z-15a (K) and was intended to explore reservoir conditions in the Carboniferous zone and delineate the gas bearing strata in this area. Test results are not yet in for the Carboniferous zone but the well has been completed as a sour gas producer in the Zechstein formation and should enter production in the near future.

                There are currently two wells scheduled to begin drilling in 2013, Hemmelte NW T-1 and Goldenstedt Z-34. Regarding Goldenstedt Z-34, very little information is available other than the fact it is intended to access the Zechstein zone in eastern Oldenburg with drilling scheduled to start in July 2013. Hemmelte NW T-1 is a wildcat well in western Oldenburg intended to access the sweet gas Bunter formation. Construction of the well site is complete but geological and technical planning is still underway. The start of drilling is scheduled for November 2013. Including Oythe Z-4, which was postponed from 2012, there are a total of six wells, four Carboniferous and two Zechstein, still in the portfolio for the period beyond 2013.


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

Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2012 other than the distribution announced on October 31, 2012 and payable to unit owners on November 28, 2012, as reflected in the statement of assets, liabilities and trust corpus.

                             Payments Due by Period
                             ----------------------

                                   Less than       1-3       3-5     More than
                      Total         1 Year        Years     Years     5 Years
                  -------------  -------------   -------   -------   ---------
Distributions
payable to
unit owners        $4,687,200     $4,687,200       $0        $0         $0


                   -----------------------------------


          This Report on Form 10-K may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future expectations and events or conditions concerning the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:


          - risks and uncertainties concerning levels of gas production and gas sale prices, general economic conditions and currency exchange rates;
          - the ability or willingness of the operating companies to perform under their contractual obligations with the Trust;
          - potential disputes with the operating companies and the resolution thereof; and
          -  the risk factors set forth above under Item 1A of this Report.

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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2012 and 2011                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Fiscal Years Ended October 31, 2012,
    2011 and 2010                                                 F-3

  Statements of Undistributed Earnings for the Fiscal
    Years Ended October 31, 2012, 2011 and 2010                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Fiscal Years Ended October 31, 2012, 2011 and 2010        F-5

  Notes to Financial Statements                                F-6 - F-9

           Report of Independent Registered Public Accounting Firm


To the Board of Trustees and Unit Owners of
North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2012 and 2011, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2012. The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2012 and 2011, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the years in the three-year period ended October 31, 2012, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 28, 2012 expressed an unqualified opinion.




/s/ WeiserMazars LLP
New York, NY
December 28, 2012









                                   F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2012 AND 2011
                       -------------------------

                ASSETS                         2012          2011
                ------                     ------------   ------------

Current Assets --
  Cash and cash equivalents                 $4,778,199     $5,971,866

Producing gas and oil royalty
  rights, net of amortization
  (Notes 1 and 2)                                    1              1
                                           ------------   ------------
Total Assets                                $4,778,200     $5,971,867
                                           ============   ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Distributions to be paid
  to unit owners, paid
  November 2012 and 2011                    $4,687,200     $5,881,977


Trust corpus (Notes 1 and 2)                         1              1

Undistributed earnings                          90,999         89,889
                                           ------------   ------------
Total Liabilities and Trust Corpus          $4,778,200     $5,971,867
                                           ============   ============

















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-2


                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2012, 2011 AND 2010
        ----------------------------------------------------------


                                 2012           2011           2010
                             ------------   ------------   ------------
German gas, sulfur and
  oil royalties received     $23,672,808    $25,148,523    $19,645,331

Interest income                   40,156         26,233          7,359
                             ------------   ------------   ------------

Trust Income                  23,712,964     25,174,756     19,652,690
                             ------------   ------------   ------------


Non-related party expenses   (   982,700)   (   872,233)   (   810,681)

Related party expenses       (   120,303)   (   106,616)   (   121,744)
                             ------------   ------------   ------------

Trust expenses               ( 1,103,003)   (   978,849)   (   932,425)
                             ------------   ------------   ------------

Net income                   $22,609,961    $24,195,907    $18,720,265
                             ============   ============   ============


Net income per unit              $2.46          $2.63          $2.04
                                =======        =======        =======

Distributions per unit paid
  or to be paid to
  unit owners                    $2.46          $2.63          $2.04
                                =======        =======        =======















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-3

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2012, 2011 AND 2010
        ----------------------------------------------------------


                                  2012          2011           2010
                             ------------   ------------   ------------

Balance, beginning of year   $    89,889    $    65,234    $    93,773

Net income                    22,609,961     24,195,907     18,720,265
                             -----------    -----------    ------------
                              22,699,850     24,261,141     18,814,038

Less:


Current year distributions
  paid or to be paid
  to unit owners              22,608,851     24,171,252     18,748,804
                              -----------   -----------    ------------


Balance, end of year          $   90,999    $    89,889    $    65,234
                             ============   ============   ============

























                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2012, 2011 AND 2010
        ----------------------------------------------------------


                                    2012          2011          2010
                               ------------   ------------   ------------
Sources of cash and
  cash equivalents:

  German gas, sulfur and
    oil royalties received      $23,672,808    $25,148,523    $19,645,331


  Interest income                    40,156         26,233          7,359
                                ------------   ------------   ------------
                                 23,712,964     25,174,756     19,652,690
                                ------------   ------------   ------------

Uses of cash and
  cash equivalents:

  Payment of Trust expenses       1,103,003        978,849        932,425


  Distributions paid             23,803,628     23,436,006     17,094,497
                                ------------   ------------   ------------
                                 24,906,631     24,414,855     18,026,922
                                ------------   ------------   ------------

Net increase (decrease)
  in cash and cash
  equivalents during the year    (1,193,667)       759,901      1,625,768

Cash and cash equivalents,
  beginning of year               5,971,866      5,211,965      3,586,197
                                ------------   ------------   ------------
Cash and cash equivalents,
  end of year                   $ 4,778,199    $ 5,971,866    $ 5,211,965
                                ============   ============   ============











                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2012, 2011 AND 2010
                    -------------------------------


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





                                  F-6

      Cash and cash equivalents -
      ---------------------------

      Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities of approximately three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2012, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $4,078,000. In addition, approximately $6,448 was held in the Trust's German account at October 31, 2012.

      Net income per unit -
      ---------------------

      Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2012, 2011 and 2010, there were 9,190,590 units of beneficial interest outstanding.

      New accounting pronouncements -
      -------------------------------

      The Trust is not aware of any recently issued, but not yet effective, accounting standards that would be expected to have a significant impact on the Trust's financial position or results of operations.

      Reclassifications -
      -------------------

      Certain amounts in the financial statements of a prior period have been reclassified to conform with the current period presentation for comparative purposes.


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

(3) Related Party Transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $27,095, $29,039 and $24,067 in fiscal 2012, 2011 and 2010, respectively.

                                    F-7

    Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. Mr. Kobrin is no longer a partner with Cahill Gordon & Reindel LLP. For legal services, the Trust paid Cahill Gordon & Reindel LLP $93,208, $77,577 and $97,677 in fiscal 2012, 2011 and 2010, respectively.

(4) Employee Benefit Plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2012, 2011 and 2010 calendar years.

(5) Legal matters:
    --------------

    The Trust is not a party to any pending legal proceedings. The previous litigation commenced by the Trust in Germany against the operating companies (See 2011 Annual Report on Form 10-K) was concluded after an adverse district court ruling in May 2012, from which the Trust, after consultation with its local counsel, determined not to appeal.

































                                   F-8

(6) Quarterly results (unaudited):
    ------------------------------

    The table below summarizes the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2012 and 2011.


                              Fiscal 2012 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $6,538,261  $6,441,635  $5,846,833  $4,846,079   $23,672,808

Net income      $6,079,264  $6,262,114  $5,589,094  $4,679,489   $22,609,961

Net income
  per unit         $0.66       $0.68       $0.61       $0.51         $2.46

Distributions
  paid or
  to be paid    $6,065,789  $6,249,601  $5,606,261  $4,687,200   $22,608,851

Distributions
  per unit
  paid or to
  be paid to
  unit owners      $0.66       $0.68       $0.61       $0.51         $2.46



                              Fiscal 2011 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received      $5,396,283  $6,965,508  $6,744,676  $6,042,056   $25,148,523

Net income      $5,084,139  $6,678,994  $6,566,627  $5,866,147   $24,195,907

Net income
  per unit         $0.55       $0.73       $0.71       $0.64         $2.63

Distributions
  paid or
  to be paid    $5,054,825  $6,709,131  $6,525,319  $5,881,977   $24,171,252

Distributions
  per unit
  paid or to
  be paid to
  unit owners      $0.55       $0.73       $0.71       $0.64         $2.63






                                   F-9

Item 9.   Changes in and Disagreements with Accountants
          ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2012. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2012.



Internal Control over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2012. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2012 has been audited by WeiserMazars LLP, the Trust's independent auditor, as stated in their report which follows.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm on
               Internal Control over Financial Reporting

To the Board of Trustees and the Unit Owners of North European Oil Royalty Trust


We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

The Trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of management and the Trustees of the Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of October 31, 2012 and 2011, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2012 and our report dated December 28, 2012 expressed an unqualified opinion thereon.


/s/ WeiserMazars LLP
New York, NY
December 28, 2012



          Part C.   Changes in Internal Control over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

          Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 12, 2013, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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


Item 11. Executive Compensation.
         ----------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 12, 2013, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 12, 2013, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions, and Director
         ------------------------------------------------------------
         Independence.
         ------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 12, 2013, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 12, 2013, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.



                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Fiscal Years
               Ended October 31, 2012, 2011 and 2010

               Report of Independent Registered Public Accounting Firm

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2012 and 2011

               Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2012, 2011 and 2010

               Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2012, 2011 and 2010

               Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2012, 2011 and 2010

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 28, 2012        By:  /s/ John R. Van Kirk
                                --------------------------------------------
                                         John R. Van Kirk, Managing Director
                                         and Principal Accounting Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 28, 2012             /s/ Robert P. Adelman
                                     ---------------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 28, 2012             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 28, 2012             /s/ Lawrence A. Kobrin
                                     -------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 28, 2012             /s/ Willard B. Taylor
                                     ------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 28, 2012             /s/ Rosalie J. Wolf
                                     ----------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 28, 2012             /s/ John R. Van Kirk
                                     ---------------------------------------
                                         John R. Van Kirk, Managing Director
                                         and Principal Accounting Officer

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

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            46
          Financial Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  48
          Chief Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  Calculation of Cost Depletion Percentage                      49
         for the 2012 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2012 prepared by Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).