Form 10-Q
period 2013-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2013-02-28
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2013    or
                                ------------------

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


Class                                     Outstanding at January 31, 2013
----------------------------              -------------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JANUARY 31, 2013 AND OCTOBER 31, 2012
                     -------------------------------------
                                (Unaudited)
                                -----------

                                                2013                2012
                                         -----------------   ----------------

              ASSETS

Current Assets -- Cash and
     cash equivalents                       $ 5,564,009          $ 4,778,199


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 5,564,010          $ 4,778,200
                                            ============         ============


    LIABILITIES AND TRUST CORPUS

Current Liabilities -- Distributions
     to be paid to unit owners, paid
     February 2013 and November 2012        $ 5,422,448          $ 4,687,200

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          141,561               90,999
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 5,564,010          $ 4,778,200
                                            ============         ============
















                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
             ----------------------------------------------------
                                (Unaudited)
                                -----------

                                                2013                2012
                                         -----------------   ----------------

Gas, sulfur and oil
     royalties received                     $ 5,795,834          $ 6,538,261

Interest income                                   6,923               10,124
                                            ------------         ------------

Trust Income                                  5,802,757            6,548,385
                                            ------------         ------------


Non-related party expenses                     (308,268)            (417,518)

Related party expenses (Note 3)                 (21,479)             (51,603)
                                            ------------         ------------

Trust Expenses                                 (329,747)            (469,121)
                                            ------------         ------------

Net Income                                  $ 5,473,010          $ 6,079,264
                                            ============         ============

Net income per unit                            $ .60                $ .66
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .59                $ .66
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2013                2012
                                         -----------------   ----------------


Balance, beginning of period                $    90,999          $    89,889

Net income                                    5,473,010            6,079,264
                                            ------------         ------------
                                              5,564,009            6,169,153

Less:

Current year distributions paid
     or to be paid to unit owners             5,422,448            6,065,789
                                            ------------         ------------
Balance, end of period                      $   141,561          $   103,364
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2013                2012
                                          -----------------   ---------------

Sources of cash and cash equivalents:
------------------------------------

Gas, sulfur and oil royalties                $ 5,795,834         $ 6,538,261

Interest income                                    6,923              10,124
                                             ------------        ------------
                                               5,802,757           6,548,385
                                             ------------        ------------
Uses of cash and cash equivalents:
---------------------------------

Payment of Trust expenses                        329,747             469,121

Distributions paid                             4,687,200           5,881,977
                                             ------------        ------------
                                               5,016,947           6,351,098
                                             ------------        ------------
Net increase (decrease) in cash and
     cash equivalents during the period          785,810             197,287

Cash and cash equivalents,
     beginning of period                       4,778,199           5,971,866
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 5,564,009         $ 6,169,153
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

     The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2012 (the "2012 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2012 Form 10-K.


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

     Cash and cash equivalents -
     ---------------------------
     Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement.
As of January 31, 2013, the uninsured amounts held in the Trust's U.S.
bank accounts were approximately $5,396,126. In addition, approximately $6,587 was held in the Trust's German account at January 31, 2013.

     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2013 and 2012, there were 9,190,590 units of beneficial interest outstanding.

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

(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,898 and $8,773 in the first quarter of fiscal 2013 and 2012, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2013 and 2012, the Trust paid Cahill Gordon & Reindel LLP $14,581 and $42,830 for legal services, respectively.


(4)  Employee benefit plan:
     ----------------------

     The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2012 and 2013 calendar years.

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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp. ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and provides nearly 100% of all the royalties received by the Trust. The Oldenburg concession (1,398,000 acres) covers virtually the entire former Principality of Oldenburg and is located in the German federal state of Lower Saxony.

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

          At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount is divided into thirds and forms the monthly royalty payments (payable on the 15th of each month) to the Trust for its upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the upcoming fiscal quarter. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year.

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

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 93% of all the royalties under this agreement. Historically, as compared to the OEG Agreement described below, the Trust has received significantly greater royalty payments under the Mobil Agreement due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first three months of fiscal 2013 and 2012, the Trust received $178,479 and $238,055, respectively, in sulfur royalties under the Mobil Agreement.

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

          Under the Mobil and OEG Agreements, the gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must import a large percentage of its energy requirements, the U.S. dollar price of oil on the international market has a significant impact on the price of light heating oil and a delayed impact on the price of gas. Additionally, there are efforts underway to decouple the linkage between oil prices and gas prices. Through 2010 based upon the royalty examination conducted by the Trust's accountants in Germany, the basic structure of the gas supply contracts had not changed and such decoupling, as of that point, had not occurred. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, the Trust's German accountants review these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments. The Trust's accountants in Germany have concluded their examination of the operating companies for 2009 and 2010 and no substantive errors were discovered.

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


Results: First Quarter Fiscal 2013 Versus First Quarter Fiscal 2012
-------------------------------------------------------------------

          Total royalty income received during the first quarter of fiscal 2013 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2012. The distribution of $0.59 per unit was paid on February 27, 2013 to owners of record as of February 15, 2013. Comparisons of total royalty income and net income for the first quarter of fiscal 2013 and 2012 are shown below.

                              1st Fiscal Qtr.    1st Fiscal Qtr.   Percentage
                              Ended 1/31/2013    Ended 1/31/2012     Change
--------------------------    ---------------    ---------------   ----------
Total Royalty Income            $5,795,834         $6,538,261       - 11.36%
Net Income                      $5,473,010         $6,079,264       -  9.97%
Distributions per Unit            $0.59              $0.66          - 10.61%
-----------------------------------------------------------------------------

          The difference in net income between the first quarters of fiscal 2013 and 2012 primarily resulted from a negative adjustment that reduced royalty income under the Mobil Agreement in the first quarter of fiscal 2013 by the equivalent of $424,951. There was also a decline in sulfur royalties received under the Mobil Agreement of $59,576 for the first quarter of fiscal 2013. These two factors in combination with the decline in gas sales under both the Mobil and OEG Agreements accounted for the decline in first quarter of fiscal 2013. While gas prices and the average exchange rates under both agreements were higher, they could not completely offset the decline in gas sales.


                           1st Fiscal Qtr.     1st Fiscal Qtr.     Percentage
Mobil Agreement            Ended 1/31/2013     Ended 1/31/2012       Change
---------------            ---------------     ---------------     ----------
Gas Sales (Bcf)(1)              8.897               9.749           -  8.74%
Gas Prices (Ecents/Kwh)(2)     2.9620              2.8563           +  3.70%
Average Exchange Rates(3)      1.3158              1.3017           +  1.08%
Gas Royalty Income           $3,980,691          $4,159,733         -  4.30%
Gas Prices ($/Mcf)(4)          $11.18              $10.67           +  4.78%
-----------------------------------------------------------------------------
OEG Agreement
-------------               --------------      --------------     ----------
Gas Sales (Bcf)                27.117              28.187           -  3.80%
Gas Prices (Ecents/Kwh)        3.0363              2.9205           +  3.97%
Average Exchange Rates         1.3083              1.3028           +  0.42%
Gas Royalty Income           $1,804,401          $1,847,625         -  2.34%
Gas Prices ($/Mcf)             $11.11              $10.63           +  4.52%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Euro cents per Kilowatt hour
(3) Based on average exchanges rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet

          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the quarter just ended, gas sales from western Oldenburg accounted for only 32.81% of all gas sales. However, royalties on these gas sales provided approximately 77.3% or $4,128,324 out of a total of $5,340,674 in Oldenburg royalties attributable to gas.

          Trust interest income received in the first quarter of fiscal 2013 was $6,923, a decrease from interest income of $10,124 received in the first quarter of fiscal 2012. Trust expenses for the first quarter of fiscal 2013 decreased 29.71% or $139,374 to $329,747 in comparison to $469,121 in the first quarter of fiscal 2012. The decrease in costs reflects the absence of expenses pertaining to the Trust's litigation in Germany and timing differences in mailing costs associated with the annual meeting.
In addition, because this was an alternate year, there were no costs associated with the biennial examination of the operating companies in Germany.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2013, compared to that at fiscal year-end (October 31, 2012), shows an increase in assets due to the higher royalty receipts during the first quarter of fiscal 2013.


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

          3. potential disputes with the operating companies and the resolution thereof; and

          4. the risk factors set forth under Item 1A of the Trust's Annual Report on Form 10-K for the year ended October 31, 2012.


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


Item 1.   Legal Proceedings.
          -----------------

          The Trust is not a party to any pending legal proceedings. The previous litigation commenced by the Trust in Germany against the operating companies (See 2011 Annual Report on Form 10-K) was concluded after an adverse district court ruling in May 2012 from which the Trust, after consultation with its local counsel, determined not to appeal.


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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2013. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2013.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

February 28, 2013