Form 10-Q
period 2013-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2013-05-30
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2013    or
                                ----------------

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


Class                                     Outstanding at April 30, 2013
----------------------------              -----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     APRIL 30, 2013 AND OCTOBER 31, 2012
                     -----------------------------------
                                (Unaudited)
                                -----------

                                                2013                2012
                                         -----------------   ----------------

              ASSETS
             --------

Current Assets - - Cash and
     cash equivalents                       $ 5,984,106          $ 4,778,199


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 5,984,107          $ 4,778,200
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current Liabilities - - Distributions
     to be paid to unit owners, paid
     May 2013 and November 2012             $ 5,881,978          $ 4,687,200

Trust Corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          102,128               90,999
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 5,984,107          $ 4,778,200
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012
             --------------------------------------------------
                               (Unaudited)
                               -----------

                                                2013                2012
                                         -----------------   ----------------

Gas, sulfur and oil
     royalties received                     $ 6,048,364          $ 6,441,635

Interest income                                   8,612               11,433
                                            ------------         ------------

Trust Income                                $ 6,056,976          $ 6,453,068
------------                                ------------         ------------


Non-related party expenses                  $   194,023          $   170,754

Related party expenses (Note 3)                  20,408               20,200
                                            ------------         ------------

Trust Expenses                              $  (214,431)         $  (190,954)
--------------                              ------------         ------------

Net Income                                  $ 5,842,545          $ 6,262,114
----------                                  ============         ============

Net income per unit                            $ .64                $ .68
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .64                $ .68
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2013                2012
                                         -----------------   ----------------

Gas, sulfur and oil
     royalties received                     $11,844,198          $12,979,896

Interest income                                  15,535               21,557
                                            ------------         ------------

Trust Income                                $11,859,733          $13,001,453
------------                                ------------         ------------


Non-related party expenses                  $   502,291          $   588,272

Related party expenses (Note 3)                  41,887               71,803
                                            ------------         ------------

Trust Expenses                              $  (544,178)         $  (660,075)
--------------                              ------------         ------------


Net Income                                  $11,315,555          $12,341,378
----------                                  ============         ============


Net income per unit                            $1.23                $1.34
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $1.23                $1.34
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2013                2012
                                         -----------------   ----------------


Balance, beginning of period                $    90,999          $    89,889

Net income                                   11,315,555           12,341,378
                                            ------------         ------------


                                             11,406,554           12,431,267

Less:

Current year distributions paid
     or to be paid to unit owners            11,304,426           12,315,390
                                            ------------         ------------
Balance, end of period                      $   102,128          $   115,877
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2013                2012
                                          -----------------   ---------------

Sources of cash and cash equivalents:
------------------------------------

Gas, sulfur and oil royalties                $11,844,198         $12,979,896

Interest income                                   15,535              21,557
                                             ------------        ------------
                                              11,859,733          13,001,453
                                             ------------        ------------
Uses of cash and cash equivalents:
---------------------------------

Payment of Trust expenses                        544,178             660,075

Distributions paid                            10,109,648          11,947,766
                                             ------------        ------------
                                              10,653,826          12,607,841
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period        1,205,907             393,612

Cash and cash equivalents,
     beginning of period                       4,778,199           5,971,866
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 5,984,106         $ 6,365,478
                                             ============        ============

















                 The accompanying notes are an integral part
                       of these financial statements.

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                    NOTES TO THE FINANCIAL STATEMENTS
                    ---------------------------------
                               (Unaudited)
                               -----------

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

     Cash and cash equivalents -
     ---------------------------
     Included in cash and cash equivalents are amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement.
As of April 30, 2013, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $5,730,000. In addition, approximately $6,209 was held in the Trust's German account at April 30, 2013.

     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2013 and 2012, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $3,270 and $3,476 in the second quarter of fiscal 2013 and 2012, respectively. For such office space and office services, the Trust reimbursed the Managing Director $10,168 and $12,249 in the first six months of fiscal 2013 and 2012, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the second quarter of fiscal 2013 and 2012, the Trust paid Cahill Gordon & Reindel LLP $17,138 and $16,724 for legal services, respectively. For the first six months of fiscal 2013 and 2012, the Trust paid Cahill Gordon & Reindel LLP $31,719 and $59,554 for legal services, respectively.

(4)  Employee benefit plan:
     ----------------------

     The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2013 and 2012 calendar years.

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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the cumulative royalty income received in fiscal 2013. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

          At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount is divided into thirds and forms the monthly royalty payments (payable on the 15th of each month) to the Trust for its upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly.

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

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 98% of the cumulative royalty income received under this agreement in fiscal 2013. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2013 and 2012, the Trust received $178,479 and $425,001, respectively, in sulfur royalties under the Mobil Agreement.

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

          Under the Mobil and OEG Agreements, the gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must rely on imports to meet the majority of its energy demands, oil prices on the international market (in U.S. dollars) have a significant impact on the price of light heating oil in Germany and a delayed impact on the price of gas. Additionally, there are efforts underway to decouple the linkage between oil prices and gas prices. Through 2010 based upon the royalty examination conducted by the Trust's accountants in Germany, the basic structure of the gas supply contracts had not changed and such decoupling, as of that point, had not occurred. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, the Trust's German accountants review these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments. The Trust's accountants in Germany have concluded their examination of the operating companies for 2009 and 2010 and no substantive errors were identified.

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars. The long-term impact relates to the mechanism of gas pricing contained in the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil, making that oil and the subsequently refined light heating oil more expensive. A stronger Euro would buy more oil, making that oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the prices of gas higher or lower. The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts.

          Seasonal demand factors affect the income from the Trust's royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are generally not material to the annual income received under the Trust's royalty rights.

          The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets. This information provides a context in which to evaluate the actions of the operating companies. In his position as consultant, he receives reports from EMPG with respect to current and planned drilling and exploration efforts. However, EMPG and the operating companies continue to limit the information flow to that which is required by German law.

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

Results:  Second Quarter of Fiscal 2013 Versus Second Quarter of Fiscal 2012
          ------------------------------------------------------------------

          For the second quarter of fiscal 2013, the Trust's net income was $5,842,545, a decrease of 6.7% from the net income of $6,262,114 for the second quarter of fiscal 2012. Total royalties received during the second quarter of fiscal 2013 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2013. These royalties were derived primarily from sale of gas from the Trust's overriding royalty areas in Germany. A distribution of 64 cents per unit was paid on May 29, 2013 to owners of record as of May 17, 2013.

                              2nd Fiscal Qtr.    2nd Fiscal Qtr.   Percentage
                              Ended 4/30/2013    Ended 4/30/2012     Change
-----------------------------------------------------------------------------
Total Royalty Income            $6,048,364         $6,441,635       -  6.11%
Net Income                      $5,842,545         $6,262,114       -  6.70%
Distributions per Unit            $0.64              $0.68          -  5.88%
-----------------------------------------------------------------------------

          Gas royalties under both the Mobil and the OEG Agreements for the second quarter of fiscal 2013 were lower than gas royalties for the second quarter of fiscal 2012. This decline was due primarily to lower gas prices under both royalty agreements as well as lower gas sales under the higher royalty rate Mobil Agreement in the second quarter of fiscal 2013.

                          2nd Fiscal Qtr.      2nd Fiscal Qtr.     Percentage
Mobil Agreement           Ended 4/30/2013      Ended 4/30/2012       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)             8.656                9.632           - 10.13%
Gas Prices (Ecents/Kwh)(2)    2.4352               2.8708           - 15.17%
Average Exchange Rate(3)      1.3105               1.3024           +  0.62%
Gas Royalties              $3,175,013           $4,137,430          - 23.26%
Gas Prices ($/Mcf)(4)         $ 9.17               $10.74           - 14.62%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               26.508               26.104           +  1.55%
Gas Prices (Ecents/Kwh)       2.9002               3.0872           -  6.06%
Average Exchange Rate         1.3105               1.3019           +  0.66%
Gas Royalties              $1,698,860           $1,806,345          -  5.95%
Gas Prices ($/Mcf)            $10.65               $11.24           -  5.25%
-----------------------------------------------------------------------------
(1) Billion cubic feet  (2) Euro cents per Kilowatt hour
(3) Based on average exchanges rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the second quarter of fiscal 2013, gas sales from western Oldenburg accounted for only 32.66% of all gas sales. However, royalties on these gas sales provided approximately 78.8% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the second quarter of fiscal 2013 increased 12.29%, or $23,477, to $214,431 from $190,954 in the second quarter of fiscal 2012 due primarily to a difference in the timing of payments for mailing costs associated with the annual meeting. Trust interest income received during the second quarter of fiscal 2013 decreased to $8,612 in comparison to $11,433 received in the second quarter of fiscal 2012 due to reduced funds available for investment.

          The current Statements of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2013, compared to that at fiscal year-end (October 31, 2012), shows an increase in assets due to the higher royalty receipts during the second quarter of fiscal 2013.


Results:  First Six Months of Fiscal 2013 Versus First Six Months of
          ----------------------------------------------------------
          Fiscal 2012
          -----------

         Total royalties received during the first six months of fiscal 2013 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2012 and the first calendar quarter of 2013. These royalties were derived primarily from sale of gas from the Trust's overriding royalty areas in Germany.

                                Six Months         Six Months      Percentage
                              Ended 4/30/2013    Ended 4/30/2012     Change
-----------------------------------------------------------------------------
Total Royalty Income            $11,844,198        $12,979,896      - 8.75%
Net Income                      $11,315,555        $12,341,378      - 8.31%
Distributions per Unit             $1.23              $1.34         - 8.21%
-----------------------------------------------------------------------------

          Gas royalties under both the Mobil and the OEG Agreements for the first six months of fiscal 2013 were lower in comparison to gas royalties for the first six months of fiscal 2012 due to the combination of lower gas sales and gas prices in the first six months of fiscal 2013.

                             Six Months         Six Months         Percentage
Mobil Agreement           Ended 4/30/2013      Ended 4/30/2012       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               17.554               19.381           -  9.43%
Gas Prices (Ecents/Kwh)       2.7021               2.8635           -  5.64%
Average Exchange Rate         1.3135               1.3020           +  0.88%
Gas Royalties              $7,155,704           $8,297,163          - 13.76%
Gas Prices ($/Mcf)            $10.19               $10.70           -  4.77%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               53.625               54.291           -  1.23%
Gas Prices (Ecents/Kwh)       2.9690               3.0007           -  1.06%
Average Exchange Rate         1.3093               1.3023           +  0.54%
Gas Royalties              $3,503,261           $3,653,970          -  4.12%
Gas Prices ($/Mcf)            $10.88               $10.92           -  0.37%
-----------------------------------------------------------------------------

          For the six months just ended, gas sales from western Oldenburg accounted for only 32.73% of all gas sales. However, royalties on these gas sales provided approximately 78.08% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the first six months of fiscal 2013 decreased 17.56%, or $115,897, to $544,178 from $660,075 for the first six months of fiscal 2012. This decrease in expenses is primarily due to the prior conclusion of the German litigation, which reduced legal expenses, and the prior conclusion of the royalty examination, which reduced accounting expenses. Trust expenses were further reduced by the lower Trustee fees calculated as specified under provisions in the Trust Agreement. Trust interest income received during the first six months of fiscal 2013 decreased to $15,535 in comparison to $21,557 received in the first six months of fiscal 2012 due to reduced funds available for investment.



                Report on Drilling and Geophysical Work
                ---------------------------------------


               The Trust's German consultant, Alfred Stachel, met with representatives of EMPG to inquire about drilling begun or completed in the 2011-2012 period and planned and proposed drilling and geophysical work for 2013 and beyond, as well as other general matters. The following is a summary of Mr. Stachel's account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, EMPG is not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

               EMPG has indicated that it will be conducting scheduled maintenance work at the Grossenkneten desulfurization plant during the month of June 2013. It is expected that this will reduce sour gas processing during this period by approximately one-third while the maintenance is being conducted.

               The following is a description of wells completed during 2011-2012. Brettorf Z-2b, a sour gas Zechstein well, was intended to re-open the Brettorf gas field, which had been shut-in since 2004. The well underwent a production test at the end of 2011, which showed an unstabilized low flow rate. It is currently shut-in awaiting further consideration with possible acidizing treatment under discussion. Visbek Z-8a, a western sour gas infill well, completed drilling in December 2011 and entered production in January 2012 with an initial stabilized production that showed further improvement in 2013. Goldenstedt Z-21, a sour gas well in eastern Oldenburg, completed drilling in April 2012 and has entered production with a good flow rate. Goldenstedt Z-15a, another sour gas infill well in eastern Oldenburg, was intended to serve two purposes. Its primary purpose was to increase gas recovery within the Zechstein reservoir but it was also deepened by another 1,000 meters to explore the Carboniferous strata below. The potential for this zone was confirmed with possible development set for the future. Access to the Carboniferous zone was then plugged and the well was completed in November 2012 as a Zechstein producer and entered production in early 2013. Visbek Z-16a, a western sour gas infill well, successfully completed drilling in August 2012 with a start of production in March 2013.

               EMPG has provided the following description of work planned for 2013. EMPG is continuing to conduct interpretation of previous seismic work to evaluate drilling prospects in different fields within the Oldenburg concession. The concession is comprised of four sub-concessions: Jeverland and Jade-Weser in the north, Oldenburg in the center and Munsterland in the south. EMPG has begun investigating the possibility of drilling an exploratory gas well within the Oldenburg sub-concession to evaluate the Rotliegend ("Red sandstone") formation located above the Carboniferous.
          Outside the Oldenburg concession the Rotliegend formation has been a very productive gas bearing zone but this is the first mention of this formation within the concession.

               EMPG has been pursuing a drilling program to exploit the Carboniferous zone, the deepest zone within the concession. This zone required the use of fracking in order to yield sufficient recovery rates to make these wells profitable. Since the middle of 2011, no fracking treatments have been carried out in Germany due to the Mining Authority's refusal to provide the required approvals. This seems to be a direct reaction to the general public rejection of fracking. As a result the development of the Carboniferous zone has been put on hold and EMPG has shifted drilling activities. For 2013 three sour gas infill wells are planned, two in the eastern and one in the western half of the concession. Goldenstedt Z-25, an eastern well, successfully completed drilling in January 2013 and production is scheduled to start in April 2013. Goldenstedt Z-34, the second eastern well, is scheduled to start drilling in the fourth quarter of 2013. Visbek Z-9b, the western well, is scheduled to start drilling in August 2013.

               Beyond drilling and seismic work, EMPG conducts ongoing maintenance. Over the past ten years a large number of eastern sweet gas wells in the Hengstlage field have been plagued by declining productivity due to salt precipitation within the perforated sections of piping. EMPG has installed a fresh water treatment system to flush out the salt constricting the flow of gas and restore productivity.

               EMPG has two wells currently scheduled for 2014. The first is Hemmelte NW T-1, a sweet gas well scheduled for drilling in mid-2014. Construction of the well site has been completed. This is an exploratory well intended to access the Bunter formation in western Oldenburg. Originally intended as a dual well accessing both the Bunter and Zechstein formations, the well was scaled back and a separate well may potentially be drilled in later years to explore the Zechstein formation. The second well is Goldenstedt Z-33, an eastern sour gas infill well, scheduled for some time in 2014.

               The Trust has been notified by EMPG that there are currently a further six wells within EMPG's portfolio for 2014 and beyond, two Zechstein and four Carboniferous wells. The drilling of the Carboniferous wells will not proceed until the lifting of the moratorium on fracking. However, whether these wells will be drilled is still at the discretion of EMPG and will depend upon results of earlier drilling and an evaluation of economic circumstances.



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

Item 1.   Legal Proceedings.
          -----------------

          The Trust is not a party to any pending legal proceedings. The previous litigation commenced by the Trust in Germany against the operating companies (See 2011 Annual Report on Form 10-K) was concluded after an adverse district court ruling in May 2012 from which the Trust, after consultation with its local counsel, decided not to appeal.


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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2013.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

Dated: May 30, 2013