Form 10-Q
period 2013-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2013-08-29
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2013    or
                                ---------------

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


Class                                     Outstanding at July 31, 2013
----------------------------              ----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JULY 31, 2013 AND OCTOBER 31, 2012
                     ----------------------------------
                                (Unaudited)
                                -----------

                                                2013                2012
                                         -----------------   ----------------

              ASSETS
             --------

Current assets - - Cash and
     cash equivalents                       $ 4,561,514          $ 4,778,199


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 4,561,515          $ 4,778,200
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current liabilities - - Distributions
     to be paid to unit owners, paid
     August 2013 and November 2012          $ 4,503,389          $ 4,687,200

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           58,125               90,999
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 4,561,515          $ 4,778,200
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
             -------------------------------------------------
                               (Unaudited)
                               -----------

                                                2013                2012
                                         -----------------   ----------------

German gas, sulfur and oil
     royalties received                     $ 4,687,351          $ 5,846,833

Interest income                                   4,818               10,077
                                            ------------         ------------

Trust Income                                $ 4,692,169          $ 5,856,910
------------                                ------------         ------------


Non-related party expenses                      211,288              243,407

Related party expenses (Note 3)                  21,495               24,409
                                            ------------         ------------

Trust Expenses                                 (232,783)            (267,816)
--------------                              ------------         ------------


Net Income                                  $ 4,459,386          $ 5,589,094
----------                                  ============         ============


Net income per unit                            $ .49                $ .61
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .49                $ .61
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2013                2012
                                         -----------------   ----------------

German gas, sulfur and oil
     royalties received                     $16,531,549          $18,826,729

Interest income                                  20,353               31,634
                                            ------------         ------------

Trust Income                                $16,551,902          $18,858,363
------------                                ------------         ------------


Non-related party expenses                      713,579              831,679

Related party expenses (Note 3)                  63,382               96,212
                                            ------------         ------------

Trust Expenses                                 (776,961)            (927,891)
--------------                              ------------         ------------


Net Income                                  $15,774,941          $17,930,472
----------                                  ============         ============


Net income per unit                            $1.72                $1.95
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $1.72                $1.95
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2013                2012
                                         -----------------   ----------------


Balance, beginning of period                $    90,999          $    89,889

Net income                                   15,774,941           17,930,472
                                            ------------         ------------

                                             15,865,940           18,020,361


Less:

Current year distributions paid
     or to be paid to unit owners            15,807,815           17,921,651
                                            ------------         ------------
Balance, end of period                      $    58,125          $    98,710
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012
           ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2013                2012
                                          -----------------   ---------------

Sources of cash and cash equivalents:
------------------------------------

German gas, sulfur and oil royalties         $16,531,549         $18,826,729

Interest income                                   20,353              31,634
                                             ------------        ------------
                                              16,551,902          18,858,363
                                             ------------        ------------

Uses of cash and cash equivalents:
---------------------------------

Payment of Trust expenses                        776,961             927,891

Distributions paid                            15,991,626          18,197,367
                                             ------------        ------------
                                              16,768,587          19,125,258
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period         (216,685)           (266,895)

Cash and cash equivalents,
     beginning of period                       4,778,199           5,971,866
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 4,561,514         $ 5,704,971
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

     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2013, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $4,307,000. In addition, approximately $6,000 was held in the Trust's German account at July 31, 2013.

     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2013 and 2012, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $8,040 and $6,173 in the third quarter of fiscal 2013 and 2012, respectively. For such office space and office services, the Trust reimbursed the Managing Director $18,208 and $18,422 in the first nine months of fiscal 2013 and 2012, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2013 and 2012, the Trust paid Cahill Gordon & Reindel LLP $13,455 and $18,236 for legal services, respectively. For the first nine months of fiscal 2013 and 2012, the Trust paid Cahill Gordon & Reindel LLP $45,174 and $77,790 for legal services, respectively.

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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 92% of the cumulative royalty income received in fiscal 2013. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. In recent years sweet gas has assumed the role of swing producer. During periods of high demand, the production of sweet gas is increased as necessary. During the summer months, sweet gas production is reduced due to a general decline in demand. Sour gas, in comparison, must be processed at either the Grossenkneten or the Norddeutsche Erdgas-Aufbereitungs GmbH ("NEAG") desulfurization plants before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plants are operated at capacity on a continual basis. Any excess production from the plants is stored in underground storage for higher demand periods. As needed, the operators conduct maintenance on the plants, generally during the summer months when demand is lower. EMPG has indicated that it will be conducting scheduled maintenance work at the Grossenkneten desulfurization plant during June 2013. If the operator is consistent with past practice, overall production during this maintenance period would be reduced by approximately one-third as the three units in the desulfurization plant would each be shut down in sequence for approximately two weeks.


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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2013 and 2012, the Trust received $489,812 and $425,001, respectively, in sulfur royalties under the Mobil Agreement.

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

         Under the Mobil and OEG Agreements, the gas is sold to various distributors under long term contracts which delineate, among other provisions, the timing, manner, volume and price of the gas sold. The pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must rely on imports to meet the majority of its energy demands, oil prices on the international market (in U.S. dollars) have a significant impact on the price of light heating oil in Germany and a delayed impact on the price of gas. Additionally, there are efforts underway to decouple the linkage between oil prices and gas prices. Through 2010 based upon the royalty examination conducted by the Trust's accountants in Germany, the basic structure of the gas supply contracts had not changed and such decoupling, as of that point, had not occurred. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. Working under a confidentiality agreement with the operating companies, the Trust's German accountants review these contracts periodically on behalf of the Trust to verify the correctness of application of the Agreement formulas for the computation of royalty payments. In November 2013, the Trust's German accountants are expected to begin their examination of royalty calculations covering the calendar years 2011 and 2012.

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

          The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets. This information provides a context in which to evaluate the actions of the operating companies. In his position as the Trust's consultant, he receives reports from EMPG with respect to current and planned drilling and exploration efforts. However, EMPG and the operating companies continue to limit the information flow to that which is required by German law.

          The low level of administrative expenses of the Trust limits the effect of inflation on its costs. Sustained price inflation would be reflected in sales prices. Sales prices along with sales volumes form the bases on which the royalties paid to the Trust are computed. The impact of inflation or deflation on energy prices in Germany is delayed by the use, in certain long-term gas sales contracts, of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.

Results: Third Quarter of Fiscal 2013 Versus Third Quarter of Fiscal 2012
         ----------------------------------------------------------------

          For the third quarter of fiscal 2013, the Trust's net income was $4,459,386, a decrease of 20.21% from the net income of $5,589,094 for the third quarter of fiscal 2012. This decrease was caused primarily by the carryover of negative adjustments due to the overpayment of royalties in the prior quarter. Total royalties received during the third quarter of fiscal 2013 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2013. Royalties from the sale of gas accounted for a majority of total royalty income. A distribution of 49 cents per unit was paid on August 28, 2013 to owners of record as of August 16, 2013.

-----------------------------------------------------------------------------
                              3rd Fiscal Qtr.    3rd Fiscal Qtr.   Percentage
                              Ended 7/31/2013    Ended 7/31/2012     Change
-----------------------------------------------------------------------------
Total Royalties Received        $4,687,351         $5,846,833       - 19.83%
Net Income                      $4,459,386         $5,589,094       - 20.21%
Distribution per Unit             $0.49              $0.61          - 19.67%
-----------------------------------------------------------------------------

          Gas royalties under the Mobil Agreement for the third quarter of fiscal 2013 were lower than gas royalties for the third quarter of fiscal 2012 due to the decline in gas sales. Gas royalties under the OEG Agreement for the third quarter of fiscal 2013 were higher than gas royalties for the third quarter of fiscal 2012 due to increases in gas prices and in the average exchange rate.

-----------------------------------------------------------------------------
                          3rd Fiscal Qtr.      3rd Fiscal Qtr.     Percentage
Mobil Agreement           Ended 7/31/2013      Ended 7/31/2012       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)             8.102                9.140           - 11.36%
Gas Prices (Ecents/Kwh)(2)    2.7651               2.6666           +  3.69%
Average Exchange Rate(3)      1.3090               1.2530           +  4.47%
Gas Royalties              $3,368,452           $3,510,504          -  4.05%
Gas Prices ($/Mcf)(4)         $10.39               $ 9.60           +  8.23%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               24.436               26.254           -  6.92%
Gas Prices (Ecents/Kwh)       2.7696               2.5079           + 10.44%
Average Exchange Rate         1.3048               1.2488           +  4.48%
Gas Royalties              $1,457,094           $1,391,324          +  4.73%
Gas Prices ($/Mcf)            $10.12               $ 8.77           + 15.39%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Euro cents per Kilowatt hour
(3) Based on average exchange rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the third quarter of fiscal 2013, gas sales from western Oldenburg accounted for only 33.16% of all gas sales. However, royalties on these gas sales provided approximately 74.89% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the third quarter of fiscal 2013 decreased 13.08% or $35,033 to $232,783 in comparison to $267,816 for the prior year's
equivalent period.   This decline in expenses is due to the reduction in
legal costs associated with the termination of litigation in Germany and the reduction in accounting costs associated with the prior completion of the examination of royalty calculations for 2009-2010. Trust interest income received during the third quarter of fiscal 2013 decreased to $4,818 in comparison to $10,077 received in the third quarter of fiscal 2012 due to reduced funds available for investment.

          The current Statements of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2013, compared to that at fiscal year-end (October 31, 2012), shows a decrease in assets due to lower royalty receipts during the third quarter of fiscal 2013.


Results:  First Nine Months of Fiscal 2013 Versus First Nine Months of
          ------------------------------------------------------------
          Fiscal 2012
          -----------

         Total royalties received during the first nine months of fiscal 2013 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2012 and the first and second calendar quarters of 2013. Royalties from the sale of gas accounted for a majority of total royalty income.

-----------------------------------------------------------------------------
                                Nine Months        Nine Months     Percentage
                              Ended 7/31/2013    Ended 7/31/2012     Change
-----------------------------------------------------------------------------
Total Royalties Received        $16,531,549        $18,826,729      - 12.19%
Net Income                      $15,774,941        $17,930,472      - 12.02%
Distributions per Unit             $1.72              $1.95         - 11.79%
-----------------------------------------------------------------------------

          Gas royalties under both the Mobil and the OEG Agreements for the first nine months of fiscal 2013 were lower in comparison to gas royalties for the first nine months of fiscal 2012 due primarily to lower gas sales.

-----------------------------------------------------------------------------
                            Nine Months          Nine Months       Percentage
Mobil Agreement           Ended 7/31/2013      Ended 7/31/2012       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               26.656               28.521           - 10.05%
Gas Prices (Ecents/Kwh)       2.7220               2.8004           -  2.80%
Average Exchange Rate         1.3120               1.2871           +  1.93%
Gas Royalties              $10,524,156          $11,807,667         - 10.87%
Gas Prices ($/Mcf)            $10.26               $10.35           -  0.87%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               78.062               80.545           -  3.08%
Gas Prices (Ecents/Kwh)       2.9065               2.8399           +  2.35%
Average Exchange Rate         1.3080               1.2871           +  1.62%
Gas Royalties              $4,960,355           $5,045,294          -  1.68%
Gas Prices ($/Mcf)            $10.64               $10.22           +  4.11%
-----------------------------------------------------------------------------

          For the nine months of fiscal 2013, gas sales from western Oldenburg accounted for only 32.87% of all gas sales. However, royalties on these gas sales provided approximately 77.22% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the nine month period of fiscal 2013 decreased 16.27% or $150,930 to $776,961 in comparison to $927,891 for the prior fiscal year's equivalent period. This decline in expenses is due to reduction in legal costs associated with the prior dismissal of litigation in Germany and the reduction in accounting costs associated with the prior completion of the examination of royalty calculations for 2009-2010. Trust interest income received during the first nine months of fiscal 2013 decreased to $20,353 in comparison to $31,634 received in the first nine months of fiscal 2012 due to reduced funds available for investment.



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


Item 1.   Legal Proceedings.
          -----------------

          The Trust is not a party to any pending legal proceedings. The previous litigation commenced by the Trust in Germany against the operating companies (See 2011 Annual Report on Form 10-K) was concluded after an adverse district court ruling in May 2012 from which the Trust and its co-plaintiff, after consultation with its local counsel, decided not to appeal.


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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2013. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2013.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.



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

August 29, 2013