Form 10-K
period 2013-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2013-12-30
CIK 72633

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2013 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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
Yes        No
    -----      -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer   X
                        -----                         -----

Non-accelerated filer               Smaller reporting company
                      -----                                   -----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 30, 2013, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $226,205,823 on such date.

As of December 30, 2013, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the annual meeting to be held on February 11, 2014.

                            TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                PART I

Item 1.   Business.....................................................  4
Item 1A.  Risk Factors.................................................  8
Item 1B.  Unresolved Staff Comments.................................... 10
Item 2.   Properties................................................... 11
Item 3.   Legal Proceedings............................................ 14
Item 4.   Mine Safety Disclosure....................................... 14

                                PART II

Item 5.   Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchase of Equity
           Securities.................................................. 15
Item 6.   Selected Financial Data...................................... 17
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk... 30
Item 8.   Financial Statements and Supplementary Data.................. 31
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 41
Item 9A.  Controls and Procedures...................................... 41
Item 9B.  Other Information............................................ 43

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance....... 44
Item 11.  Executive Compensation....................................... 44
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.................. 44
Item 13.  Certain Relationships and Related Transactions, and Director
           Independence................................................ 45
Item 14.  Principal Accountant Fees and Services....................... 45

                                PART IV

Item 15.  Exhibits and Financial Statement Schedules................... 46
Signatures............................................................. 47

Exhibit Index.......................................................... 48

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


     (d)  Financial Information about Geographic Areas.
          ---------------------------------------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2013.

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

          There are continuing and growing efforts underway to decouple the linkage between oil prices and gas prices, that has historically existed in European gas supply contracts. In recent years as oil prices have increased, that linkage has supported higher gas prices. A spot market has developed in Europe in recent years with corresponding spot market prices for gas where the gas price is not linked to oil prices. For decades, the European gas market has valued stability of supply over price considerations. In recent years with the advent of additional sources of supply and concerns over high energy prices, there has been a shift in this position to one where price has been given a larger role. Whether the efforts to completely remove the linkage will succeed cannot be determined. However, there are increasing indications that efforts to decouple the price of gas from the price of oil are strengthening and that the occasions of spot market prices being utilized in gas sale contracts may be growing. At this time we cannot predict what impact such decoupling might have on the Trust and its royalty income.


Changes in the dollar value of the Euro have both an immediate and long-term
----------------------------------------------------------------------------
impact on the Trust.
-------------------

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

          The long-term impact relates to the mechanism of gas pricing contained in some of the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the contractual price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light
heating oil more expensive.   A stronger Euro would buy more oil making that
oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the prices of gas higher or lower. The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts. For gas that is sold on the spot market or between Mobil Erdgas and BEB using spot market prices (intra-company sales), there is no long-term impact because there is no relationship between the price of gas and the price of oil for these sales.


Item 1B.  Unresolved Staff Comments.
          -------------------------

          None.


Item 2.   Properties.
          ----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of ExxonMobil, or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group owns one-third of OEG. The Oldenburg concession (1,398,000 acres), covering virtually the entire former Grand Duchy of Oldenburg and located in the German federal state of Lower

Saxony, provides nearly 100% of the royalties received by the Trust. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. In 2002, Mobil Erdgas and BEB formed EMPG to carry out all exploration, drilling and production activities. All sales activities are still handled by either Mobil Erdgas or BEB.

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 98% of all the royalties under said agreement. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement (as compared to the OEG Agreement described below) due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average selling price falls below the indexed base price, no royalties are payable. Prior to the second quarter of fiscal 2008, the Trust had not received any royalties from sulfur sales under the Mobil Agreement for over 10 years and for fiscal 2009 and 2010 sulfur royalties were only received intermittently. During fiscal 2011, the Trust received four sulfur royalty payments attributable to each of the four quarters. During fiscal 2012 and fiscal 2013, the Trust received four payments representing quarterly sulfur royalties. Sulfur royalties under the Mobil Agreement totaled $600,514, $825,369 and $613,203 during fiscal 2013, 2012 and 2011, respectively.

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

          In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of leases of various sizes in other areas of northwest Germany. At the present time, all but one of these leases are in the non-producing category. Due to the low level of income and the intermittent gas production from the single producing lease, Grosses Meer, reserves from this lease are not included in reserve calculations for this report year. In 2008, the German authorities requested that the operating companies conduct a reservoir analysis of the Grosses Meer leasehold area to determine whether the royalties were being properly allocated based on the locations of the gas reserves. As a consequence, the payment of royalties to the Trust was suspended. Following the completion of the reservoir analysis, a cumulative royalty payment of $61,548 was received by the Trust in the third quarter of fiscal 2010. This payment covered the years 2005 through
2009 and the first quarter of calendar 2010.   Since fiscal 2010, production
and royalties from Grosses Meer continued to be intermittent and minimal.
                                  - 12 -

Royalties from Grosses Meer were $0, $3,813, and $0 during fiscal 2013, 2012 and 2011, respectively.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2013 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   19,962,499
Sulfur                                                   $    1,158,528
Oil                                                      $      425,271

                           BY GEOGRAPHIC AREA:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  16,701,384
Eastern Oldenburg                                        $   4,844,914
Non-Oldenburg Areas                                      $           0

                          BY OPERATING COMPANY:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                 $  14,339,348
BEB (under the OEG Agreement)                            $   7,206,950


          Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2013 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2013 (the "Cost Depletion Report").
The Cost Depletion Report, dated December 13, 2013, was prepared by Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2013 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2013 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2013. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

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

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2013 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2013, 2012, 2011, 2010 and 2009 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.   Legal Proceedings.
          -----------------

          The Trust is not a party to any pending legal proceedings. The previous litigation commenced by the Trust in Germany against the operating companies (See 2011 Annual Report on Form 10-K) was concluded after an adverse district court ruling in May 2012, from which the Trust and its co-plaintiff, after consultation with their local counsel, determined not to appeal.


Item 4.   Mine Safety Disclosure.
          ----------------------

          Not Applicable.

                                PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder
          --------------------------------------------------------------
          Matters and Issuer Purchases of Equity Securities.
          --------------------------------------------------

          The Trust's units of beneficial interest are listed for trading on the New York Stock Exchange under the symbol NRT. Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses. As of November 30, 2013, there were 850 unit owners of record.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2013 and 2012 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.



                               FISCAL YEAR 2013
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2013                     $21.80         $28.25      $0.59
April 30, 2013                       $23.35         $27.00      $0.64
July 31, 2013                        $24.00         $26.18      $0.49
October 31, 2013                     $21.54         $26.06      $0.53



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

          The Cost Depletion Report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2013 is 10.6104%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2013 calendar year are included on special removable pages in the 2013 Annual Report. Additionally, the tax reporting information for 2013 is available on the Trust's website, www.neort.com, in the section marked Tax Letters contained within the Tax Information section.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2013, 2012 or 2011 and has never made such repurchases.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2013
               ----------------------------------------------

                  2013         2012        2011         2010         2009
              -----------  -----------  -----------  -----------  -----------
German gas,
 sulfur
 and oil
 royalties
 received     $21,546,298  $23,672,808  $25,148,523  $19,645,331  $28,724,078
              ===========  ===========  ===========  ===========  ===========

Net Income    $20,635,306  $22,609,961  $24,195,907  $18,720,265  $27,699,228
              ===========  ===========  ===========  ===========  ===========
Net Income
 per unit (a)    $2.25        $2.46        $2.63        $2.04        $3.01
                 =====        =====        =====        =====        =====
Units of
 beneficial
 interest
 outstanding
 at end
 of year (a)   9,190,590    9,190,590    9,190,590    9,190,590    9,190,590

Distributions
  per unit
  paid or to
  be paid to
  unit owners     $2.25        $2.46        $2.63        $2.04        $3.01
                  =====        =====        =====        =====        =====
Total assets
 at year end   $4,918,491   $4,778,200   $5,971,867   $5,211,966   $3,586,198
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

          At approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount is divided into thirds and forms the monthly royalty payments (payable on the 15th of each month) to the Trust for its upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies are paid immediately and any overpayment is deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly. The Trust's German accountants review the royalty calculations on a biennial basis.

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

          Under the Mobil and OEG Agreements, the gas is sold either to various distributors under long-term contracts (which delineate, among other provisions, the timing, manner, volume and price of the gas sold) or the gas
is sold at the spot market prices.   Gas sold at spot market prices is either
sold directly on the spot market or the gas is sold between Mobil Erdgas and BEB (intra-company sales). With regard to gas sales under the long-term contracts, the pricing mechanisms contained in these contracts include a delay factor of three to six months and often specify the use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must rely on imports to meet the majority of its energy demands, oil prices on the international market (in U.S. dollars) have a significant impact on the price of light heating oil in Germany and a delayed impact on the price of gas. The price of gas sold on the spot market or sold between Mobil Erdgas and BEB is not based on a relationship to the price of oil but instead the gas is sold at the quoted market price of gas then trading as determined by supply and demand. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review both the contractual sales and spot market or intra-company sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany are in the process of conducting their examination of the operating companies for 2011 and 2012 and, when their report is complete, they may be able to provide further insight into the issue of spot market prices and their impact on the Trust.

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars. The long-term impact relates to the mechanism of gas pricing contained in some of the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light heating oil more expensive. A stronger Euro would buy more oil making that oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the prices of gas higher or lower.
The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts. With regard to either spot market or intra-company sales, there is no long-term impact because there is no relationship between the price of gas and the price of oil.

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

          The low level of administrative expenses of the Trust limits the effect of inflation on costs. Sustained price inflation would be reflected in sales prices. Sales prices along with sales volumes form the basis on which the royalties paid to the Trust are computed. The impact of inflation or deflation on energy prices in Germany is delayed by the use in certain long-term gas sales contracts of a delay factor of three to six months prior to the application of any changes in light heating oil prices to gas prices.


Results:  Fiscal 2013 versus Fiscal 2012
----------------------------------------

          For fiscal 2013, the Trust's gross royalty income decreased 8.98% to $21,546,298 from $23,672,808 in fiscal 2012. The decrease in royalty income is due to declines in gas sales. The impact of this factor was reduced but not completely offset by the increase in gas prices and average exchange rates. The decrease in the amount of royalty income resulted in the lower distributions. The total distribution for fiscal 2013 was $2.25 per unit compared to $2.46 per unit for fiscal 2012. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. In the fourth fiscal quarter of 2013, the prior year adjustment represented a minor positive impact of $0.0043 per unit. In the fourth quarter of fiscal 2012, the prior year adjustment represented a negative impact of approximately $0.0189 per unit.

          Under the Mobil Agreement, gas sales declined 9.88% to 33.829 Billion cubic feet ("Bcf") in fiscal 2013 from 37.539 Bcf in fiscal 2012. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is most likely that the decline in gas production is due to the normal reduction in well pressure that is experienced over time which has not been fully offset by the addition of new wells and production capacity.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2013 Gas Sales       2012 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                  8.897                9.749              - 8.74%
Second                 8.656                9.632              -10.13%
Third                  8.102                9.140              -11.36%
Fourth                 8.174                9.018              - 9.36%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     33.829               37.539              - 9.88%

          Average prices for gas sold under the Mobil Agreement increased 0.19% to 2.7066 Ecents/kWh in fiscal 2013 from 2.7015 Ecents/kWh in fiscal 2012.

  Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
------------------------------------------------------------------------------
Fiscal Quarter     2013 Gas Prices     2012 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.9620              2.8563               + 3.70%
Second                2.4352              2.8708               -15.17%
Third                 2.7651              2.6666               + 3.69%
Fourth                2.6583              2.3884               +11.30%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.7066              2.7015               + 0.19%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $10.24 per thousand cubic feet ("Mcf"), a 2.71% increase over fiscal 2012's average price of $9.97/Mcf. For fiscal 2013, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.3172, an increase of 2.47% from the average Euro/dollar exchange rate of $1.2854 for fiscal 2012.

            Average Euro Exchange Rate under the Mobil Agreement
----------------------------------------------------------------------------
                     2013 Average        2012 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.3158              1.3017               + 1.08%
Second                 1.3105              1.3024               + 0.62%
Third                  1.3090              1.2530               + 4.47%
Fourth                 1.3334              1.2824               + 3.98%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.3172              1.2854               + 2.47%

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2013, the volume of gas sold from western Oldenburg accounted for only 32.76% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 77.93% or $15,556,093 out of a total of $19,962,499 in overall Oldenburg gas royalties.

          Under the OEG Agreement, gas sales decreased 3.01% to 103.256 Bcf in fiscal 2013 from 106.457 Bcf in fiscal 2012. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is most likely that the decline in gas production is due to the normal reduction in well pressure that is experienced over time which has not been fully offset by the addition of new wells and production capacity.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
----------------------------------------------------------------------------
Fiscal Quarter     2013 Gas Sales       2012 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 27.117               28.187              - 3.80%
Second                26.508               26.104              + 1.55%
Third                 24.436               26.254              - 6.92%
Fourth                25.195               25.912              - 2.77%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total    103.256              106.457              - 3.01%

          Average gas prices for gas sold under the OEG Agreement increased 2.37% to 2.8561 Ecents/kWh in fiscal 2013 from 2.7900 Ecents/kWh in fiscal 2012.

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
----------------------------------------------------------------------------
Fiscal Quarter     2013 Gas Prices     2012 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 3.0363              2.9205                + 3.97%
Second                2.9002              3.0872                - 6.06%
Third                 2.7696              2.5079                +10.44%
Fourth                2.7003              2.6346                + 2.49%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.8561              2.7900                + 2.37%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $10.51/Mcf, a 4.68% increase over fiscal 2012's average price of $10.04/Mcf. For fiscal 2013, royalties paid under the OEG Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.3136, an increase of 2.19% from the average Euro/dollar exchange rate of $1.2854 for fiscal 2012.

            Average Euro Exchange Rate under the OEG Agreement
----------------------------------------------------------------------------
                     2013 Average        2012 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.3083              1.3028               + 0.42%
Second                 1.3105              1.3019               + 0.66%
Third                  1.3048              1.2488               + 4.48%
Fourth                 1.3352              1.2845               + 3.95%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.3136              1.2854               + 2.19%

          Interest income for fiscal 2013 decreased 36.84% to $25,363 as compared to $40,156 for fiscal 2012 reflecting the reduction in royalty receipts. Trust expenses decreased 15.11% to $936,355 in fiscal 2013 from $1,103,003 in fiscal 2012 primarily due to the absence of legal costs associated with the litigation in Germany, the absence of accounting costs associated with the biennial royalty examination for the years 2009 and 2010 and the reduction in Trustees fees as specified according to the provisions of the Trust Agreement.


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

          Under the Mobil Agreement, gas sales declined 13.62% to 37.539
Bcf in fiscal 2012 from 43.456 Bcf in fiscal 2011. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is possible that the decline in gas production is due to the normal reduction in well pressure that is experienced over time which has not been fully offset by the addition of new wells and production capacity.

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

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $9.97/Mcf, a 2.68% increase over fiscal 2011's average price of $9.71/Mcf. For fiscal 2012, royalties paid under the

Mobil Agreement were transferred at an average Euro/dollar exchange rate of $1.2854, a decrease of 7.34% from the average Euro/dollar exchange rate of $1.3872 for fiscal 2011.

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



Report on Exploration and Drilling
----------------------------------

         The Trust's German consultant meets periodically with representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the Trust's German consultant's conversations with representatives of EMPG. The Trust is not able to confirm the accuracy of any of these responses. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

                Visbek Z-16a, a sour gas well, was successfully completed in 2012 and entered production with a good flow rate. However, after a few months of production, it suffered a severe casing collapse. EMPG intends to drill a new well parallel to the original well but has not yet set the date for the start of drilling. The final well that began drilling in 2012 was Goldenstedt Z-15a. This well had two purposes. The primary purpose is to serve as an infill well and improve the gas recovery factor in this area of the Zechstein reservoir. Production started in early 2013 at a higher flow rate than that initially reported. During the actual drilling, the depth of the well was increased by an additional 1,000 meters from the bottom of the Zechstein formation to penetrate the Carboniferous zone which lies beneath. This portion of the well was designated as Goldenstedt Z-15a (K) and was intended to explore reservoir conditions in the Carboniferous zone and delineate the gas bearing strata in this area. Test results for the Carboniferous zone indicated a high level of gas saturation as well as good porosity in the reservoir rock. The extension to the Carboniferous zone was then plugged. EMPG has indicated that this area of the Carboniferous zone may have further the development potential for an additional three wells.

               The moratorium on hydraulic fracking caused EMPG to shift its emphasis in 2012-2013 to infill drilling in the Zechstein zone within eastern Oldenburg. Three wells, Goldenstedt Z-25, Goldenstedt Z-34 and Visbek Z-9b, were planned for 2013. However, due to problems with the drilling rig schedule only one well was completed and just one other was begun. Goldenstedt Z-25 began drilling its second hole after problems encountered in the first drilling effort. The second hole was completed in January 2013 with production slated to begin in April 2013. For unexplained reasons the completion was delayed and production still has not begun. Visbek Z-9b, a sour gas well, was also delayed due to drilling rig availability and only began drilling in November 2013. Goldenstedt Z-34, originally scheduled to begin drilling in the fourth quarter of 2013, has been delayed and is currently scheduled to begin drilling in the second quarter of 2014.

               Beyond the one well delayed until 2014 due the drilling rig scheduling problems only one other well is scheduled for 2014. Hemmelte NW T-1, a western sweet gas well intended to exploit the Bunter zone, is scheduled to begin drilling in mid-2014. This is the first western well drilled in a number of years and, while it carries extra risk since it is a wildcat well, it has the potential of opening up new reserves not previously known. The completion of this well may be further delayed since there are indications that the Bunter sandstone may require fracking.

               Including Oythe Z-4, which was postponed from 2012, there are a total of six wells, four Carboniferous (Oythe Z-4 and Goldenstedt Z-24, Z-26 and Z-27) and two Zechstein (Kneheim Z-5a and Quaadmoor Z-4a), still in the portfolio for the period beyond 2014. The drilling of the four Carboniferous wells will depend upon the lifting of the moratorium on fracking, which according to EMPG's best estimate is unlikely prior to 2015. The drilling of Goldenstedt Z-26 and Z-27 are additionally dependent on the results of the drilling of Goldenstedt Z-24.

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


Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2013 other than the distribution announced on October 31, 2013 and payable to unit owners on November 27, 2013, as reflected in the statement of assets, liabilities and trust corpus.

                             Payments Due by Period
                             ----------------------

                                   Less than       1-3       3-5     More than
                      Total         1 Year        Years     Years     5 Years
                  -------------  -------------   -------   -------   ---------
Distributions
payable to
unit owners        $4,871,013     $4,871,013       $0        $0         $0


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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2013 and 2012                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Fiscal Years Ended October 31, 2013,
    2012 and 2011                                                 F-3

  Statements of Undistributed Earnings for the Fiscal
    Years Ended October 31, 2013, 2012 and 2011                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Fiscal Years Ended October 31, 2013, 2012 and 2011        F-5

  Notes to Financial Statements                                F-6 - F-9

           Report of Independent Registered Public Accounting Firm


To the Board of Trustees and the Unit Owners of North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2013 and 2012, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2013. The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2013 and 2012, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the years in the three-year period ended October 31, 2013, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 30, 2013 expressed an unqualified opinion.




/s/ WeiserMazars LLP
New York, NY
December 30, 2013









                                   F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2013 AND 2012
                       -------------------------

                ASSETS                         2013          2012
                ------                     ------------   ------------

Current Assets --
  Cash and cash equivalents                 $4,918,490     $4,778,199

Producing gas and oil royalty
  rights, net of amortization
  (Notes 1 and 2)                                    1              1
                                           ------------   ------------
Total Assets                                $4,918,491     $4,778,200
                                           ============   ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Distributions to be paid
  to unit owners, paid
  November 2013 and 2012                    $4,871,013     $4,687,200


Trust corpus (Notes 1 and 2)                         1              1

Undistributed earnings                          47,477         90,999
                                           ------------   ------------
Total Liabilities and Trust Corpus          $4,918,491     $4,778,200
                                           ============   ============

















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-2


                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2013, 2012 AND 2011
        ----------------------------------------------------------


                                 2013           2012           2011
                             ------------   ------------   ------------
German gas, sulfur and
  oil royalties received     $21,546,298    $23,672,808    $25,148,523

Interest income                   25,363         40,156         26,233
                             ------------   ------------   ------------

Trust Income                  21,571,661     23,712,964     25,174,756
                             ------------   ------------   ------------


Non-related party expenses   (   857,334)   (   982,700)   (   872,233)

Related party expenses       (    79,021)   (   120,303)   (   106,616)
                             ------------   ------------   ------------

Trust expenses               (   936,355)   ( 1,103,003)   (   978,849)
                             ------------   ------------   ------------

Net income                   $20,635,306    $22,609,961    $24,195,907
                             ============   ============   ============


Net income per unit              $2.25          $2.46          $2.63
                                =======        =======        =======

Distributions per unit paid
  or to be paid to
  unit owners                    $2.25          $2.46          $2.63
                                =======        =======        =======















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-3

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2013, 2012 AND 2011
        ----------------------------------------------------------


                                  2013          2012           2011
                             ------------   ------------   ------------

Balance, beginning of year   $    90,999    $    89,889    $    65,234

Net income                    20,635,306     22,609,961     24,195,907
                             -----------    -----------    ------------
                              20,726,305     22,699,850     24,261,141

Less:


Current year distributions
  paid or to be paid
  to unit owners              20,678,828     22,608,851     24,171,252
                              -----------   -----------    ------------


Balance, end of year          $   47,477     $   90,999    $    89,889
                             ============   ============   ============

























                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2013, 2012 AND 2011
        ----------------------------------------------------------


                                    2013          2012          2011
                               ------------   ------------   ------------
Sources of cash and
  cash equivalents:

  German gas, sulfur and
    oil royalties received      $21,546,298    $23,672,808    $25,148,523


  Interest income                    25,363         40,156         26,233
                                ------------   ------------   ------------
                                 21,571,661     23,712,964     25,174,756
                                ------------   ------------   ------------

Uses of cash and
  cash equivalents:

  Payment of Trust expenses         936,355      1,103,003        978,849


  Distributions paid             20,495,015     23,803,628     23,436,006
                                ------------   ------------   ------------
                                 21,431,370     24,906,631     24,414,855
                                ------------   ------------   ------------

Net increase (decrease)
  in cash and cash
  equivalents during the year       140,291     (1,193,667)       759,901

Cash and cash equivalents,
  beginning of year               4,778,199      5,971,866      5,211,965
                                ------------   ------------   ------------
Cash and cash equivalents,
  end of year                   $ 4,918,490    $ 4,778,199    $ 5,971,866
                                ============   ============   ============











                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2013, 2012 AND 2011
                    -------------------------------


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





                                  F-6

      Cash and cash equivalents -
      ---------------------------

      Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2013, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $4,660,000. In addition, approximately $11,600 was held in the Trust's German account at October 31, 2013.

      Net income per unit -
      ---------------------

      Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2013, 2012 and 2011, there were 9,190,590 units of beneficial interest outstanding.

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


(3) Related party transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $25,602, $27,095 and $29,039 in fiscal 2013, 2012 and 2011, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For legal services, the Trust paid Cahill Gordon & Reindel LLP $53,419, $93,208 and $77,577 in fiscal 2013, 2012 and 2011, respectively.


                                    F-7

(4) Employee benefit plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2013, 2012 and 2011 calendar years.


(5) Legal matters:
    --------------

    The Trust is not a party to any pending legal proceedings. The previous litigation commenced by the Trust in Germany against the operating companies (See 2011 Annual Report on Form 10-K) was concluded after an adverse district court ruling in May 2012, from which the Trust and its co-plaintiff, after consultation with their local counsel, determined not to appeal.





































                                   F-8

(6) Quarterly results (unaudited):
    ------------------------------

    The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2013 and 2012.


                              Fiscal 2013 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received      $5,795,834  $6,048,364  $4,687,351  $5,014,749   $21,546,298

Net income      $5,473,010  $5,842,545  $4,459,386  $4,860,365   $20,635,306

Net income
  per unit         $0.60       $0.64       $0.49       $0.53         $2.25

Distributions
  paid or
  to be paid    $5,422,448  $5,881,978  $4,503,389  $4,871,013   $20,678,828

Distributions
  per unit
  paid or to
  be paid to
  unit owners      $0.59       $0.64       $0.49       $0.53         $2.25



                              Fiscal 2012 by Quarter and Year
                -------------------------------------------------------------
                   First       Second      Third      Fourth        Year
                ----------  ----------  ----------  ----------  -------------
Royalties
  received      $6,538,261  $6,441,635  $5,846,833  $4,846,079   $23,672,808

Net income      $6,079,264  $6,262,114  $5,589,094  $4,679,489   $22,609,961

Net income
  per unit         $0.66       $0.68       $0.61       $0.51         $2.46

Distributions
  paid or
  to be paid    $6,065,789  $6,249,601  $5,606,261  $4,687,200   $22,608,851

Distributions
  per unit
  paid or to
  be paid to
  unit owners      $0.66       $0.68       $0.61       $0.51         $2.46






                                   F-9

Item 9.   Changes in and Disagreements with Accountants
          ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2013. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2013.



Internal Control over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2013. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2013 has been audited by WeiserMazars LLP, the Trust's independent auditor, as stated in their report which follows.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm on
               Internal Control over Financial Reporting

To the Board of Trustees and the Unit Owners of North European Oil Royalty Trust


We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

The Trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of management and Trustees of the Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of October 31, 2013 and 2012, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2013 and our report dated December 30, 2013 expressed an unqualified opinion thereon.


/s/ WeiserMazars LLP
New York, NY
December 30, 2013



          Part C.   Changes in Internal Control over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

          Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 11, 2014, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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


Item 11. Executive Compensation.
         ----------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 11, 2014, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 11, 2014, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions, and Director
         ------------------------------------------------------------
         Independence.
         ------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 11, 2014, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 11, 2014, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.



                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Fiscal Years
               Ended October 31, 2013, 2012 and 2011

               Report of Independent Registered Public Accounting Firm

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2013 and 2012

               Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2013, 2012 and 2011

               Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2013, 2012 and 2011

               Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2013, 2012 and 2011

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 30, 2013        By:  /s/ John R. Van Kirk
                                --------------------------------------------
                                         John R. Van Kirk, Managing Director
                                         and Principal Accounting Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 30, 2013             /s/ Robert P. Adelman
                                     ---------------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 30, 2013             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 30, 2013             /s/ Lawrence A. Kobrin
                                     -------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 30, 2013             /s/ Willard B. Taylor
                                     ------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 30, 2013             /s/ Rosalie J. Wolf
                                     ----------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 30, 2013             /s/ John R. Van Kirk
                                     ---------------------------------------
                                         John R. Van Kirk, Managing Director
                                         and Principal Accounting Officer

                             Exhibit Index
                             -------------

Exhibit                                                              Page
-------                                                              ----

(3.1)   North European Oil Royalty Trust Agreement,
          dated September 10, 1975, as amended through February 13, 2008(incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008. (File No. 0-8378)).

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

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            46
          Financial Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  48
          Chief Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  Calculation of Cost Depletion Percentage                      49
         for the 2013 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2013 prepared by Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).