Form 10-Q
period 2014-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2014-02-27
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2014    or
                                ------------------

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


Class                                     Outstanding at January 31, 2014
----------------------------              -------------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JANUARY 31, 2014 AND OCTOBER 31, 2013
                     -------------------------------------
                                (Unaudited)
                                -----------

                                                2014                2013
                                         -----------------   ----------------

              ASSETS

Current assets -- Cash and
     cash equivalents                       $ 5,006,285          $ 4,918,490


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 5,006,286          $ 4,918,491
                                            ============         ============


    LIABILITIES AND TRUST CORPUS

Current liabilities -- Distributions
     to be paid to unit owners, paid
     February 2014 and November 2013        $ 4,962,919          $ 4,871,013

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           43,366               47,477
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 5,006,286          $ 4,918,491
                                            ============         ============













                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013
             ----------------------------------------------------
                                (Unaudited)
                                -----------

                                                2014                2013
                                         -----------------   ----------------

Gas, sulfur and oil
     royalties received                     $ 5,295,533          $ 5,795,834

Interest income                                   4,916                6,923
                                            ------------         ------------

Trust Income                                $ 5,300,449          $ 5,802,757
                                            ------------         ------------


Non-related party expenses                     (324,161)            (308,268)

Related party expenses (Note 3)                 (17,480)             (21,479)
                                            ------------         ------------

Trust Expenses                                 (341,641)            (329,747)
                                            ------------         ------------

Net Income                                  $ 4,958,808          $ 5,473,010
                                            ============         ============

Net income per unit                            $ .54                $ .60
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .54                $ .59
                                               ======               ======



















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2014                2013
                                         -----------------   ----------------


Balance, beginning of period                $    47,477          $    90,999

Net income                                    4,958,808            5,473,010
                                            ------------         ------------
                                              5,006,285            5,564,009

Less:

Current year distributions paid
     or to be paid to unit owners             4,962,919            5,422,448
                                            ------------         ------------
Balance, end of period                      $    43,366          $   141,561
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2014                2013
                                          -----------------   ---------------

Sources of cash and cash equivalents:
------------------------------------

Gas, sulfur and oil royalties                $ 5,295,533         $ 5,795,834

Interest income                                    4,916               6,923
                                             ------------        ------------
                                               5,300,449           5,802,757
                                             ------------        ------------
Uses of cash and cash equivalents:
---------------------------------

Payment of Trust expenses                        341,641             329,747

Distributions paid                             4,871,013           4,687,200
                                             ------------        ------------
                                               5,212,654           5,016,947
                                             ------------        ------------
Net increase (decrease) in cash and
     cash equivalents during the period           87,795             785,810

Cash and cash equivalents,
     beginning of period                       4,918,490           4,778,199
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 5,006,285         $ 5,564,009
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

     On a modified cash basis, revenue is earned when cash is received and expenses are incurred when cash is paid. GAAP basis financial statements disclose revenue as earned and expenses as incurred, without regard to receipts or payments. The modified cash basis of accounting is utilized to permit the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis of accounting provides a more meaningful presentation of the results of operations of the Trust to unit owners.

     The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2013 (the "2013 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2013 Form 10-K.


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


     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2014, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $4,805,478. In addition, approximately $13,457 was held in the Trust's German account at January 31, 2014.


     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2014 and 2013, there were 9,190,590 units of beneficial interest outstanding.


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

(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $4,399 and $6,898 in the first quarter of fiscal 2014 and 2013, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2014 and 2013, the Trust paid Cahill Gordon & Reindel LLP $13,081 and $14,581 for legal services, respectively.


(4)  Employee benefit plan:
     ----------------------

     The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2014 and 2013 calendar years.

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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 95% of the cumulative royalty income received in fiscal 2014. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold.
The desulfurization process removes hydrogen sulfide and other contaminants.
The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plant is operated at capacity on a continual basis. As needed, the operators conduct maintenance on the plant generally during the summer months when demand is lower.

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 98% of the cumulative royalty income received under this agreement in fiscal 2014. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first three months of fiscal 2014 and 2013, the Trust received $91,580 and $178,479, respectively, in sulfur royalties under the Mobil Agreement.

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

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars. The long-term impact relates to the mechanism of gas pricing contained in some of the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light heating oil more expensive. A stronger Euro would buy more oil making that oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the price of gas higher or lower. The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts. With regard to either spot market or intra-company sales, there is no long-term impact because there is no relationship between the price of gas and the price of oil.

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


Results: First Quarter of Fiscal 2014 Versus First Quarter of Fiscal 2013
-------------------------------------------------------------------------

          Total royalty income received during the first quarter of fiscal 2014 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2013. The distribution of $0.54 per unit was paid on February 26, 2014 to owners of record as of February 14, 2014. Comparisons of total royalty income and net income for the first quarter of fiscal 2014 and 2013 are shown below.


                              1st Fiscal Qtr.    1st Fiscal Qtr.   Percentage
                              Ended 1/31/2014    Ended 1/31/2013     Change
--------------------------    ---------------    ---------------   ----------
Total Royalty Income            $5,295,533         $5,795,834       -  8.63%
Net Income                      $4,958,808         $5,473,010       -  9.40%
Distributions per Unit            $0.54              $0.59          -  8.47%
-----------------------------------------------------------------------------

          The decline in net income between the first quarters of fiscal 2014 and 2013 primarily resulted from the combination of lower gas sales and lower gas prices under both the Mobil and OEG Agreements. There was also a decline in sulfur royalties received under the Mobil Agreement of $86,899 for the first quarter of fiscal 2014.


                           1st Fiscal Qtr.     1st Fiscal Qtr.     Percentage
Mobil Agreement            Ended 1/31/2014     Ended 1/31/2013       Change
---------------            ---------------     ---------------     ----------
Gas Sales (Bcf)(1)              8.108               8.897           -  8.87%
Gas Prices (Ecents/Kwh)(2)     2.7458              2.9620           -  7.30%
Average Exchange Rates(3)      1.3597              1.3158           +  3.34%
Gas Royalty Income           $3,479,344          $3,980,691         - 12.59%
Gas Prices ($/Mcf)(4)          $10.73              $11.18           -  4.03%
-----------------------------------------------------------------------------
OEG Agreement
-------------               --------------      --------------     ----------
Gas Sales (Bcf)                25.467              27.117           -  6.08%
Gas Prices (Ecents/Kwh)        2.7962              3.0363           -  7.91%
Average Exchange Rates         1.3604              1.3083           +  3.98%
Gas Royalty Income           $1,604,867          $1,804,401         - 11.06%
Gas Prices ($/Mcf)             $10.67              $11.11           -  3.96%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Euro cents per Kilowatt hour
(3) Based on average exchanges rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet

          If we exclude the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2014, gas sales from western Oldenburg accounted for only 31.84% of all gas sales. However, royalties on these gas sales provided approximately 79.05% or $3,970,593 out of a total of $5,022,710 in Oldenburg royalties attributable to gas.

          Trust interest income received in the first quarter of fiscal 2014 was $4,916, a decrease from interest income of $6,923 received in the first quarter of fiscal 2013. Trust expenses for the first quarter of fiscal 2014 increased 3.61% or $11,894 to $341,641 in comparison to $329,747 in the first quarter of fiscal 2013. The increase in costs reflects costs associated with the biennial examination of the operating companies in Germany.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2014, compared to that at fiscal year-end (October 31, 2013), shows an increase in assets due to higher royalty receipts during the first quarter of fiscal 2014.


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

          3. potential disputes with the operating companies and the resolution thereof; and

          4. the risk factors set forth under Item 1A of the Trust's Annual Report on Form 10-K for the year ended October 31, 2013.


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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2014. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2014.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2014 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

February 27, 2014