Form 10-Q
period 2014-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2014-05-29
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2014    or
                                ----------------

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


Class                                     Outstanding at April 30, 2014
----------------------------              -----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     APRIL 30, 2014 AND OCTOBER 31, 2013
                     -----------------------------------
                                (Unaudited)
                                -----------

                                                2014                2013
                                         -----------------   ----------------

              ASSETS
             --------

Current assets - - Cash and
     cash equivalents                       $ 5,183,367          $ 4,918,490


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 5,183,368          $ 4,918,491
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current liabilities - - Distributions
     to be paid to unit owners, paid
     May 2014 and November 2013             $ 5,146,730          $ 4,871,013

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           36,637               47,477
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 5,183,368          $ 4,918,491
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013
             --------------------------------------------------
                               (Unaudited)
                               -----------

                                                2014                2013
                                         -----------------   ----------------

Gas, sulfur and oil royalties               $ 5,346,449          $ 6,048,364

Interest income                                   5,120                8,612
                                            ------------         ------------

Trust Income                                $ 5,351,569          $ 6,056,976
------------                                ------------         ------------


Non-related party expenses                  $   191,139          $   194,023

Related party expenses (Note 3)                  20,429               20,408
                                            ------------         ------------

Trust Expenses                              $  (211,568)         $  (214,431)
--------------                              ------------         ------------

Net Income                                  $ 5,140,001          $ 5,842,545
----------                                  ============         ============

Net income per unit                            $ .56                $ .64
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .56                $ .64
                                               ======               ======



















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2014                2013
                                         -----------------   ----------------

Gas, sulfur and oil royalties               $10,641,982          $11,844,198

Interest income                                  10,036               15,535
                                            ------------         ------------

Trust Income                                $10,652,018          $11,859,733
------------                                ------------         ------------


Non-related party expenses                  $   515,300          $   502,291

Related party expenses (Note 3)                  37,909               41,887
                                            ------------         ------------

Trust Expenses                              $  (553,209)         $  (544,178)
--------------                              ------------         ------------


Net Income                                  $10,098,809          $11,315,555
----------                                  ============         ============


Net income per unit                            $1.10                $1.23
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $1.10                $1.23
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2014                2013
                                         -----------------   ----------------


Balance, beginning of period                $    47,477          $    90,999

Net income                                   10,098,809           11,315,555
                                            ------------         ------------


                                             10,146,286           11,406,554

Less:

Current year distributions paid
     or to be paid to unit owners            10,109,649           11,304,426
                                            ------------         ------------
Balance, end of period                      $    36,637          $   102,128
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2014                2013
                                          -----------------   ---------------

Sources of Cash and Cash Equivalents:
------------------------------------

Gas, sulfur and oil royalties                $10,641,982         $11,844,198

Interest income                                   10,036              15,535
                                             ------------        ------------
                                              10,652,018          11,859,733
                                             ------------        ------------
Uses of Cash and Cash Equivalents:
---------------------------------

Payment of Trust expenses                        553,209             544,178

Distributions paid                             9,833,932          10,109,648
                                             ------------        ------------
                                              10,387,141          10,653,826
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period          264,877           1,205,907

Cash and cash equivalents,
     beginning of period                       4,918,490           4,778,199
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 5,183,367         $ 5,984,106
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

     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2014, the uninsured amounts held in the Trust's U.S. bank accounts were $4,930,324. In addition, $11,535 was held in the Trust's German account at April 30, 2014.


     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2014 and 2013, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,688 and $3,270 in the second quarter of fiscal 2014 and 2013, respectively. For such office space and office services, the Trust reimbursed the Managing Director $11,087 and $10,168 in the first six months of fiscal 2014 and 2013, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the second quarter of fiscal 2014 and 2013, the Trust paid Cahill Gordon & Reindel LLP $13,741 and $17,138 for legal services, respectively. For the first six months of fiscal 2014 and 2013, the Trust paid Cahill Gordon & Reindel LLP $26,822 and $31,719 for legal services, respectively.

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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 96% of the cumulative royalty income received in fiscal 2014. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2014 and 2013, the Trust received $91,580 and $178,479, respectively, in sulfur royalties under the Mobil Agreement.

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

          Under the Mobil and OEG Agreements, the gas is sold either to various distributors under long-term contracts (which delineate, among other provisions, the timing, manner, volume and price of the gas sold) or the gas is sold at the spot market prices. The pricing mechanisms contained in these long-term contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must rely on imports to meet the majority of its energy demands, oil prices on the international market (in U.S. dollars) have a significant impact on the price of light heating oil in Germany and a delayed impact on the price of gas. With respect to gas sold under the long-term contracts, these customers have recently been able, to a certain extent, to force the operating companies to accept spot market prices for portions of the contractual sales. As a consequence the linkage between oil prices and gas prices appears to be weakening. Gas sold at spot market prices is sold indirectly via intra-company sales to the open market. The pricing for those intra-company sales is based on at the quoted market price of gas.

          The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review both the contractual sales, direct spot market and intra-company sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany have completed their examination of the operating companies for 2011 and 2012. There are certain open items that remain under discussion, and further information will be available pending resolution.

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars. The long-term impact relates to the mechanism of gas pricing contained in some of the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil, making that oil and the subsequently refined light heating oil more expensive.
A stronger Euro would buy more oil, making that oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the price of gas higher or lower. The changes in gas prices that result from changes in the price of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts.

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


Results:  Second Quarter of Fiscal 2014 Versus Second Quarter of Fiscal 2013
          ------------------------------------------------------------------

          For the second quarter of fiscal 2014, the Trust's net income was $5,140,001, a decrease of 12.02% from the net income of $5,842,545 for the second quarter of fiscal 2013. Total royalties received during the second quarter of fiscal 2014 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2014. These royalties were derived primarily from sale of gas from the Trust's overriding royalty areas in Germany. A distribution of 56 cents per unit was paid on May 28, 2014 to owners of record as of May 15, 2014.

                              2nd Fiscal Qtr.    2nd Fiscal Qtr.   Percentage
                              Ended 4/30/2014    Ended 4/30/2013     Change
-----------------------------------------------------------------------------
Total Royalty Income            $5,346,449         $6,048,364       - 11.61%
Net Income                      $5,140,001         $5,842,545       - 12.02%
Distributions per Unit            $0.56              $0.64          - 12.50%
-----------------------------------------------------------------------------

          The decline in total royalty income between the second quarters of fiscal 2014 and 2013 was due primarily to lower gas sales under both the Mobil and OEG Agreements. Under the Mobil Agreement, higher average gas prices and higher average exchange rates offset the decline in gas sales in the second quarter of fiscal 2014. Under the OEG royalty agreement, lower gas sales and lower average gas prices offset higher average exchange rates resulting in the reduced gas royalties in the second quarter of fiscal 2014.


                          2nd Fiscal Qtr.      2nd Fiscal Qtr.     Percentage
Mobil Agreement           Ended 4/30/2014      Ended 4/30/2013       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)             7.651                8.656           - 11.61%
Gas Prices (Ecents/Kwh)(2)    2.6635               2.4352           +  9.38%
Average Exchange Rate(3)      1.3776               1.3105           +  5.12%
Gas Royalty Income         $3,225,728           $3,175,013          +  1.60%
Gas Prices ($/Mcf)(4)         $10.54               $ 9.17           + 14.94%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               24.355               26.508           -  8.12%
Gas Prices (Ecents/Kwh)       2.7096               2.9002           -  6.57%
Average Exchange Rate         1.3774               1.3105           +  5.10%
Gas Royalty Income         $1,487,638           $1,698,860          - 12.43%
Gas Prices ($/Mcf)            $10.47               $10.65           -  1.69%
-----------------------------------------------------------------------------
(1) Billion cubic feet  (2) Euro cents per Kilowatt hour
(3) Based on average exchanges rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the second quarter of fiscal 2014, gas sales from western Oldenburg accounted for only 31.42% of all gas sales. However, royalties on these gas sales provided approximately 78.57% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the second quarter of fiscal 2014 decreased 1.34%, or $2,863, to $211,568 from $214,431 in the second quarter of fiscal 2013 due primarily to reduced German legal expenses. Trust interest income received during the second quarter of fiscal 2014 decreased to $5,120 in comparison to $8,612 received in the second quarter of fiscal 2013 due to reduced funds available for investment.

          The current Statements of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2014, compared to that at fiscal year-end (October 31, 2013), shows an increase in assets due to the higher royalty receipts during the second quarter of fiscal 2014.


Results:  First Six Months of Fiscal 2014 Versus First Six Months of
          ----------------------------------------------------------
          Fiscal 2013
          -----------

         Total royalties received during the first six months of fiscal 2014 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2013 and the first calendar quarter of 2014. These royalties were derived primarily from sale of gas from the Trust's overriding royalty areas in Germany.

                                Six Months         Six Months      Percentage
                              Ended 4/30/2014    Ended 4/30/2013     Change
-----------------------------------------------------------------------------
Total Royalty Income            $10,641,982        $11,844,198      -10.15%
Net Income                      $10,098,809        $11,315,555      -10.75%
Distributions per Unit             $1.10              $1.23         -10.57%
-----------------------------------------------------------------------------

          Gas royalties under both the Mobil and the OEG Agreements for the first six months of fiscal 2014 were lower in comparison to gas royalties for the first six months of fiscal 2013 due primarily to lower gas sales in the first six months of fiscal 2014.

                             Six Months         Six Months         Percentage
Mobil Agreement           Ended 4/30/2014      Ended 4/30/2013       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               15.759               17.554           - 10.23%
Gas Prices (Ecents/Kwh)       2.7058               2.7021           +  0.14%
Average Exchange Rate         1.3685               1.3135           +  4.19%
Gas Royalty Income         $6,705,072           $7,155,704          -  6.30%
Gas Prices ($/Mcf)            $10.64               $10.19           +  4.42%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               49.822               53.625           -  7.09%
Gas Prices (Ecents/Kwh)       2.7539               2.9690           -  7.24%
Average Exchange Rate         1.3685               1.3093           +  4.52%
Gas Royalty Income         $3,092,505           $3,503,261          - 11.72%
Gas Prices ($/Mcf)            $10.57               $10.88           -  2.85%
-----------------------------------------------------------------------------

          For the six months just ended, gas sales from western Oldenburg accounted for only 31.63% of all gas sales. However, royalties on these gas sales provided approximately 78.81% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the first six months of fiscal 2014 increased 1.66%, or $9,031, to $553,209 from $544,178 for the first six months of fiscal 2013. This increase in expenses is primarily due to billing associated with efforts by the Trust's German accountants on the biennial royalty examination. Trust interest income received during the first six months of fiscal 2014 decreased to $10,036 in comparison to $15,535 received in the first six months of fiscal 2013 due to reduced funds available for investment.



                Report on Drilling and Geophysical Work
                ---------------------------------------


          The Trust's German consultant, Alfred Stachel, met with representatives of EMPG to inquire about drilling begun or completed in the 2013-2014 period and planned and proposed drilling and geophysical work for 2014 and beyond, as well as other general matters. The following is a summary of Mr. Stachel's account of the operating companies' responses to his inquiries. The Trust is not able to confirm the accuracy of any of these findings or responses. In addition, EMPG is not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

          EMPG has indicated that it will not be conducting scheduled maintenance work at the Grossenkneten desulfurization plant during the summer months of 2014. As such, sour gas processing during this period will not be affected.

          The following is a description of wells completed during 2013. Brettorf Z-2b, a sour gas Zechstein well, was intended to re-open the Brettorf gas field, which had been shut-in since 2004. The well underwent a production test at the end of 2011, which showed an unstabilized low flow rate. There have been no plans made as yet to improve the production rate but it has continued to produce at the relatively slow rate of 2.2 million cubic feet per day. As a result the well was reclassified as a discovery in October 2013. Visbek Z-16a, a western sour gas infill well, successfully completed drilling in August 2012 with a start of production in April 2013 with a good flow rate of 6.7 million cubic feet per day. However production was shut down in October 2013 due to a severe casing collapse. EMPG is planning a new sidetrack but no firm date has been announced as yet. Goldenstedt Z-15a is a sour gas infill well in eastern Oldenburg. The well entered production in early 2013 with an initial flow rate of
          10.4 million cubic feet per day. As of December 2013 this flow rate had increased to 13.4 million cubic feet per day. Goldenstedt Z-25, an eastern well, successfully completed drilling in January 2013 and production began in April 2013 at a very low flow rate that was mixed with technical water lost during the drilling process. As of March 2014 the production rate has reached 1.3 million cubic feet but still is mixed with technical water. EMPG is evaluating treatment possibilities to improve the production rate. Visbek Z-9b, the western well, entered production in February 2014 but was producing only pure formation water with no gas present and must at this time be considered a failure.

          EMPG has provided the following description of work planned
          for 2014.   The concession is comprised of four
          sub-concessions: Jeverland and Jade-Weser in the north, Oldenburg in the center and Munsterland in the south. EMPG is in the process of updating the structural depth map of the Oldenburg sub-concession based upon the improved interpretation of the 2D seismic lines. EMPG has also announced the preparation of the drilling project Ahlhorn Z-3, which contemplates a re-opening of the Ahlhorn gas field that had been plugged and abandoned in 1997.

          We have previously disclosed the presence of a moratorium on fracking in Germany. The government is in the process of modifying this moratorium to allow the fracking of so-called "deep wells." All the currently productive zones within the Oldenburg concession can only be accessed by "deep wells," which go to depths below 2,500 meters. The Trust's consultant anticipates that it will take some time to prepare the sets of regulations and procedures that will govern the use of fracking for these wells.

          EMPG has two wells currently scheduled for 2014. The first well is Goldenstedt Z-34, an eastern sour gas infill well, scheduled to begin drilling in March 2014. The second is Hemmelte NW T-1, a sweet gas well located in western Oldenburg. Construction of the well site has been completed. This is an exploratory well intended to access the Bunter formation in western Oldenburg. The start of drilling is scheduled for the end of 2014 or the beginning of 2015.

          The Trust has been notified by EMPG that there are currently a further six wells within EMPG's portfolio for 2015 and beyond, two Zechstein and four Carboniferous wells. The drilling of the Carboniferous wells will not proceed until the lifting of the moratorium on fracking. However, whether these wells will be drilled is still at the discretion of EMPG and will depend upon results of earlier drilling and an evaluation of economic circumstances. While these wells have been or are being planned, no budgetary funds have been set aside by the operators.



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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2014. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2014.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2014 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.



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

Dated: May 29, 2014