Form 10-Q
period 2014-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2014-08-28
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2014    or
                                ---------------

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


Class                                     Outstanding at July 31, 2014
----------------------------              ----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JULY 31, 2014 AND OCTOBER 31, 2013
                     ----------------------------------
                                (Unaudited)
                                -----------

                                                2014                2013
                                         -----------------   ----------------

              ASSETS
             --------

Current assets - - Cash and
     cash equivalents                       $ 4,324,624          $ 4,918,490


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 4,324,625          $ 4,918,491
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current liabilities - - Distributions
     to be paid to unit owners, paid
     August 2014 and November 2013          $ 4,227,671          $ 4,871,013

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           96,953               47,477
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 4,324,625          $ 4,918,491
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013
             -------------------------------------------------
                               (Unaudited)
                               -----------

                                                2014                2013
                                         -----------------   ----------------

Gas, sulfur and oil royalties               $ 4,462,842          $ 4,687,351

Interest income                                   4,663                4,818
                                            ------------         ------------

Trust Income                                $ 4,467,505          $ 4,692,169
------------                                ------------         ------------


Non-related party expenses                      156,362              211,288

Related party expenses (Note 3)                  23,156               21,495
                                            ------------         ------------

Trust Expenses                                 (179,518)            (232,783)
--------------                              ------------         ------------


Net Income                                  $ 4,287,987          $ 4,459,386
----------                                  ============         ============


Net income per unit                            $ .47                $ .49
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .46                $ .49
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2014                2013
                                         -----------------   ----------------

Gas, sulfur and oil royalties               $15,104,824          $16,531,549

Interest income                                  14,699               20,353
                                            ------------         ------------

Trust Income                                $15,119,523          $16,551,902
------------                                ------------         ------------


Non-related party expenses                      671,662              713,579

Related party expenses (Note 3)                  61,065               63,382
                                            ------------         ------------

Trust Expenses                                 (732,727)            (776,961)
--------------                              ------------         ------------


Net Income                                  $14,386,796          $15,774,941
----------                                  ============         ============


Net income per unit                            $1.57                $1.72
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $1.56                $1.72
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2014                2013
                                         -----------------   ----------------


Balance, beginning of period                $    47,477          $    90,999

Net income                                   14,386,796           15,774,941
                                            ------------         ------------

                                             14,434,273           15,865,940


Less:

Current year distributions paid
     or to be paid to unit owners            14,337,320           15,807,815
                                            ------------         ------------
Balance, end of period                      $    96,953          $    58,125
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013
           ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2014                2013
                                          -----------------   ---------------

Sources of Cash and Cash Equivalents:
------------------------------------

Gas, sulfur and oil royalties                $15,104,824         $16,531,549

Interest income                                   14,699              20,353
                                             ------------        ------------
                                              15,119,523          16,551,902
                                             ------------        ------------

Uses of Cash and Cash Equivalents:
---------------------------------

Payment of Trust expenses                        732,727             776,961

Distributions paid                            14,980,662          15,991,626
                                             ------------        ------------
                                              15,713,389          16,768,587
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period         (593,866)           (216,685)

Cash and cash equivalents,
     beginning of period                       4,918,490           4,778,199
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 4,324,624         $ 4,561,514
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

     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2014, the uninsured amounts held in the Trust's U.S. bank accounts were $4,069,419. In addition, the Trust held Euros 9,875, the equivalent of $13,221, in its German bank account at July 31, 2014.

     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2014 and 2013, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $5,581 and $8,040 in the third quarter of fiscal 2014 and 2013, respectively. For such office space and office services, the Trust reimbursed the Managing Director $16,668 and $18,208 in the first nine months of fiscal 2014 and 2013, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2014 and 2013, the Trust paid Cahill Gordon & Reindel LLP $17,575 and $13,455 for legal services, respectively. For the first nine months of fiscal 2014 and 2013, the Trust paid Cahill Gordon & Reindel LLP $44,397 and $45,174 for legal services, respectively.

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

          In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

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

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. For efficiency purposes, the desulfurization plant is operated at capacity on a continual basis. The operators conduct maintenance on the plant, generally during the summer months when demand is lower.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2014 sulfur royalty payments under the Mobil Agreement declined 59.66% to $197,601 from $489,812 for the first nine months of fiscal 2013. The combination of lower sulfur prices and reduced sales volumes was the reason for this decline.

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

         The following description concerning the workings of long-term and spot market contracts is based on information supplied by the Trust's German accountants and consultants. Under the Mobil and OEG Agreements, the gas is sold either to various distributors under long-term contracts (which delineate, among other provisions, the timing, manner, volume and price of the gas sold) or the gas is sold at the spot market prices. The pricing mechanisms contained in these long-term contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must rely on imports to meet the majority of its energy demands, oil prices on the international market (in U.S. dollars) have a significant impact on the price of light heating oil in Germany and a delayed impact on the price of gas. With respect to gas sold under the long-term contracts, these customers have recently been able, to a certain extent, to force the operating companies to accept spot market prices for portions of the contractual sales. As a consequence the linkage between oil prices and gas prices appears to be weakening. Gas sold at spot market prices is sold indirectly via intra-company sales to the open market. The pricing for those intra-company sales is based on the quoted market price of gas.

          The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review both the contractual sales, direct spot market and intra-company sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany have completed their examination of the operating companies for 2011 and 2012. Certain items related to the calculation of the average gas sales price remain under discussion.

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

Results: Third Quarter of Fiscal 2014 Versus Third Quarter of Fiscal 2013
         ----------------------------------------------------------------

          For the third quarter of fiscal 2014, the Trust's net income was $4,287,987, a decrease of 3.84% from the net income of $4,459,386 for the third quarter of fiscal 2013. This decrease was caused primarily by the carryover of negative adjustments due to the overpayment of royalties in the prior quarter. Total royalty income during the third quarter of fiscal
2014 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2014. Royalties from the sale of gas accounted for a majority of total royalty income. A distribution of 46 cents per unit was paid on August 27, 2014 to owners of record as of August 15, 2014.

-----------------------------------------------------------------------------
                         3rd Fiscal Quarter   3rd Fiscal Quarter   Percentage
                           Ended 7/31/2014      Ended 7/31/2013      Change
-----------------------------------------------------------------------------
Total Royalty Income         $4,462,842           $4,687,351        -  4.79%
Net Income                   $4,287,987           $4,459,386        -  3.84%
Distributions per Unit          $0.46                $0.49          -  6.12%
-----------------------------------------------------------------------------

          Gas royalties under both the Mobil and OEG Agreements for the third quarter of fiscal 2014 were lower than gas royalties for the third quarter of fiscal 2013 due to lower gas sales and lower gas prices. The impact of these negative factors was partially offset by increases in the average exchange rates.

-----------------------------------------------------------------------------
                         3rd Fiscal Quarter   3rd Fiscal Quarter   Percentage
Mobil Agreement           Ended 7/31/2014      Ended 7/31/2013       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)             7.738                8.102           -  4.49%
Gas Prices (Ecents/Kwh)(2)    2.3661               2.7651           - 14.43%
Average Exchange Rate(3)      1.3577               1.3090           +  3.72%
Gas Royalties               $2,855,047           $3,368,452         - 15.24%
Gas Prices ($/Mcf)(4)         $9.22                $10.39           - 11.26%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               24.194               24.436           -  0.99%
Gas Prices (Ecents/Kwh)       2.4367               2.7696           - 12.02%
Average Exchange Rate         1.3577               1.3048           +  4.05%
Gas Royalties              $1,287,867           $1,457,094          - 11.61%
Gas Prices ($/Mcf)            $9.28                $10.12           -  8.30%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Euro cents per Kilowatt hour
(3) Based on average exchange rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the third quarter of fiscal 2014, gas sales from western Oldenburg accounted for only 31.98% of all gas sales. However, royalties on these gas sales provided approximately 77.65% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the third quarter of fiscal 2014 decreased
22.88% or $53,265 to $179,518 in comparison to $232,783 for the prior year's
equivalent period.   This decline in expenses is due to the absence of current
costs following the completion of legal work by the Trust coordinating with EMPG in the response to a tax inquiry directed at EMPG. Additionally, Trust expenses were lower due to reduced Trustee fees as specified according to the Trust Agreement. Trust interest income received during the third quarter of fiscal 2014 decreased to $4,663 in comparison to $4,818 received in the third quarter of fiscal 2013 due to reduced funds available for investment.

          The current Statements of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2014, compared to that at fiscal year-end (October 31, 2013), shows a decrease in assets due to lower royalty receipts during the third quarter of fiscal 2014.


Results:  First Nine Months of Fiscal 2014 Versus First Nine Months of
          ------------------------------------------------------------
          Fiscal 2013
          -----------

         Total royalty income during the first nine months of fiscal 2014 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2013 and the first and second calendar quarters of 2014. Royalties from the sale of gas accounted for a majority of total royalty income.

-----------------------------------------------------------------------------
                                Nine Months        Nine Months     Percentage
                              Ended 7/31/2014    Ended 7/31/2013     Change
-----------------------------------------------------------------------------
Total Royalty Income            $15,104,824        $16,531,549      -  8.63%
Net Income                      $14,386,796        $15,774,941      -  8.80%
Distributions per Unit             $1.56              $1.72         -  9.30%
-----------------------------------------------------------------------------

          Gas royalties under both the Mobil and the OEG Agreements for the first nine months of fiscal 2014 were lower in comparison to gas royalties for the first nine months of fiscal 2013 due to the combination of lower gas sales and lower gas prices. The impact of these negative factors was partially offset by increases in the average exchange rates.

-----------------------------------------------------------------------------
                            Nine Months          Nine Months       Percentage
Mobil Agreement           Ended 7/31/2014      Ended 7/31/2013       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               23.497               26.656           -  8.42%
Gas Prices (Ecents/Kwh)       2.5940               2.7220           -  4.70%
Average Exchange Rate         1.3651               1.3120           +  4.05%
Gas Royalties               $9,560,119          $10,524,156         -  9.16%
Gas Prices ($/Mcf)            $10.17               $10.26           -  0.88%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               74.016               78.062           -  5.18%
Gas Prices (Ecents/Kwh)       2.6502               2.9065           -  8.82%
Average Exchange Rate         1.3653               1.3080           +  4.38%
Gas Royalties               $4,380,372           $4,960,355         - 11.69%
Gas Prices ($/Mcf)            $10.15               $10.64           -  4.61%
-----------------------------------------------------------------------------

          For the first nine months of fiscal 2014, gas sales from western Oldenburg accounted for only 31.75% of all gas sales. However, royalties on these gas sales provided approximately 78.47% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the first nine months of fiscal 2014 decreased 5.69% or $44,234 to $732,727 in comparison to $776,961 for the prior fiscal year's equivalent period. This decline in expenses is due to the absence of current costs following the completion of legal work by the Trust coordinating with EMPG in the response to a tax inquiry directed at EMPG. Trust interest income received during the first nine months of fiscal 2014 decreased to $14,699 in comparison to $20,353 received in the first nine months of fiscal 2013 due to reduced funds available for investment and lower interest rates.




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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2014. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2014.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2014 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

August 28, 2014