Form 10-K
period 2014-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2014-12-30
CIK 72633

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2014 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

[X] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
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

Large accelerated filer             Accelerated filer   X
                        -----                         -----

Non-accelerated filer               Smaller reporting company
                      -----                                   -----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 30, 2014, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $219,938,859 on such date.

As of December 30, 2014, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the annual meeting to be held on February 24, 2015.

                            Table of Contents

                                                                       Page
                                                                       ----
                                PART I

Item 1.   Business.....................................................  4
Item 1A.  Risk Factors.................................................  8
Item 1B.  Unresolved Staff Comments.................................... 11
Item 2.   Properties................................................... 11
Item 3.   Legal Proceedings............................................ 14
Item 4.   Mine Safety Disclosures...................................... 14

                                PART II

Item 5.   Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchase of Equity
           Securities.................................................. 15
Item 6.   Selected Financial Data...................................... 17
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk... 28
Item 8.   Financial Statements and Supplementary Data.................. 29
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 39
Item 9A.  Controls and Procedures...................................... 39
Item 9B.  Other Information............................................ 40

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

Exhibit Index.......................................................... 45

                                PART I


Item 1.  Business.
         --------

     (a)  General Development of Business.
          -------------------------------

          North European Oil Royalty Trust (the "Trust") is a grantor trust which, on behalf of the owners of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. ("ExxonMobil") and the Royal Dutch/Shell Group of Companies ("Royal Dutch/Shell Group"). Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, distillate and sulfur. See Item 2 of this Report for descriptions of the relationships of these companies and certain of these contracts.

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

          As part of the Sarbanes-Oxley Act of 2002 ("SOX"), the Securities and Exchange Commission (the "SEC") adopted rules implementing legislation concerning governance matters for publicly held entities. The Trust is complying with the requirements of the SEC and SOX and, at this time, the Trustees have chosen not to request any relief from those provisions based on the passive nature of the Trust but may do so in the future. In that connection, the Trustees have directed that certain of the additional statements and disclosures set forth or incorporated by reference in this Report, which the SEC requires of corporations, be made even though some of such statements and disclosures might not now or in the future be required to be made by the Trust.

          In addition, the New York Stock Exchange (the "NYSE"), where units of beneficial interest of the Trust are listed for trading, has additional corporate governance rules as set forth in Section 303A of the NYSE Listed Company Manual. Most of the governance requirements promulgated by the NYSE are not applicable to the Trust, which is a passive entity acting as a royalty trust and holds only overriding royalty rights. The Trust does not engage in any operating or active business. The Trustees have, however, chosen to constitute an Audit Committee and a Compensation Committee but may not necessarily do so in the future.


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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. The operating companies make royalty payments to the Trust exclusively in Euros. As promptly as possible after the funds are deposited in the Trust's bank account in Germany, they are converted into U.S. dollars at the exchange rate in effect on that date and transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk and the fluctuations in the conversion rate impact its financial results. However, since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

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

          While Germany has laws relating to environmental protection, the Trustees have no detailed information concerning the present or possible effect of such laws on operations in areas where the Trust holds royalty rights on production and sale of products from those areas. The current moratorium on hydraulic fracturing ("fracking") has caused the operating companies to shift some of their drilling efforts from the Carboniferous zone (which requires fracking in order for drilling to be economically productive) to other zones which do not require fracking. Since all current productive zones within the Oldenburg concession are below 3,000 meters, the proposed lifting of the moratorium with regard to fracking would allow the operating companies to conduct fracking in these zones. The operating companies will have to comply with the various regulatory requirements, which have yet to be instituted, in order to use fracking. When or if the moratorium will be lifted is not known at this time.

          Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are generally not material to the regular annual income received under the royalty rights.

          The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock, Inc.), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements.
From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested and made. These periodic examinations may also disclose matters that are subject to dispute between the parties. Historically, most disputes have been resolved through negotiations.

     (d)  Financial Information about Geographic Areas.
          ---------------------------------------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2014.


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

          In addition to the Managing Director, the Trust has one administrative employee in the United States, whose title is Administrator. The Trust has retained the services of a consultant in Germany who has broad experience in the petroleum industry and from whom it receives reports on a regular basis. The former consultant in Germany continues to be available to share his knowledge and experience. The Trust also retains an accounting firm and a legal firm in Germany to advise and represent the Trust in those fields as needed. Because the Trust has only two employees, employee relations or labor contracts are not directly material to the business or income of the Trust. The Trustees have no information concerning employee relations of the operating companies.


     (f)  Available Information.
          ---------------------

          The Trust maintains a website at www.neort.com. The Trust's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available through the Trust's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The North European Oil Royalty Trust Agreement (as amended), the Trust's Code of Conduct and Business Ethics, the Trustees' Regulations and the Trust's Audit Committee Charter are also available on the Trust's website.
The Trust's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.

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

          Actual production, revenues and expenditures by the operating companies for the royalty areas, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material. The moratorium on fracking currently in effect has forced the operating companies to shift their drilling efforts away from the Carboniferous zone, which requires fracking in order for drilling to be economically productive, to other zones which do not require fracking. We cannot estimate the impact the absence of fracking may have had, or will have, on the development of additional reserves.


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

          There are continuing and growing efforts underway to decouple the linkage between oil prices and gas prices, that has historically existed in European gas supply contracts. In recent years as oil prices have increased, that linkage has supported higher gas prices. A spot market has developed in

Europe in recent years with corresponding spot market prices for gas where the gas price is not linked to oil prices. For decades, the European gas market has valued stability of supply over price considerations. In recent years with the advent of additional sources of supply and concerns over high energy prices, there has been a shift in this position to one where price has been given a larger role. Whether the efforts to completely remove the linkage will succeed cannot be determined. However, there are increasing indications that efforts to decouple the price of gas from the price of oil are strengthening and that the occasions of spot market prices being utilized in gas sale contracts may be growing. According to the Trust's accountants in Germany, there is growing evidence that oil prices are no longer being used in new contracts as a pricing basis for gas. Instead gas prices may be linked to spot market prices on a specific exchange with a plus or minus factor included. At this time we cannot predict what impact such decoupling might have on the Trust and its royalty income.


Changes in the dollar value of the Euro have both an immediate and long-term
----------------------------------------------------------------------------
impact on the Trust.
-------------------

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars upon their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars.

          The long-term impact relates to the mechanism of gas pricing contained in some of the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the contractual price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light
heating oil more expensive.   A stronger Euro would buy more oil making that
oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the prices of gas higher or lower. The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts. For gas that is sold on the spot market or between Mobil Erdgas and BEB using spot market prices (intra-company sales), there is no long-term impact because there is no relationship between the price of gas and the price of oil for these sales. According to the Trust's accountants in Germany, the linkage in contracts between oil prices (through the price of light heating oil) and gas prices appears to be declining with new contracts being written with a linkage to spot market prices on a specific exchange with a plus or minus factor added. With the possible gradual elimination from the gas sales contracts of the oil price linkage, the long-term impact of the exchange rate on Trust royalties may be gradually eliminated over time.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties under the Mobil Agreement totaled $375,614, $600,514 and $825,369 during fiscal 2014, 2013 and 2012, respectively.

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

          In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of currently non-producing leases of various sizes in other areas of northwest Germany. One of these leases, Grosses Meer, provided royalties of $0, $0 and $3,813 during fiscal 2014, 2013 and 2012, respectively.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2014 by product, geographic area and operating company:


                               BY PRODUCT:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   17,837,669
Sulfur                                                   $      704,106
Oil                                                      $      385,230

                           BY GEOGRAPHIC AREA:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $  14,881,188
Eastern Oldenburg                                        $   4,045,817
Non-Oldenburg Areas                                      $           0

                          BY OPERATING COMPANY:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                 $  12,977,448
BEB (under the OEG Agreement)                            $   5,949,557


          Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2014 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2014 (the "Cost Depletion Report").
The Cost Depletion Report, dated November 26, 2014, was prepared by Ralph E. Davis Associates, Inc., 1717 St. James Place, Suite 460, Houston, Texas 77056 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2014 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2014 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2014. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

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

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2014 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2014, 2013, 2012, 2011 and 2010 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.   Legal Proceedings.
          -----------------

          The Trust is not a party to any pending legal proceedings.


Item 4.   Mine Safety Disclosures.
          -----------------------

          Not Applicable.

                                PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder
          --------------------------------------------------------------
          Matters and Issuer Purchases of Equity Securities.
          --------------------------------------------------

          The Trust's units of beneficial interest are listed for trading on the New York Stock Exchange under the symbol NRT. Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses. As of November 28, 2014, there were 793 unit owners of record.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2014 and 2013 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               FISCAL YEAR 2014
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2014                     $18.65         $23.60      $0.54
April 30, 2014                       $20.15         $24.40      $0.56
July 31, 2014                        $22.87         $24.65      $0.46
October 31, 2014                     $18.29         $23.00      $0.39



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

          The Cost Depletion Report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2014 is 11.1875%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2014 calendar year are included on special removable pages in the 2014 Annual Report. Additionally, the tax reporting information for 2014 is available on the Trust's website, www.neort.com, in the section marked Tax Letters contained within the Tax Information section.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2014, 2013 or 2012 and has never made such repurchases.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2014
               ----------------------------------------------

                  2014        2013          2012        2011         2010
              -----------  -----------  -----------  -----------  -----------
German gas,
 sulfur
 and oil
 royalties
 received     $18,927,005  $21,546,298  $23,672,808  $25,148,523  $19,645,331
              ===========  ===========  ===========  ===========  ===========

Net Income    $18,044,579  $20,635,306  $22,609,961  $24,195,907  $18,720,265
              ===========  ===========  ===========  ===========  ===========
Net Income
 per unit (a)    $1.96        $2.25        $2.46        $2.63        $2.04
                 =====        =====        =====        =====        =====
Units of
 beneficial
 interest
 outstanding
 at end
 of year (a)   9,190,590    9,190,590    9,190,590    9,190,590    9,190,590

Distributions
  per unit
  paid or to
  be paid to
  unit owners     $1.95        $2.25        $2.46        $2.63        $2.04
                  =====        =====        =====        =====        =====
Total assets
 at year end   $3,754,737   $4,918,491   $4,778,200   $5,971,867   $5,211,966
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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the total royalties in fiscal 2014. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

          On approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount is divided into thirds and forms the monthly royalty payments (payable on the 15th of each month) to the Trust for its upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies are paid immediately and any overpayment is deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly. The Trust's German accountants review the royalty calculations on a biennial basis.

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. In recent years, sweet gas has assumed the role of swing producer. During periods of high demand, the production of sweet gas is increased as necessary. During the summer months, sweet gas production is reduced due to a general decline in demand. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, the operators conduct maintenance on the plant, generally during the summer months when demand is lower.

          Under the Mobil and OEG Agreements, the gas is sold either to various distributors under long-term contracts (which delineate, among other provisions, the timing, manner, volume and price of the gas sold) or the gas
is sold at the spot market prices.   Gas sold at spot market prices is either
sold directly on the spot market or the gas is sold between Mobil Erdgas and BEB (intra-company sales). With regard to gas sales under the long-term contracts, the pricing mechanisms contained in these contracts include a delay factor of three to six months and often specify the use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must rely on imports to meet the majority of its energy demands, oil prices on the international market (in U.S. dollars) have a significant impact on the price of light heating oil in Germany and a delayed impact on the price of gas. The price of gas sold on the spot market or sold between Mobil Erdgas and BEB is not based on a relationship to the price of oil but instead the gas is sold at the quoted market price of gas then trading as determined by supply and demand. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review both the contractual sales and spot market or intra-company sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany have completed their examination of the operating companies for 2011 and 2012. There remains one open item concerning the manner of the inclusion of certain gas quantities in the calculation of the average price for gas that is under discussion with the operating companies. The specific period in question covers 2009 to date. The current amount in question is not material but the cumulative impact over time cannot be quantified.

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars. The long-term impact relates to the mechanism of gas pricing contained in some of the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light heating oil more expensive. A stronger Euro would buy more oil making that oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the prices of gas higher or lower.
The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts. With regard to either spot market or intra-company sales, there is no long-term impact because there is no relationship between the price of gas and the price of oil. According to the Trust's accountants in Germany, the linkage in contracts between oil prices (through the price of light heating oil) and gas prices appears to be declining with new contracts being written with a linkage to spot market prices on a specific exchange with a plus or minus factor added. With the possible gradual elimination from the gas sales contracts of the oil price linkage, the long-term impact of the exchange rate on Trust royalties may be gradually eliminated over time.

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

Results:  Fiscal 2014 versus Fiscal 2013
----------------------------------------

          For fiscal 2014, the Trust's gross royalty income decreased 12.16% to $18,927,005 from $21,546,298 in fiscal 2013. The decrease in royalty income is due to declines in gas sales and gas prices under both royalty agreements. The impact of these factors was partially offset by a slight increase in average exchange rates. The decrease in the amount of royalty income resulted in the lower distributions. The total distribution for fiscal 2014 was $1.95 per unit compared to $2.25 per unit for fiscal 2013.
As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. The adjustment for the 2013 calendar year attributable to gas sales under the Mobil Agreement was a reduction of Euros 492,790 and represented a negative impact of approximately $0.0683 per unit. This negative adjustment was not applied against the royalty income payable in the final month of the Trust's fourth fiscal quarter as was customary. It is anticipated that this adjustment will reduce royalty income payable to the Trust in the first quarter of fiscal 2015. In the fourth fiscal quarter of 2013, the 2012 calendar year adjustment represented a minor positive impact of $0.0043 per unit.

          Gas sales under the Mobil Agreement declined 7.85% to 31.172 Billion cubic feet ("Bcf") in fiscal 2014 from 33.829 Bcf in fiscal 2013. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is most likely that the decline in gas production is due to the normal reduction in well pressure that is experienced over time which has not been fully offset by the addition of new wells and production capacity.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2014 Gas Sales       2013 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                  8.108                8.897              - 8.87%
Second                 7.651                8.656              -11.61%
Third                  7.738                8.102              - 4.49%
Fourth                 7.675                8.174              - 6.10%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     31.172               33.829              - 7.85%

          Average prices for gas sold under the Mobil Agreement decreased 8.01% to 2.4899 Ecents/kWh in fiscal 2014 from 2.7066 Ecents/kWh in fiscal 2013.

  Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
------------------------------------------------------------------------------
Fiscal Quarter     2014 Gas Prices     2013 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.7458              2.9620               - 7.30%
Second                2.6635              2.4352               + 9.38%
Third                 2.3661              2.7651               -14.43%
Fourth                2.1709              2.6583               -18.34%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.4899              2.7066               - 8.01%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $9.65 per thousand cubic feet ("Mcf"), a 5.76% decrease from fiscal 2013's average price of $10.24/Mcf. For fiscal 2014, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.3499, an increase of 2.48% from the average Euro/dollar exchange rate of $1.3172 for fiscal 2013.

            Average Euro Exchange Rate under the Mobil Agreement
----------------------------------------------------------------------------
                     2014 Average        2013 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.3597              1.3158               + 3.34%
Second                 1.3776              1.3105               + 5.12%
Third                  1.3577              1.3090               + 3.72%
Fourth                 1.2944              1.3334               - 2.92%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.3499              1.3172               + 2.48%

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2014, the volume of gas sold from western Oldenburg accounted for only 32.08% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 78.91% or $14,076,205 out of a total of $17,837,669 in overall Oldenburg gas royalties.

          Gas sales under the OEG Agreement decreased 5.91% to 97.155 Bcf in fiscal 2014 from 103.256 Bcf in fiscal 2013. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is most likely that the decline in gas production is due to the normal reduction in well pressure that is experienced over time which has not been fully offset by the addition of new wells and production capacity.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
----------------------------------------------------------------------------
Fiscal Quarter     2014 Gas Sales       2013 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 25.467               27.117              - 6.08%
Second                24.355               26.508              - 8.12%
Third                 24.194               24.436              - 0.99%
Fourth                23.139               25.195              - 8.16%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     97.155              103.256              - 5.91%

          Average gas prices for gas sold under the OEG Agreement decreased 10.29% to 2.5622 Ecents/kWh in fiscal 2014 from 2.8561 Ecents/kWh in fiscal 2013.

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
----------------------------------------------------------------------------
Fiscal Quarter     2014 Gas Prices     2013 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.7962              3.0363                - 7.91%
Second                2.7096              2.9002                - 6.57%
Third                 2.4367              2.7696                -12.02%
Fourth                2.2803              2.7003                -15.55%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.5622              2.8561                -10.29%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $9.70/Mcf, a 7.71% decrease over fiscal 2013's average price of $10.51/Mcf. For fiscal 2014, royalties paid under the OEG Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.3507, an increase of 2.82% from the average Euro/dollar exchange rate of $1.3136 for fiscal 2013.

            Average Euro Exchange Rate under the OEG Agreement
----------------------------------------------------------------------------
                     2014 Average        2013 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.3604              1.3083               + 3.98%
Second                 1.3774              1.3105               + 5.10%
Third                  1.3577              1.3048               + 4.05%
Fourth                 1.2891              1.3352               - 3.45%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.3507              1.3136               + 2.82%

          Interest income for fiscal 2014 decreased 26.18% to $18,724 as compared to $25,363 for fiscal 2013 reflecting the reduction in royalty receipts. Trust expenses decreased 3.76% to $901,150 in fiscal 2014 from $936,355 in fiscal 2013 primarily due to the absence of legal costs associated with the previous year's litigation in Germany and the reduction in Trustees fees as specified according to the provisions of the Trust Agreement.



Results:  Fiscal 2013 versus Fiscal 2012
----------------------------------------

          For fiscal 2013, the Trust's gross royalty income decreased 8.98% to $21,546,298 from $23,672,808 in fiscal 2012. The decrease in royalty income is due to declines in gas sales. The impact of this factor was reduced but not completely offset by the increase in gas prices and average exchange rates. The decrease in the amount of royalty income resulted in the lower distributions. The total distribution for fiscal 2013 was $2.25 per unit compared to $2.46 per unit for fiscal 2012. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. In the fourth fiscal quarter of 2013, the prior year adjustment represented a minor positive impact of $0.0043 per unit. In the fourth quarter of fiscal 2012, the prior year adjustment represented a negative impact of approximately $0.0189 per unit.
                                 - 24 -

          Gas sales under the Mobil Agreement declined 9.88% to 33.829 Bcf in fiscal 2013 from 37.539 Bcf in fiscal 2012. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is most likely that the decline in gas production is due to the normal reduction in well pressure that is experienced over time which has not been fully offset by the addition of new wells and production capacity.

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

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $10.24/Mcf, a 2.71% increase over fiscal 2012's average price of $9.97/Mcf. For fiscal 2013, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.3172, an increase of 2.47% from the average Euro/dollar exchange rate of $1.2854 for fiscal 2012.

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

          Gas sales under the OEG Agreement decreased 3.01% to 103.256 Bcf in fiscal 2013 from 106.457 Bcf in fiscal 2012. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is most likely that the decline in gas production is due to the normal reduction in well pressure that is experienced over time which has not been fully offset by the addition of new wells and production capacity.

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



Report on Exploration and Drilling
----------------------------------

         The Trust's German consultant meets periodically with representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the Trust's German consultant's recent conversations with representatives of EMPG. The Trust is not able to confirm the accuracy of any of these responses by the operating companies.
In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.


               EMPG has provided the following update on work conducted in 2014 and planned for 2015 and beyond. EMPG originally had two wells scheduled for 2014. The first well, Goldenstedt Z-34 (an eastern sour gas infill well), was successfully completed and is producing at 8.9 million cubic feet per day. This is the maximum capacity at the existing well site treatment plant. The second well, Hemmelte NW T-1, is an exploratory sweet gas well located in western Oldenburg. The start of drilling was initially scheduled for the end of 2014 or the beginning of 2015 but has since been pushed back to the third quarter of 2015.

               Visbek Z-16a, a western sour gas well, went into production in April of 2013 but suffered a casing collapse in October 2013. EMPG is planning to drill a new sidetrack parallel to the old one at some point during 2015. Goldenstedt Z-25 entered production in April 2013 with a very low flow rate that was complicated by the addition of "technical water," water lost in the formation during the drilling process. Production has since stabilized at a low level of
          1.3 million cubic feet per day but the gas is still loaded with "technical water." The initial attempt to resolve this issue failed. EMPG has scheduled a new sidetrack parallel to the current one out of the existing wellbore to be drilled during 2015.

               Ahlhorn Z-3, initially announced to begin drilling in late 2015, is now scheduled for the second quarter of 2016. This western sour gas well represents an attempt to re-open the Ahlhorn gas field that had been plugged and abandoned in 1997. The geological planning for Kneheim Z-5a, a western sour gas well, has begun but the possible drilling has been moved from the 2015/2016 time frame to late 2016.

               EMPG still has four Carboniferous wells in its portfolio. However, the drilling of the Carboniferous wells will not proceed until the lifting of the moratorium on fracking. Whether these wells or those described above will be drilled is still at the discretion of EMPG and will depend upon results of earlier drilling and an evaluation of economic circumstances.


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


Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2014 other than the distribution announced on October 30, 2014 and payable to unit owners on November 26, 2014, as reflected in the statement of assets, liabilities and trust corpus.

                             Payments Due by Period
                             ----------------------

                                   Less than       1-3       3-5     More than
                      Total         1 Year        Years     Years     5 Years
                  -------------  -------------   -------   -------   ---------
Distributions
payable to
unit owners        $3,584,330     $3,584,330       $0        $0         $0


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


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          ----------------------------------------------------------

          The Trust does not engage in any trading activities with respect to possible foreign exchange fluctuations. The Trust does not use any financial instruments to hedge against possible risks related to foreign exchange fluctuations. The market risk with respect to funds held in the Trust's bank account in Germany is negligible because standing instructions at the Trust's German bank require the bank to process conversions and transfers of royalty payments as soon as possible following their receipt. The Trust does not engage in any trading activities with respect to commodity price fluctuations.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2014 and 2013                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Fiscal Years Ended October 31, 2014,
    2013 and 2012                                                 F-3

  Statements of Undistributed Earnings for the Fiscal
    Years Ended October 31, 2014, 2013 and 2012                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Fiscal Years Ended October 31, 2014, 2013 and 2012        F-5

  Notes to Financial Statements                                F-6 - F-9

           Report of Independent Registered Public Accounting Firm


To the Board of Trustees and the Unit Owners of North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2014 and 2013, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2014. The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2014 and 2013, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the years in the three-year period ended October 31, 2014, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 30, 2014 expressed an unqualified opinion.




/s/ WeiserMazars LLP
New York, NY
December 30, 2014









                                   F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2014 AND 2013
                       -------------------------

                ASSETS                         2014          2013
                ------                     ------------   ------------

Current Assets --
  Cash and cash equivalents                 $3,754,736     $4,918,490

Producing gas and oil royalty
  rights, net of amortization
  (Notes 1 and 2)                                    1              1
                                           ------------   ------------
Total Assets                                $3,754,737     $4,918,491
                                           ============   ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Distributions to be paid
  to unit owners, paid
  November 2014 and 2013                    $3,584,330     $4,871,013


Trust corpus (Notes 1 and 2)                         1              1

Undistributed earnings                         170,406         47,477
                                           ------------   ------------
Total Liabilities and Trust Corpus          $3,754,737     $4,918,491
                                           ============   ============

















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-2


                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2014, 2013 AND 2012
        ----------------------------------------------------------


                                 2014           2013           2012
                             ------------   ------------   ------------
German gas, sulfur and
  oil royalties received     $18,927,005    $21,546,298    $23,672,808

Interest income                   18,724         25,363         40,156
                             ------------   ------------   ------------

Trust Income                  18,945,729     21,571,661     23,712,964
                             ------------   ------------   ------------


Non-related party expenses   (   819,004)   (   857,334)   (   982,700)

Related party expenses       (    82,146)   (    79,021)   (   120,303)
                             ------------   ------------   ------------

Trust expenses               (   901,150)   (   936,355)   ( 1,103,003)
                             ------------   ------------   ------------

Net income                   $18,044,579    $20,635,306    $22,609,961
                             ============   ============   ============


Net income per unit              $1.96          $2.25          $2.46
                                =======        =======        =======

Distributions per unit paid
  or to be paid to
  unit owners                    $1.95          $2.25          $2.46
                                =======        =======        =======















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-3

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2014, 2013 AND 2012
        ----------------------------------------------------------


                                  2014          2013           2012
                             ------------   ------------   ------------

Balance, beginning of year   $    47,477    $    90,999    $    89,889

Net income                    18,044,579     20,635,306     22,609,961
                             -----------    -----------    ------------
                              18,092,056     20,726,305     22,699,850

Less:


Current year distributions
  paid or to be paid
  to unit owners              17,921,650     20,678,828     22,608,851
                             -----------    -----------    -----------


Balance, end of year          $  170,406     $   47,477     $   90,999
                             ============   ============   ============

























                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2014, 2013 AND 2012
        ----------------------------------------------------------


                                    2014          2013          2012
                               ------------   ------------   ------------
Sources of cash and
  cash equivalents:

  German gas, sulfur and
    oil royalties received      $18,927,005    $21,546,298    $23,672,808


  Interest income                    18,724         25,363         40,156
                                ------------   ------------   ------------
                                 18,945,729     21,571,661     23,712,964
                                ------------   ------------   ------------

Uses of cash and
  cash equivalents:

  Payment of Trust expenses         901,150        936,355      1,103,003


  Distributions paid             19,208,333     20,495,015     23,803,628
                                ------------   ------------   ------------
                                 20,109,483     21,431,370     24,906,631
                                ------------   ------------   ------------

Net increase (decrease)
  in cash and cash
  equivalents during the year    (1,163,754)       140,291     (1,193,667)

Cash and cash equivalents,
  beginning of year               4,918,490      4,778,199      5,971,866
                                ------------   ------------   ------------
Cash and cash equivalents,
  end of year                   $ 3,754,736    $ 4,918,490    $ 4,778,199
                                ============   ============   ============











                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2014, 2013 AND 2012
                    -------------------------------


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





                                  F-6

      Cash and cash equivalents -
      ---------------------------

      Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2014, the uninsured amounts held in the Trust's U.S. bank accounts were $3,492,955. In addition, the Trust held Euros 9,980, the equivalent of $12,515, in its German bank account at October 31, 2014.

      Net income per unit -
      ---------------------

      Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2014, 2013 and 2012, there were 9,190,590 units of beneficial interest outstanding.

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


(3) Related party transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $24,634, $25,602 and $27,095 in fiscal 2014, 2013 and 2012, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For legal services, the Trust paid Cahill Gordon & Reindel LLP $57,512, $53,419 and $93,208 in fiscal 2014, 2013 and 2012, respectively.


                                    F-7

(4) Employee benefit plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2014, 2013 and 2012 calendar years.















































                                   F-8

(5) Quarterly results (unaudited):
    ------------------------------

    The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2014 and 2013:


                              Fiscal 2014 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received      $5,295,533  $5,346,449  $4,462,842  $3,822,181   $18,927,005

Net income      $4,958,808  $5,140,001  $4,287,987  $3,657,783   $18,044,579

Net income
  per unit         $0.54       $0.56       $0.47       $0.40         $1.96

Distributions
  paid or
  to be paid    $4,962,919  $5,146,730  $4,227,671  $3,584,330   $17,921,650

Distributions
  per unit
  paid or to
  be paid to
  unit owners      $0.54       $0.56       $0.46       $0.39         $1.95



                              Fiscal 2013 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received      $5,795,834  $6,048,364  $4,687,351  $5,014,749   $21,546,298

Net income      $5,473,010  $5,842,545  $4,459,386  $4,860,365   $20,635,306

Net income
  per unit         $0.60       $0.64       $0.49       $0.53         $2.25

Distributions
  paid or
  to be paid    $5,422,448  $5,881,978  $4,503,389  $4,871,013   $20,678,828

Distributions
  per unit
  paid or to
  be paid to
  unit owners      $0.59       $0.64       $0.49       $0.53         $2.25






                                   F-9

Item 9.   Changes in and Disagreements with Accountants
          ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2014. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2014.



Internal Control over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2014. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2014 has been audited by WeiserMazars LLP, the Trust's independent auditor, as stated in their report which follows.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          Report of Independent Registered Public Accounting Firm on
               Internal Control over Financial Reporting

To the Board of Trustees and the Unit Owners of North European Oil Royalty Trust


We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of October 31, 2014 and 2013, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2014 and our report dated December 30, 2014 expressed an unqualified opinion thereon.


/s/ WeiserMazars LLP
New York, NY
December 30, 2014



          Part C.   Changes in Internal Control over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

          Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 24, 2015, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Code of Ethics
--------------

          The Trustees have adopted a Code of Conduct and Business Ethics (the "Code") for the Trust's Trustees and employees, including the Managing Director. The Managing Director serves the roles of principal executive officer and principal financial and accounting officer. A copy of the Code is available without charge on request by writing to the Managing Director at the office of the Trust. The Code is also available on the Trust's website, www.neort.com.

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


Item 11. Executive Compensation.
         ----------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 24, 2015, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 24, 2015, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions, and Director
         ------------------------------------------------------------
         Independence.
         ------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 24, 2015, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 24, 2015, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.



                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Fiscal Years
               Ended October 31, 2014, 2013 and 2012

               Report of Independent Registered Public Accounting Firm

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2014 and 2013

               Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2014, 2013 and 2012

               Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2014, 2013 and 2012

               Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2014, 2013 and 2012

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 30, 2014        By:  /s/ John R. Van Kirk
                                --------------------------------------------
                                         John R. Van Kirk, Managing Director
                                         and Principal Accounting Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 30, 2014             /s/ Robert P. Adelman
                                     ---------------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 30, 2014             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 30, 2014             /s/ Lawrence A. Kobrin
                                     -------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 30, 2014             /s/ Willard B. Taylor
                                     ------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 30, 2014             /s/ Rosalie J. Wolf
                                     ----------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 30, 2014             /s/ John R. Van Kirk
                                     ---------------------------------------
                                         John R. Van Kirk, Managing Director
                                         and Principal Accounting Officer

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

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            46
          Financial Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  48
          Chief Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  Calculation of Cost Depletion Percentage                      49
         for the 2014 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2014 prepared by Ralph E. Davis Associates, Inc.

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).