Form 10-Q
period 2015-01-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2015-02-26
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2015    or
                                ------------------

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


Class                                     Outstanding at January 31, 2015
----------------------------              -------------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JANUARY 31, 2015 AND OCTOBER 31, 2014
                     -------------------------------------
                                (Unaudited)
                                -----------

                                                2015                2014
                                         -----------------   ----------------

              ASSETS

Current assets -- Cash and
     cash equivalents                       $ 3,267,322          $ 3,754,736


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 3,267,323          $ 3,754,737
                                            ============         ============


    LIABILITIES AND TRUST CORPUS

Current liabilities -- Distributions
     to be paid to unit owners, paid
     February 2015 and November 2014        $ 3,216,706          $ 3,584,330

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           50,616              170,406
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 3,267,323          $ 3,754,737
                                            ============         ============













                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014
             ----------------------------------------------------
                                (Unaudited)
                                -----------

                                                2015                2014
                                         -----------------   ----------------

Gas, sulfur and oil
     royalties received                     $ 3,442,713          $ 5,295,533

Interest income                                   3,412                4,916
                                            ------------         ------------

Trust Income                                $ 3,446,125          $ 5,300,449
                                            ------------         ------------


Non-related party expenses                     (312,295)            (324,161)

Related party expenses (Note 3)                 (36,914)             (17,480)
                                            ------------         ------------

Trust Expenses                                 (349,209)            (341,641)
                                            ------------         ------------

Net Income                                  $ 3,096,916          $ 4,958,808
                                            ============         ============

Net income per unit                            $ .34                $ .54
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .35                $ .54
                                               ======               ======



















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2015                2014
                                         -----------------   ----------------


Balance, beginning of period                $   170,406          $    47,477

Net income                                    3,096,916            4,958,808
                                            ------------         ------------
                                              3,267,322            5,006,285

Less:

Current year distributions paid
     or to be paid to unit owners             3,216,706            4,962,919
                                            ------------         ------------
Balance, end of period                      $    50,616          $    43,366
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2015                2014
                                          -----------------   ---------------

Sources of cash and cash equivalents:
------------------------------------

Gas, sulfur and oil royalties                $ 3,442,713         $ 5,295,533

Interest income                                    3,412               4,916
                                             ------------        ------------
                                               3,446,125           5,300,449
                                             ------------        ------------
Uses of cash and cash equivalents:
---------------------------------

Payment of Trust expenses                        349,209             341,641

Distributions paid                             3,584,330           4,871,013
                                             ------------        ------------
                                               3,933,539           5,212,654
                                             ------------        ------------
Net increase (decrease) in cash and
     cash equivalents during the period         (487,414)             87,795

Cash and cash equivalents,
     beginning of period                       3,754,736           4,918,490
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 3,267,322         $ 5,006,285
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

     On a modified cash basis, revenue is earned when cash is received and expenses are incurred when cash is paid. GAAP basis financial statements disclose revenue as earned and expenses as incurred, without regard to receipts or payments. The modified cash basis of accounting is utilized to permit the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis of accounting provides a more meaningful presentation of the results of operations of the Trust.

     The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2014 (the "2014 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2014 Form 10-K.


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


     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2015, the uninsured amounts held in the Trust's U.S. bank accounts were approximately $3,153,525. In addition, the Trust held Euro 9,969, the equivalent of $11,251, in its German bank account at January 31, 2015.


     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2015 and 2014, there were 9,190,590 units of beneficial interest outstanding.


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

(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $4,334 and $4,399 in the first quarter of fiscal 2015 and 2014, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2015 and 2014, the Trust paid Cahill Gordon & Reindel LLP $32,580 and $13,081 for legal services, respectively.


(4)  Employee benefit plan:
     ----------------------

     The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2015 and 2014 calendar years.

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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 95% of the cumulative royalty income received in fiscal 2015. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 98% of the cumulative royalty income received under this agreement in fiscal 2015 Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first three months of fiscal 2015 and 2014, the Trust received $0 and $91,580, respectively, in sulfur royalties under the Mobil Agreement.

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

          Under the Mobil and OEG Agreements, the gas is sold either to various distributors under long-term contracts (which delineate, among other provisions, the timing, manner, volume and price of the gas sold) or the gas is sold at the
spot market prices.   Gas sold at spot market prices is either sold directly on
the spot market or the gas is sold between Mobil Erdgas and BEB (intra-company sales). With regard to gas sales under the long-term contracts, the pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must rely on imports to meet the majority of its energy demands, oil prices on the international market (in U.S. dollars) have a significant impact on the price of light heating oil in Germany and a delayed impact on the price of gas. The price of gas sold on the spot market or sold between Mobil Erdgas and BEB is not based on a relationship to the price of oil but instead the gas is sold at the quoted market price of gas then trading as determined by supply and demand. The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review both the contractual sales and spot market or intra-company sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany have completed their examination of the operating companies for 2011 and 2012. After further review, the Trustees concluded that the one open item remaining from the Trust's German accountants' examination has been resolved.

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars. The long-term impact relates to the mechanism of gas pricing contained in some of the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light heating oil more expensive. A stronger Euro would buy more oil making that oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the price of gas higher or lower. The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts. With regard to either spot market or intra-company sales, there is no long-term impact because there is no relationship between the price of gas and the price of oil. According to the Trust's accountants in Germany, the linkage in contracts between oil prices (through the price of light heating oil) and gas prices appears to be declining with new contracts being written with a linkage to spot market prices on a specific exchange with a plus or minus factor added. With the possible elimination of the oil price linkage from the gas sales contracts, the long-term impact of the exchange rate on Trust royalties may be gradually eliminated.

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


Results: First Quarter of Fiscal 2015 Versus First Quarter of Fiscal 2014
-------------------------------------------------------------------------

          Total royalty income received during the first quarter of fiscal 2015 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2014. The distribution of $0.35 per unit was paid on February 25, 2015 to owners of record as of February 13, 2015. Comparisons of total royalty income and net income for the first quarter of fiscal 2015 and 2014 are shown below.

                              1st Fiscal Qtr.    1st Fiscal Qtr.   Percentage
                              Ended 1/31/2015    Ended 1/31/2014     Change
-----------------------------------------------------------------------------
Total Royalty Income            $3,442,713         $5,295,533       - 34.99%
Net Income                      $3,096,916         $4,958,808       - 37.55%
Distributions per Unit            $0.35              $0.54          - 35.19%
-----------------------------------------------------------------------------

          The decline in net income between the first quarter of fiscal 2015 and the first quarter of fiscal 2014 resulted primarily from lower gas sales, lower gas prices and lower average exchange rates under both the Mobil and OEG Agreements as shown in the table below. In combination, oil and sulfur royalties for the first quarter of fiscal 2015 declined by $112,418 in comparison to the first quarter of fiscal 2014. The fourth quarter Mobil sulfur royalty of $96,142 should have been paid in the first quarter of fiscal 2015 and its absence contributed to this decline. This $96,142 was subsequently paid in the second quarter of fiscal 2015.

          "Total Royalties Received" includes various positive and negative adjustments that the operators made during the quarter, including corrections from prior years. "Total Royalties Received" also reflects the absence of the first quarter's final adjusting payment of $221,060 under the Mobil Agreement. This payment should have been made in the first quarter of fiscal 2015 but was not received until the second quarter of fiscal 2015. The net amount of such adjustments and the delayed payment reduced royalties received in the first
quarter of fiscal 2015 by $302,629.   The net amount of such adjustments
increased royalties received in the first quarter of fiscal 2014 by $78,343.

          There remained an outstanding negative adjustment for 2013 gas sales under the Mobil Agreement of Euro 492,790 as of the end of the Trust's first fiscal quarter. This negative adjustment was subsequently applied against royalty income payable to the Trust in February 2015. After giving effect to this negative adjustment, the equivalent of $561,584 based on the exchange rate applied on the date of transfer, total royalty income received in the first month of the Trust's second fiscal quarter was $972,545.

          The table below is intended to illustrate trends based on actual gas sales in each quarter. "Gas Royalties" shown in the table below are based solely on the actual gas sales that occurred during the fourth calendar quarter of 2014 and do not reflect any adjustments for prior periods.

-----------------------------------------------------------------------------
       Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
-----------------------------------------------------------------------------
                          4th Calendar Qtr.    4th Calendar Qtr.   Percentage
Mobil Agreement           Ended 12/31/2014     Ended 12/31/2013       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)              7.876                8.108          -  2.86%
Gas Prices (Ecents/Kwh)(2)     2.3538               2.7458          - 14.28%
Average Exchange Rates(3)      1.2127               1.3597          - 10.81%
Gas Royalties                $2,577,934           $3,479,344        - 25.91%
Gas Prices ($/Mcf)(4)          $ 8.18               $10.73          - 23.77%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)                23.497               25.467          -  7.74%
Gas Prices (Ecents/Kwh)        2.4808               2.7962          - 11.28%
Average Exchange Rates         1.1973               1.3604          - 11.99%
Gas Royalties                $1,129,397           $1,604,867        - 29.63%
Gas Prices ($/Mcf)             $ 8.33               $10.67          - 21.93%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Euro cents per Kilowatt hour
(3) Based on average exchanges rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet


          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2015, gas sales from western Oldenburg accounted for only 33.52% of all gas sales. However, royalties on these gas sales provided approximately 81.19% or $2,665,020 out of a total of $3,282,286 in Oldenburg royalties attributable to gas.

          Trust expenses for the first quarter of fiscal 2015 increased 2.22% or $7,568 to $349,209 in comparison to $341,641 in the first quarter of fiscal 2014. The increase in costs reflects a shift in the timing of payments associated with the mailing of the materials for the annual meeting. Trust interest income received in the first quarter of fiscal 2015 was $3,412, a decrease from interest income of $4,916 received in the first quarter of fiscal 2014.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2015, compared to that at fiscal year-end (October 31, 2014), shows a decline in assets due to lower royalty receipts during the first quarter of fiscal 2015.


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

          3. potential disputes with the operating companies and the resolution thereof; and

          4. the risk factors set forth under Item 1A of the Trust's Annual Report on Form 10-K for the year ended October 31, 2014.


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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2015 based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 1992"). Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures based on such standards were effective as of January 31, 2015.

          The Trust is in the process of implementing the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") and believes such new criteria would not materially affect the Trust's evaluation described above that occurred during the first quarter of fiscal 2015.

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

February 26, 2015