Form 10-Q
period 2015-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2015-05-21
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2015    or
                                ----------------

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


Class                                     Outstanding at April 30, 2015
----------------------------              -----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     APRIL 30, 2015 AND OCTOBER 31, 2014
                     -----------------------------------
                                (Unaudited)
                                -----------

                                                2015                2014
                                         -----------------   ----------------

              ASSETS
             --------

Current assets - - Cash and
     cash equivalents                       $ 3,125,111          $ 3,754,736


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 3,125,112          $ 3,754,737
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current liabilities - - Distributions
     to be paid to unit owners, to be
     paid May 2015 and paid November 2014   $ 3,032,895          $ 3,584,330

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           92,216              170,406
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 3,125,112          $ 3,754,737
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED APRIL 30, 2015 AND 2014
             --------------------------------------------------
                               (Unaudited)
                               -----------

                                                2015                2014
                                         -----------------   ----------------

Gas, sulfur and oil royalties received      $ 3,238,135          $ 5,346,449

Interest income                                   2,239                5,120
                                            ------------         ------------

Trust Income                                  3,240,374            5,351,569
------------                                ------------         ------------


Non-related party expenses                     (150,219)            (191,139)

Related party expenses (Note 3)                 (15,660)             (20,429)
                                            ------------         ------------

Trust Expenses                                 (165,879)            (211,568)
--------------                              ------------         ------------

Net Income                                  $ 3,074,495          $ 5,140,001
----------                                  ============         ============

Net income per unit                            $ .33                $ .56
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .33                $ .56
                                               ======               ======



















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2015 AND 2014
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2015                2014
                                         -----------------   ----------------

Gas, sulfur and oil royalties received      $ 6,680,848          $10,641,982

Interest income                                   5,651               10,036
                                            ------------         ------------

Trust Income                                  6,686,499           10,652,018
------------                                ------------         ------------


Non-related party expenses                     (462,514)            (515,300)

Related party expenses (Note 3)                 (52,574)             (37,909)
                                            ------------         ------------

Trust Expenses                                 (515,088)            (553,209)
--------------                              ------------         ------------


Net Income                                  $ 6,171,411          $10,098,809
----------                                  ============         ============


Net income per unit                            $0.67                $1.10
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $0.68                $1.10
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2015 AND 2014
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2015                2014
                                         -----------------   ----------------


Balance, beginning of period                $   170,406          $    47,477

Net income                                    6,171,411           10,098,809
                                            ------------         ------------


                                              6,341,817           10,146,286

Less:

Current year distributions paid
     or to be paid to unit owners             6,249,601           10,109,649
                                            ------------         ------------
Balance, end of period                      $    92,216          $    36,637
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE SIX MONTHS ENDED APRIL 30, 2015 AND 2014
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2015                2014
                                          -----------------   ---------------

Sources of Cash and Cash Equivalents:
------------------------------------

Gas, sulfur and oil royalties received       $ 6,680,848         $10,641,982

Interest income                                    5,651              10,036
                                             ------------        ------------
                                               6,686,499          10,652,018
                                             ------------        ------------
Uses of Cash and Cash Equivalents:
---------------------------------

Payment of Trust expenses                        515,088             553,209

Distributions paid                             6,801,036           9,833,932
                                             ------------        ------------
                                               7,316,124          10,387,141
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period         (629,625)            264,877

Cash and cash equivalents,
     beginning of period                       3,754,736           4,918,490
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 3,125,111         $ 5,183,367
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

     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2015, the uninsured amount held in the Trust's U.S. bank accounts was $2,869,908. In addition, the Trust held Euros 9,983, the equivalent of $11,189, in its German bank account at April 30, 2015.


     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2015 and 2014, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,954 and $6,688 in the second quarter of fiscal 2015 and 2014, respectively. For such office space and office services, the Trust reimbursed the Managing Director $11,288 and $11,087 in the first six months of fiscal 2015 and 2014, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the second quarter of fiscal 2015 and 2014, the Trust paid Cahill Gordon & Reindel LLP $8,706 and $13,741 for legal services, respectively. For the first six months of fiscal 2015 and 2014, the Trust paid Cahill Gordon & Reindel LLP $41,286 and $26,822 for legal services, respectively.

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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp. ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and provides nearly 100% of all the royalties received by the Trust. The Oldenburg concession (approximately 1,386,000 acres) covers virtually the entire former Principality of Oldenburg and is located in the German federal state of Lower Saxony.

          In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 92% of the cumulative royalty income received in fiscal 2015. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

          On approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount is divided into thirds and forms the monthly royalty payments (payable on the 15th of each month) to the Trust for its upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly. Currently, the Trust's German accountants review the royalty calculations on a biennial basis.

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, the operators of the desulfurization plant conduct maintenance on the plant generally during the summer months when demand is lower.

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 98% of the cumulative royalty income received under this agreement in fiscal 2015. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2015 and 2014, the Trust received $216,673 and $91,580, respectively, in sulfur royalties under the Mobil Agreement.

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

          Under the Mobil and OEG Agreements, the gas is sold either to various distributors under long-term contracts (which delineate, among other provisions, the timing, manner, volume and price of the gas sold) or the gas is sold at spot market prices. Gas sold at spot market prices is either sold directly on the spot market or the gas is sold between Mobil Erdgas and BEB (intra-company sales). With regard to gas sales under the long-term contracts, the pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must rely on imports to meet the majority of its energy demands, oil prices on the international market (in U.S. dollars) have a significant impact on the price of light heating oil in Germany and a delayed impact on the price of gas. With respect to gas sold under the long-term contracts, these customers have recently been able, to a certain extent, to force the operating companies to accept spot market prices for portions of the contractual sales. As a consequence, the linkage between oil prices and gas prices appears to be weakening. Gas sold at spot market prices is sold indirectly via intra-company sales to the open market. The pricing for those intra-company sales is based on the quoted market price of gas.

          The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review both the contractual sales and spot market or intra-company sales periodically on behalf of the Trust to verify their correctness. In November or December of 2015, the Trust's accountants in Germany will begin their examination of the operating companies' royalty calculations for 2013 and 2014.

          For unit owners, changes in the dollar value of the Euro have both an immediate and long-term impact. The immediate impact is from the exchange rate that is applied at the time the royalties, paid to the Trust in Euros, are converted into U.S. dollars at the time of their transfer from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars. The long-term impact relates to the mechanism of gas pricing contained in some of the gas sales contracts negotiated by the operating companies. These gas sales contracts often use the price of German light heating oil as one of the primary pricing factors by which the price of gas is determined. The price of German light heating oil, which is a refined product, is largely determined by the price of the imported crude oil from which it was refined. Oil on the international market is priced in dollars. However, when oil is imported into Germany it is purchased in Euros, and at this point the dollar value of the Euro becomes relevant. A weaker Euro would buy less oil making that oil and the subsequently refined light heating oil more expensive. A stronger Euro would buy more oil making that oil and the subsequently refined light heating oil less expensive. Since changes in the price of German light heating oil are subsequently reflected in the price of gas through the gas sales contracts, the dollar/Euro relationship can make the price of gas higher or lower. The changes in gas prices that result from changes in the prices of German light heating oil are only reflected after a built-in delay of three to six months as specified in the individual gas sales contracts. With regard to either spot market or intra-company sales, there is no long-term impact by the exchange rate because there is no relationship between the price of oil and the price of gas.

          Industry trends are beginning to indicate that the linkage in contracts between oil prices (through the price of light heating oil) and gas prices appears to be declining with new contracts being written with a linkage to spot market prices on a specific exchange with a plus or minus factor added. To the extent this becomes standard practice, the long-term impact of the exchange rate on gas pricing and, ultimately, Trust royalties would be gradually eliminated.

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


Results:  Second Quarter of Fiscal 2015 Versus Second Quarter of Fiscal 2014
          ------------------------------------------------------------------

          Total royalties received during the second quarter of fiscal 2015 were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2015. A distribution of 33 cents per unit will be paid on May 27, 2015 to owners of record as of May 15, 2015. Comparisons of total royalties received and net income for the second quarter of fiscal 2015 and 2014 are shown below.

                              2nd Fiscal Qtr.    2nd Fiscal Qtr.   Percentage
                              Ended 4/30/2015    Ended 4/30/2014     Change
-----------------------------------------------------------------------------
Total Royalties Received        $3,238,135         $5,346,449       - 39.43%
Net Income                      $3,074,495         $5,140,001       - 40.18%
Distributions per Unit            $0.33              $0.56          - 41.07%
-----------------------------------------------------------------------------

          The decline in total royalties received between the second quarter of fiscal 2015 and the second quarter of fiscal 2014 resulted from two separate elements determining royalty income. The first element relates to accounting adjustments that are derived by the over or underpayment of royalties from prior quarters or years, which are required to reconcile advanced estimated payments to actual results. The second element relates to gas sales from the immediately preceding quarter and reflects changes in the factors affecting gas royalties, namely gas sales, gas prices and the average exchange rates.

          With regard to the first element impacting total royalties received, the net amount of such adjustments reduced royalties for the second
quarter of fiscal 2015 by $340,524.   This included a negative adjustment
from 2013 of $561,584. In addition, the Trust received separate sulfur royalty payments of $216,673 under the Mobil Agreement. In comparison, the second quarter of fiscal 2014 saw a positive adjustment of $12,068 but received no separate sulfur royalty payments. The impact of these adjustments is reflected in the figures shown in the table above.

          The table below is intended to illustrate the second element affecting total royalties received by detailing the factors determining the gas royalties payable from the preceding calendar quarter. Gas royalties are based solely on the actual gas sales that occurred during the first calendar quarter of 2015 and 2014 and do not reflect any adjustments for prior periods.

                              Factors Determining Gas Royalties Payable
-----------------------------------------------------------------------------
                         1st Calendar Qtr.    1st Calendar Qtr.    Percentage
Mobil Agreement           Ended 3/31/2015      Ended 3/31/2014       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)             7.642                7.651           -  0.12%
Gas Prices (Ecents/Kwh)(2)    2.3212               2.6635           - 12.85%
Average Exchange Rate(3)      1.0754               1.3776           - 21.94%
Gas Royalties              $2,198,548           $3,225,728          - 31.84%
Gas Prices ($/Mcf)(4)         $ 7.19               $10.54           - 31.78%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               23.137               24.355           -  5.00%
Gas Prices (Ecents/Kwh)       2.4128               2.7096           - 10.95%
Average Exchange Rate         1.0830               1.3774           - 21.37%
Gas Royalties              $ 969,655           $1,487,638           - 34.82%
Gas Prices ($/Mcf)            $ 7.33               $10.47           - 29.99%
-----------------------------------------------------------------------------

(1) Billion cubic feet  (2) Euro cents per Kilowatt hour
(3) Based on average exchange rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2015, gas sales from western Oldenburg accounted for only 33.03% of all gas sales. However, royalties on these gas sales provided approximately 76.65% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the second quarter of fiscal 2015 decreased 21.60%, or $45,689, to $165,879 from $211,568 in the second quarter of fiscal 2014 due to lower Trustee fees as specified in the Trust Agreement, reduced mailing costs, and no work by the Trust's German accountants due to their earlier completion of the biennial royalty examination. Trust interest income received during the second quarter of fiscal 2015 decreased to $2,239 in comparison to $5,120 received in the second quarter of fiscal 2014 due to reduced funds available for investment.

          The current Statements of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2015, compared to that at fiscal year-end (October 31, 2014), shows a decrease in assets due to the lower royalty receipts during the second quarter of fiscal 2015.

Results:  First Six Months of Fiscal 2015 Versus First Six Months of
          ----------------------------------------------------------
          Fiscal 2014
          -----------

         Total royalties received during the first six months of fiscal 2015 were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2014 and the first calendar quarter of 2015. Comparisons of total royalties received and net income for the first six months of fiscal 2015 and 2014 are shown below.

                                Six Months         Six Months      Percentage
                              Ended 4/30/2015    Ended 4/30/2014     Change
-----------------------------------------------------------------------------
Total Royalties Received        $ 6,680,848        $10,641,982     - 37.22%
Net Income                      $ 6,171,411        $10,098,809     - 38.89%
Distributions per Unit             $0.68              $1.10        - 38.18%
-----------------------------------------------------------------------------

          The decline in total royalties received between the first six months of fiscal 2015 and the first six months of fiscal 2014 again resulted from two separate elements determining royalty income. The first element relates to accounting adjustments that are derived by the over or underpayment of royalties from prior quarters or years, which are required to reconcile advanced estimated payments to actual results. The second element relates to gas sales from the immediately preceding six calendar month period and reflects changes in the factors affecting gas royalties, namely gas sales, gas prices and the average exchange rates.

          With regard to the first element impacting total royalties received, the net amount of such adjustments reduced royalties for the first six months of fiscal 2015 by $761,793. In addition, the Trust received separate sulfur royalty payments of $216,673 under the Mobil Agreement. In comparison, total royalties received in the first six months of fiscal 2014 saw a negative adjustment of $48,473 as well as separate sulfur royalty payments of $91,580. The impact of these adjustments is reflected in the figures shown in the table above.

          The table below is intended to illustrate the second element affecting total royalties received by detailing the factors determining the gas royalties payable from the preceding six calendar months. Gas royalties are based solely on the actual gas sales that occurred during the six calendar months ended 3/31/2015 and 3/31/2014 and do not reflect any adjustments for prior periods.

                              Factors Determining Gas Royalties Payable
-----------------------------------------------------------------------------
                             Six Months         Six Months         Percentage
Mobil Agreement           Ended 3/31/2015      Ended 3/31/2014       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               15.519               15.759           -  1.52%
Gas Prices (Ecents/Kwh)       2.3367               2.7058           - 13.64%
Average Exchange Rate         1.1454               1.3685           - 16.30%
Gas Royalties              $4,776,482           $6,705,072          - 28.76%
Gas Prices ($/Mcf)            $ 7.69               $10.64           - 27.73%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               46.634               49.822           -  6.40%
Gas Prices (Ecents/Kwh)       2.4471               2.7539           - 11.14%
Average Exchange Rate         1.1417               1.3685           - 16.57%
Gas Royalties              $2,099,052           $3,092,505          - 32.12%
Gas Prices ($/Mcf)            $ 7.83               $10.57           - 25.92%
-----------------------------------------------------------------------------

          For the six months ended 3/31/2015, gas sales from western Oldenburg accounted for only 33.28% of all gas sales. However, royalties on these gas sales provided approximately 79.07% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the first six months of fiscal 2015 decreased 6.89%, or $38,121, to $515,088 from $553,209 for the first six months of fiscal 2014. This decrease in expenses is due to lower Trustee fees as specified in the Trust Agreement and no work by the Trust's German accountants due to their earlier completion of the biennial royalty examination. Trust interest income received during the first six months of fiscal 2015 decreased to $5,651 in comparison to $10,036 received in the first six months of fiscal 2014 due to reduced funds available for investment.



                Report on Drilling and Geophysical Work
                ---------------------------------------


               The Trust has received a report on exploration and drilling which was submitted by ExxonMobil Production Gesellschaft ("EMPG") to the Authority for Mining, Energy and Geology. The following is a summary of this report reflecting some additional comments from the Trust's German consultant. EMPG is not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

               In its report, EMPG provided information of the new regulatory requirements that must be completed prior to the drilling of new conventional gas wells. These requirements include an environmental impact study and a data capture of the flora/fauna habitat in the area of the well site. Each of these studies can take up to a year. Acknowledging the time necessary to fulfill these requirements, EMPG has stated that they do not expect to conduct any drilling activities in 2015 and 2016.
          Since, at best, EMPG has only averaged between one and two wells per year, the short-term impact of this suspension of drilling should be minimal with respect to the Trust's royalty income.

               EMPG has also announced that the drilling of the western exploratory well, Hemmelte NW T1, to evaluate the sweet gas bunter zone, will be delayed until 2017 with no reason offered.

               For the Trust, the three active production zones in the Oldenburg concession (Bunter, Zechstein and Carboniferous) are all considered conventional. However, the Carboniferous zone is the only zone for which fracking is considered necessary to access sufficient reserves in order to make the well economically productive. Due to the ongoing fracking moratorium, further evaluation of the carboniferous zone has been postponed. The Trust's German consultant does not expect fracking to be available for conventional gas development until mid-2017 at the earliest.

               The report further indicated that EMPG's geological and geophysical departments are continuing their efforts to interpret previously conducted 2-D seismic results based upon improved interpretation technology. Preliminary work is continuing on the drilling project, Ahlhorn Z3, intended to reopen the old Ahlhorn gas field which was plugged and abandoned in 1997.

               Three wells completed drilling in 2014: Visbek Z-9b was a dry hole; Doetlingen-Ost Z-1 has not yet entered production; and Goldenstedt Z-34 entered production in November. Goldenstedt is a sour gas well with an initial production rate of just under 9 million cubic feet/day. However, at this production level, sulfur particles began to appear intermingled with the gas. Since the wellhead mechanism was not made to handle the sulfur, production was reduced to 7 million cubic feet per day. This reduction allowed for the maintenance of higher pressure levels, which forced the sulfur to remain in a gaseous form and be transportable to the desulfurization plant for removal.

               There was no maintenance work conducted at the Grossenkneten desulfurization plant in 2014 but, for 2015, EMPG will be conducting maintenance work at Grossenkneten from August 31st to October 13th.

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

          During the quarter ended April 30, 2015, the Trust completed the process of implementing the criteria for effective internal control over financial reporting established in the Internal Control-Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013").

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2015 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in COSO 2013. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2015.

          The Managing Director further believes that implementing the new criteria issued by COSO 2013 did not materially affect, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.



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

Dated: May 21, 2015