Form 10-Q
period 2015-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2015-08-28
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2015    or
                                ---------------

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


Class                                     Outstanding at July 31, 2015
----------------------------              ----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JULY 31, 2015 AND OCTOBER 31, 2014
                     ----------------------------------
                                (Unaudited)
                                -----------

                                                2015                2014
                                         -----------------   ----------------

              ASSETS
             --------

Current assets - - Cash and
     cash equivalents                       $ 3,404,523          $ 3,754,736


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 3,404,524          $ 3,754,737
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current liabilities - - Distributions
     to be paid to unit owners, paid
     August 2015 and November 2014          $ 3,308,613          $ 3,584,330

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           95,910              170,406
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 3,404,524          $ 3,754,737
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014
             -------------------------------------------------
                               (Unaudited)
                               -----------

                                                2015                2014
                                         -----------------   ----------------

Gas, sulfur and oil royalties received      $ 3,459,645          $ 4,462,842

Interest income                                   2,248                4,663
                                            ------------         ------------

Trust Income                                $ 3,461,893          $ 4,467,505
------------                                ------------         ------------


Non-related party expenses                     (133,380)            (156,362)

Related party expenses (Note 3)                 (16,206)             (23,156)
                                            ------------         ------------

Trust Expenses                                 (149,586)            (179,518)
--------------                              ------------         ------------


Net Income                                  $ 3,312,307          $ 4,287,987
----------                                  ============         ============


Net income per unit                            $ .36                $ .47
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .36                $ .46
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE NINE MONTHS ENDED JULY 31, 2015 AND 2014
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2015                2014
                                         -----------------   ----------------

Gas, sulfur and oil royalties received      $10,140,493          $15,104,824

Interest income                                   7,899               14,699
                                            ------------         ------------

Trust Income                                $10,148,392          $15,119,523
------------                                ------------         ------------


Non-related party expenses                     (595,894)            (671,662)

Related party expenses (Note 3)                 (68,780)             (61,065)
                                            ------------         ------------

Trust Expenses                                 (664,674)            (732,727)
--------------                              ------------         ------------


Net Income                                  $ 9,483,718          $14,386,796
----------                                  ============         ============


Net income per unit                            $1.03                $1.57
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $1.04                $1.56
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE NINE MONTHS ENDED JULY 31, 2015 AND 2014
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2015                2014
                                         -----------------   ----------------


Balance, beginning of period                $   170,406          $    47,477

Net income                                    9,483,718           14,386,796
                                            ------------         ------------

                                              9,654,124           14,434,273


Less:

Current year distributions paid
     or to be paid to unit owners             9,558,214           14,337,320
                                            ------------         ------------
Balance, end of period                      $    95,910          $    96,953
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE NINE MONTHS ENDED JULY 31, 2015 AND 2014
           ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2015                2014
                                          -----------------   ---------------

Sources of Cash and Cash Equivalents:
------------------------------------

Gas, sulfur and oil royalties received       $10,140,493         $15,104,824

Interest income                                    7,899              14,699
                                             ------------        ------------
                                              10,148,392          15,119,523
                                             ------------        ------------

Uses of Cash and Cash Equivalents:
---------------------------------

Payment of Trust expenses                        664,674             732,727

Distributions paid                             9,833,931          14,980,662
                                             ------------        ------------
                                              10,498,605          15,713,389
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period         (350,213)           (593,866)

Cash and cash equivalents,
     beginning of period                       3,754,736           4,918,490
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 3,404,523         $ 4,324,624
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

     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2015, the uninsured amount held in the Trust's U.S. bank accounts was $3,143,706. In addition, the Trust held Euros 9,998, the equivalent of $11,086, in its German bank account at July 31, 2015.

     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2015 and 2014, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $5,417 and $5,581 in the third quarter of fiscal 2015 and 2014, respectively. For such office space and office services, the Trust reimbursed the Managing Director $16,705 and $16,668 in the first nine months of fiscal 2015 and 2014, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2015 and 2014, the Trust paid Cahill Gordon & Reindel LLP $10,789 and $17,575 for legal services, respectively. For the first nine months of fiscal 2015 and 2014, the Trust paid Cahill Gordon & Reindel LLP $52,075 and $44,397 for legal services, respectively.

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

          On July 28, 2015, Vermilion Energy Inc. ("Vermilion") distributed a press release announcing that it had entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB to purchase a 50% participating interest in 19 onshore exploration licenses in northwest Germany, with an anticipated closing date of January 1, 2016. Based on preliminary information received, it appears that three of these licenses cover the northern areas of the Oldenburg concession, where there is currently no production or active wells. The southern area of the Oldenburg concession, Muensterland, which contains the majority of wells and from which the Trust derives almost all of its royalty income, is not part of the Farm-In Agreement. According to Vermilion's press release, the Farm-In Agreement commits Vermilion to the financial carry of the remaining 50% interests held by Mobil Erdgas and BEB in 11 gross exploratory wells over the next five years. It is unknown at this time whether any of these wells would be within the confines of the Oldenburg concession and whether there will be any increase in production in the Trust's royalty areas. The Trust's underlying contractual royalty rights will not be affected by the transfer of the interests in the exploration licenses.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 93% of the cumulative royalty income received in fiscal 2015. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG, the operators of the Grossenkneten desulfurization plant, conducts maintenance on the plant, and we have received notice that EMPG will be conducting such maintenance work from August 31, 2015 to October 13, 2015. Historically, sour gas production capacity during the period of maintenance work has been reduced by approximately one-third.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2015 and 2014, the Trust received $291,196 and $197,601, respectively, in sulfur royalties under the Mobil Agreement.

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

         Under the Mobil and OEG Agreements, the gas is sold either to various distributors under long-term contracts (which delineate, among other provisions, the timing, manner, volume and price of the gas sold) or the gas is sold at spot market prices. Gas sold at spot market prices is either sold directly on the spot market or the gas is sold between Mobil Erdgas and BEB (intra-company sales). With regard to gas sales under the long-term contracts, the pricing mechanisms contained in these contracts include a delay factor of three to six months and use the price of light heating oil in Germany as one of the primary pricing components. Since Germany must rely on imports to meet the majority of its energy demands, oil prices on the international market (in U.S. dollars) have a significant impact on the price of light heating oil in Germany and a delayed impact on the price of gas.
With respect to gas sold under the long-term contracts, the Trust has been advised by its German consultant that these customers have recently been able, to a certain extent, to force the operating companies to accept spot market prices for portions of the contractual sales. As a consequence, the linkage between oil prices and gas prices appears to be weakening. Gas sold at spot market prices is sold indirectly via intra-company sales to the open market. The pricing for those intra-company sales is based on the quoted market price of gas.

          The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review both the contractual sales and spot market and intra-company sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany will begin their examination of the operating companies' royalty calculations for 2013 and 2014 in late October or early November of 2015.

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

          Industry trends are beginning to indicate that the linkage in contracts between oil prices (through the price of light heating oil) and gas prices appears to be declining with new contracts being written with a linkage to spot market prices on a specific exchange with a plus or minus factor added. To the extent this becomes standard practice, the long-term impact of the exchange rate on gas pricing, through this linkage to oil prices, would gradually be eliminated.

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

Results: Third Quarter of Fiscal 2015 Versus Third Quarter of Fiscal 2014
         ----------------------------------------------------------------

          Total royalties received during the third quarter of fiscal 2015 were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2015. A distribution of 36 cents per unit was paid on August 26, 2015 to owners of record as of August 14, 2015. Comparisons of total royalties received and net income for the third quarter of fiscal 2015 and 2014 are shown below.

-----------------------------------------------------------------------------
                         3rd Fiscal Quarter   3rd Fiscal Quarter   Percentage
                           Ended 7/31/2015      Ended 7/31/2014      Change
-----------------------------------------------------------------------------
Total Royalties Received     $3,459,645           $4,462,842        - 22.48%
Net Income                   $3,312,307           $4,287.987        - 22.75%
Distributions per Unit          $0.36                $0.46          - 21.74%
-----------------------------------------------------------------------------

          The decline in total royalties received between the third quarter of fiscal 2015 and the third quarter of fiscal 2014 resulted from three separate elements determining royalty income. The first element relates to accounting adjustments that are derived from the over or underpayment of royalties from prior quarters or years which are required to reconcile advanced estimated payments to actual results. The second element relates to sulfur royalty payments under the Mobil Agreement. The third element relates to gas sales from the immediately preceding calendar quarter and reflects changes in the factors affecting gas royalties, namely gas sales, gas prices and the average exchange rates.

          With regard to the first element impacting total royalties received, the net amount of such adjustments reduced royalties for the third quarter of fiscal 2015 by $35,346. In comparison, in the third quarter of fiscal 2014, the net amount of such adjustments reduced royalties by $451,651. The impact of these adjustments is reflected in the figures shown in the table above.

          With regard to the second element impacting total royalties received, the Trust received a separate sulfur royalty payment of $74,523 under the Mobil Agreement in the third quarter of fiscal 2015. In comparison, in the third quarter of fiscal 2014, the Trust received a separate sulfur royalty payment $106,021. The impact of these sulfur payments is reflected in the figures shown in the table above.

          The table below is intended to illustrate the third element affecting total royalties received by detailing the factors determining the gas royalties payable from the preceding calendar quarter. Gas royalties are based solely on the actual gas sales that occurred during the second calendar quarters of 2015 and 2014 and do not reflect any adjustments for prior periods.

-----------------------------------------------------------------------------
                              Factors Determining Gas Royalties Payable
-----------------------------------------------------------------------------
                       2nd Calendar Quarter  2nd Calendar Quarter  Percentage
Mobil Agreement          Ended 6/30/2015       Ended 6/30/2014       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)             7.382                7.738           -  4.60%
Gas Prices (Ecents/Kwh)(2)    2.0017               2.3661           - 15.40%
Average Exchange Rate(3)      1.1113               1.3577           - 18.15%
Gas Royalties               $1,884,107           $2,855,047         - 34.01%
Gas Prices ($/Mcf)(4)         $6.38                $9.22            - 30.80%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               22.591               24.194           -  6.63%
Gas Prices (Ecents/Kwh)       2.0401               2.4367           - 16.28%
Average Exchange Rate         1.1159               1.3577           - 17.81%
Gas Royalties              $ 796,230            $1,287,867          - 38.17%
Gas Prices ($/Mcf)            $6.38                $9.28            - 31.25%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Euro cents per Kilowatt hour
(3) Based on average exchange rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2015, gas sales from western Oldenburg accounted for only 32.68% of all gas sales. However, royalties on these gas sales provided approximately 79.89% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the third quarter of fiscal 2015 decreased 16.67% or $29,932 to $149,586 in comparison to $179,518 for the third quarter
of fiscal 2014.   The decrease was due to lower Trustee fees as specified in the Trust Agreement and reduced legal expenses, both domestic and German, following the resolution in 2014 of negotiations concerning a gas pricing proposal by EMPG. Trust interest income received during the third quarter of fiscal 2015 decreased to $2,248 in comparison to $4,663 received in the third quarter of fiscal 2014 due to reduced funds available for investment.

          The current Statements of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2015, compared to that at fiscal year-end (October 31, 2014), shows a decrease in assets due to lower royalty receipts during the third quarter of fiscal 2015.

Results:  First Nine Months of Fiscal 2015 Versus First Nine Months of
          ------------------------------------------------------------
          Fiscal 2014
          -----------

         Total royalties received during the first nine months of fiscal 2015 were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2014 and the first and second calendar quarters of 2015. Comparisons of total royalties received and net income for the first nine months of fiscal 2015 and 2014 are shown below.

-----------------------------------------------------------------------------
                                Nine Months        Nine Months     Percentage
                              Ended 7/31/2015    Ended 7/31/2014     Change
-----------------------------------------------------------------------------
Total Royalties Received        $10,140,493        $15,104,824      - 32.87%
Net Income                      $9,483,718         $14,386,796      - 34.08%
Distributions per Unit             $1.04              $1.56         - 33.33%
-----------------------------------------------------------------------------

          The decline in total royalties received between the first nine months of fiscal 2015 and the first nine months of fiscal 2014 resulted from three separate elements determining royalty income. The first element relates to accounting adjustments that are derived from the over or underpayment of royalties from prior quarters or years which are required to reconcile advanced estimated payments to actual results. The second element relates to sulfur royalty payments under the Mobil Agreement. The third element relates to gas sales from the immediately preceding calendar quarter and reflects changes in the factors affecting gas royalties, namely gas sales, gas prices and the average exchange rates.

          With regard to the first element impacting total royalties received, the net amount of such adjustments reduced royalties for the first nine months of fiscal 2015 by $761,793. This amount included a negative adjustment of $561,584 for 2013. In comparison, in the first nine months of fiscal 2014, the net amount of such adjustments reduced royalties by $48,473. The impact of these adjustments is reflected in the figures shown in the table above.

          With regard to the second element impacting total royalties received, the Trust received sulfur royalty payments totaling $291,196 under the Mobil Agreement in the first nine months of fiscal 2015. In comparison, the Trust received sulfur royalty payments totaling $197,601 in the first nine months of fiscal 2014. The impact of these sulfur payments is reflected in the figures shown in the table above.

          The table below is intended to illustrate the third element affecting total royalties received by detailing the factors determining the gas royalties payable from the preceding nine calendar months. Gas royalties are based solely on the actual gas sales that occurred during the nine calendar months ended 6/30/2015 and 6/30/2014 and do not reflect any adjustments for prior periods.

-----------------------------------------------------------------------------
                              Factors Determining Gas Royalties Payable
-----------------------------------------------------------------------------
                            Nine Months          Nine Months       Percentage
Mobil Agreement           Ended 6/30/2015      Ended 6/30/2014       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               22.900               23.497           -  2.54%
Gas Prices (Ecents/Kwh)       2.2289               2.5940           - 14.07%
Average Exchange Rate         1.1355               1.3651           - 16.82%
Gas Royalties               $6,660,589          $9,560,119          - 30.33%
Gas Prices ($/Mcf)            $7.27                $10.17           - 28.52%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               69.225               74.016           -  6.47%
Gas Prices (Ecents/Kwh)       2.3143               2.6502           - 12.67%
Average Exchange Rate         1.1345               1.3653           - 16.90%
Gas Royalties               $2,895,282           $4,380,372         - 33.90%
Gas Prices ($/Mcf)            $7.36                $10.15           - 27.49%
-----------------------------------------------------------------------------

          For the nine months ended 6/30/2015, gas sales from western Oldenburg accounted for only 33.08% of all gas sales. However, royalties on these gas sales provided approximately 79.35% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the first nine months of fiscal 2015 decreased 9.29% or $68,053 to $664,674 in comparison to $732,727 for the prior fiscal year's equivalent period. This decline in expenses is due to reduced Trustee fees as specified in the Trust Agreement and to the absence of current costs associated with the biennial examination by the Trust's German accountants of the royalty payments. Trust interest income received during the first nine months of fiscal 2015 decreased to $7,899 in comparison to $14,699 received in the first nine months of fiscal 2014 due to reduced funds available for investment.







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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2015 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2015.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2015 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

August 28, 2015