Form 10-K
period 2015-10-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2015-12-30
CIK 72633

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2015 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Large accelerated filer             Accelerated filer   X
                        -----                         -----

Non-accelerated filer               Smaller reporting company
                      -----                                   -----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 30, 2015, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $128,984,981 on such date.

As of December 30, 2015, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2015 Annual Meeting to be held on February 16, 2016.

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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. The operating companies make royalty payments to the Trust exclusively in Euros. As promptly as possible after the funds are deposited in the Trust's bank account in Germany, they are converted into U.S. dollars based upon the mid-day exchange rate in effect on the date the funds are transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk and the fluctuations in the conversion rate impact its financial results. However, since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

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

          While Germany has laws relating to environmental protection, the Trustees have no detailed information concerning the present or possible effect of such laws on operations in areas where the Trust holds royalty rights on production and sale of products from those areas. There is currently a moratorium on hydraulic fracturing ("fracking") in place within Germany. Preliminary indications are that fracking may be permitted on wells accessing productive zones at depths greater than 3,000 meters. All current productive zones within the Oldenburg concession are at depths greater than 3,000 meters so fracking would be permitted. The operating companies would still have to comply with the regulatory requirements governing the use of fracking which have not yet been finalized. In any event, the operating companies have stated that they will not be conducting any drilling efforts during the 2015-2016 period.

          Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are generally not material to the regular annual income received under the royalty rights.

          The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock, Inc.), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements.
From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested and made. These periodic examinations may also disclose matters that are subject to dispute between the parties. Historically, these disputes have been resolved through negotiations.

     (d)  Financial Information about Geographic Areas.
          ---------------------------------------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2015.


     (e)  Trustees and Executive Officers of the Trust.
          --------------------------------------------

          As specified in the Trust Agreement, the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee. Robert P. Adelman has served as Managing Trustee (non-executive) since November 1, 2006. In addition, Samuel M. Eisenstat serves as Chairman for the Audit and Compensation Committees, and Lawrence A. Kobrin serves as Clerk to the Trustees (a role similar to that of a corporate secretary). For these services, these three individuals receive additional compensation.

          Day-to-day matters are handled by the Managing Director, John R. Van Kirk, who also serves as CEO and CFO. John R. Van Kirk has held the position of Managing Director of the Trust since November 1990. The Managing Director provides office space and services at cost to the Trust.

          In addition to the Managing Director, the Trust has one administrative employee in the United States, whose title is Administrator. The Trust has retained the services of a consultant in Germany who has broad experience in the petroleum industry and from whom it receives reports on a regular basis. The former consultant in Germany continues to be available for consultation. The Trust also retains an accounting firm and a legal firm in Germany to advise and represent the Trust as needed. Because the Trust has only two employees, employee relations or labor contracts are not directly material to the business or income of the Trust. The Trustees have no information concerning employee relations of the operating companies.


     (f)  Available Information.
          ---------------------

          The Trust maintains a website at www.neort.com. The Trust's annual reports on Form 10-K, quarterly reports on Form 10-Q and the Definitive Proxy Statements are available through the Trust's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Press releases and tax letters are available through the website as soon as practicable after release. The North European Oil Royalty Trust Agreement (as amended), the Trust's Code of Conduct and Business Ethics, the Trustees' Regulations and the Trust's Audit Committee Charter are also available through the Trust's website. The Trust's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.

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

          Actual production, revenues and expenditures by the operating companies for the royalty areas, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material. There is currently a moratorium on fracking in place in Germany. When or if the moratorium will be lifted is unknown at this time. We cannot estimate the impact the absence of fracking may have had, or will have, on the development of additional reserves.


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

          In recent years, there has been a shift in the structure of European gas supply contracts resulting in the decoupling of the link between oil prices and gas prices. Currently, only a minor percentage of gas supply contracts continue to use some version of the price of oil as a basis for pricing gas. A comprehensive spot market has developed in Europe in recent years with corresponding spot market prices for gas where the gas price is not linked to oil prices. According to the Trust's accountants in Germany, gas prices are, in the overwhelming majority of contracts, being linked to spot market prices on a specific exchange with a plus or minus factor included. While we cannot predict what impact the use of such spot market prices will have on the Trust and its royalty income, the spot market can be affected by economic and political changes.


Changes in the dollar value of the Euro have an immediate impact on the Trust.
------------------------------------------------------------------------------

          For unit owners, changes in the dollar value of the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. dollars at the applicable
exchange rate and transferred from Germany to the United States.    In
relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars.


Cyber security risks and cyber incidents at the Trust or the operating
----------------------------------------------------------------------
companies could adversely affect our business.
----------------------------------------------

          Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting investor confidence.



Item 1B.  Unresolved Staff Comments.
          -------------------------

          None.

Item 2.   Properties.
          ----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of ExxonMobil, or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group owns one-third of OEG. The Oldenburg concession (1,386,000 acres), covering virtually the entire former Grand Duchy of Oldenburg and located in the German federal state of Lower Saxony, provides nearly 100% of the royalties received by the Trust. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. In 2002, Mobil Erdgas and BEB formed EMPG to carry out all exploration, drilling and production activities. All sales activities are still handled by either Mobil Erdgas or BEB.

          Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB. The Farm-In Agreement specifies that Vermillion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB. Three of these licenses cover the three northernmost areas of the Oldenburg concession. The Farm-In Agreement commits Vermilion to financial participation at a 50% level in 11 gross exploratory wells over the next five years. If Vermilion conducts any successful drilling within the confines of the Oldenburg concession, sales of that gas or oil would be subject to the relevant royalty contract.

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

          The Trust is also entitled under the Mobil Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties under the Mobil Agreement totaled $78,094, $375,614 and $600,514 during fiscal 2015, 2014 and 2013, respectively. The 2015 figure includes negative adjustments from 2014 and 2013 of $80,516 and $134,832, respectively. The operating companies improperly allocated sulfur sales to the Mobil Agreement during 2014 and 2013 resulting in the overpayment of sulfur royalties. In 2015, the operating companies made negative adjustments to correct the earlier overpayment of sulfur royalties.

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

          In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of currently non-producing leases of various sizes in other areas of Germany. One of these leases, Grosses Meer, was formerly active but provided no royalties during fiscal 2015, 2014 and 2013.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2015 by product, geographic area and operating company:


                               By Product:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                $   11,711,215
Sulfur                                                   $      505,660
Oil                                                      $      173,700

                           By Geographic Area:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                        $   9,649,965
Eastern Oldenburg                                        $   2,740,610
Non-Oldenburg Areas                                      $           0

                          By Operating Company:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                 $   8,319,874
BEB (under the OEG Agreement)                            $   4,070,701


          Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2015 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2015 (the "Cost Depletion Report").
The Cost Depletion Report, dated November 30, 2015, was prepared by Ralph E. Davis Associates, LLC, 711 Louisiana Street, Suite 3100, Houston, Texas 77002 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2015 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2015 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2015 is 10.2093%. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2015. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

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

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2015 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2015, 2014, 2013, 2012 and 2011 computed from quarterly sales reports of operating companies received by the Trust during such periods.


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


Item 4.   Mine Safety Disclosures.
          -----------------------

          Not Applicable.

                                PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder
          --------------------------------------------------------------
          Matters and Issuer Purchases of Equity Securities.
          --------------------------------------------------

          The Trust's units of beneficial interest are listed for trading on the New York Stock Exchange under the symbol NRT. Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses. As of November 30, 2015, there were 743 unit owners of record.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2015 and 2014 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               Fiscal Year 2015
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2015                     $11.80         $18.88      $0.35
April 30, 2015                       $11.66         $14.71      $0.33
July 31, 2015                        $ 8.73         $14.14      $0.36
October 31, 2015                     $ 9.29         $11.46      $0.23



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

          The Cost Depletion Report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2015 is 10.2093%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2015 calendar year are included on special removable pages in the 2015 Annual Report. Additionally, the tax reporting information for 2015 is available on the Trust's website, www.neort.com, in the section marked Tax Letters contained within the Tax Information section.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2015, 2014 or 2013 and has never made such repurchases.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2015
               ----------------------------------------------

                  2015        2014          2013        2012         2011
              -----------  -----------  -----------  -----------  -----------
German gas,
 sulfur
 and oil
 royalties
 received     $12,390,575  $18,927,005  $21,546,298  $23,672,808  $25,148,523
              ===========  ===========  ===========  ===========  ===========

Net Income    $11,580,673  $18,044,579  $20,635,306  $22,609,961  $24,195,907
              ===========  ===========  ===========  ===========  ===========
Net Income
 per unit (a)    $1.26        $1.96        $2.25        $2.46        $2.63
                 =====        =====        =====        =====        =====
Units of
 beneficial
 interest
 outstanding
 at end
 of year (a)   9,190,590    9,190,590    9,190,590    9,190,590    9,190,590

Distributions
  per unit
  paid or to
  be paid to
  unit owners     $1.27        $1.95        $2.25        $2.46        $2.63
                  =====        =====        =====        =====        =====
Total assets
 at year end   $2,192,866   $3,754,737   $4,918,491   $4,778,200   $5,971,867
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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 95% of the total royalties in fiscal 2015. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

          On approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount is divided into thirds and forms the monthly royalty payments to the Trust (payable on the 15th of each month) for the Trust's upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies are paid immediately and any overpayment is deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly. Currently, the Trust's German accountants review the royalty calculations on a biennial basis.

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG, the operator of the Grossenkneten desulfurization plant, conducts maintenance on the plant, generally during the summer months when demand is lower. Maintenance was conducted from August 31 through October 13, 2015. Historically, sour gas production capacity during the period of maintenance work has been reduced by approximately one-third.

          Under the Mobil and OEG Agreements, the gas is sold in one of three ways: (1) directly on the spot market; (2) between Mobil Erdgas and BEB (intra-company sales); or (3) directly to various distributors under contracts (which delineate, among other provisions, the timing, manner,
volume and price of the gas sold).   While gas supply contracts have in the
past used the price of light heating oil in Germany as one of the primary pricing components, the number of such contracts now account for only a minor percentage of all Oldenburg gas sales. In contrast, the price of gas sold on the spot market or sold between Mobil Erdgas and BEB is largely determined by the quoted market price of gas then trading as determined by supply and demand and has no relationship to the price of oil.

          The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review the spot market sales, the intra-company sales and the contractual sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany have begun their examination of the operating companies for 2013 and 2014.

          For unit owners, changes in the dollar value of the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. dollars at the applicable exchange rate and transferred from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars.

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



Results:  Fiscal 2015 versus Fiscal 2014
----------------------------------------

          For fiscal 2015, the Trust's gross royalty income decreased 34.53% to $12,390,575 from $18,927,005 in fiscal 2014 continuing to reflect the disruption in the energy market and the uncertainty of the world economy. The decrease in royalty income is due to declines in gas sales, gas prices and average exchange rates under both royalty agreements. The decrease in the amount of royalty income resulted in the lower distributions. The total distribution for fiscal 2015 was $1.27 per unit compared to $1.95 per unit for fiscal 2014. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous periods. During fiscal 2015 the combination of positive and negative adjustments reduced royalty income by $592,626, the equivalent of $0.0645 per unit. Due to the incorrect allocation of sulfur sales under the Mobil Sulfur Agreement, an additional negative adjustment of $215,348, the equivalent of $0.0234 per unit, was assessed. During fiscal 2014, the negative adjustments decreased royalty income by $52,676, the equivalent of $0.0057 per unit.

          Gas sales under the Mobil Agreement declined 7.84% to 28.729 Billion cubic feet ("Bcf") in fiscal 2015 from 31.172 Bcf in fiscal 2014.
A significant portion of this decline occurred during the 4th fiscal quarter and was likely caused by the partial shutdown of the Grossenkneten desulfurization plant for a six week period. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. However, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2015 Gas Sales       2014 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                  7.876                8.108              - 2.86%
Second                 7.642                7.651              - 0.12%
Third                  7.382                7.738              - 4.60%
Fourth                 5.829                7.675              -24.05%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     28.729               31.172              - 7.84%

          Average prices for gas sold under the Mobil Agreement decreased 10.99% to 2.2162 Euro cents/kWh ("Ecents/kWh") in fiscal 2015 from 2.4899 Ecents/kWh in fiscal 2014.

  Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
------------------------------------------------------------------------------
Fiscal Quarter     2015 Gas Prices     2014 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.3538              2.7458               -14.28%
Second                2.3212              2.6635               -12.85%
Third                 2.0017              2.3661               -15.40%
Fourth                2.1662              2.1709               - 0.22%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.2162              2.4899               -10.99%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $7.22 per thousand cubic feet ("Mcf"), a 25.18% decrease from fiscal 2014's average price of $9.65/Mcf. For fiscal 2015, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1323, a decrease of 16.12% from the average Euro/dollar exchange rate of $1.3499 for fiscal 2014.


            Average Euro Exchange Rate under the Mobil Agreement
----------------------------------------------------------------------------
                     2015 Average        2014 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.2127              1.3597               -10.81%
Second                 1.0754              1.3776               -21.94%
Third                  1.1113              1.3577               -18.15%
Fourth                 1.1301              1.2944               -12.69%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.1323              1.3499               -16.12%

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2015, the volume of gas sold from western Oldenburg accounted for only 32.66% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 79.32% or $9,289,836 out of a total of $11,711,215 in overall Oldenburg gas royalties.

          Gas sales under the OEG Agreement decreased 9.47% to 87.952 Bcf in fiscal 2015 from 97.155 Bcf in fiscal 2014. A significant portion of this decline occurred during the fourth fiscal quarter and was likely caused by the partial shutdown of the Grossenkneten desulfurization plant for a six week period. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. However, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
----------------------------------------------------------------------------
Fiscal Quarter     2015 Gas Sales       2014 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 23.497               25.467              - 7.74%
Second                23.137               24.355              - 5.00%
Third                 22.590               24.194              - 6.63%
Fourth                18.728               23.139              -19.06%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     87.952               97.155              - 9.47%

          Average gas prices for gas sold under the OEG Agreement decreased 10.47% to 2.2939 Ecents/kWh in fiscal 2015 from 2.5622 Ecents/kWh in fiscal 2014.

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
----------------------------------------------------------------------------
Fiscal Quarter     2015 Gas Prices     2014 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 2.4808              2.7962                -11.28%
Second                2.4128              2.7096                -10.95%
Third                 2.0401              2.4367                -16.28%
Fourth                2.2187              2.2803                - 2.70%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      2.2939              2.5622                -10.47%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $7.29/Mcf, a 24.85% decrease from fiscal 2014's average price of $9.70/Mcf. For fiscal 2015, royalties paid under the OEG Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1291, a decrease of 16.41% from the average Euro/dollar exchange rate of $1.3507 for fiscal 2014.

            Average Euro Exchange Rate under the OEG Agreement
----------------------------------------------------------------------------
                     2015 Average        2014 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.1973              1.3604               -11.99%
Second                 1.0830              1.3774               -21.37%
Third                  1.1159              1.3577               -17.81%
Fourth                 1.1309              1.2891               -12.27%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.1291              1.3507               -16.41%

          Interest income for fiscal 2015 decreased 49.59% to $9,439 as compared to $18,724 for fiscal 2014 reflecting the reduction in royalty receipts. Trust expenses decreased 9.08% to $819,341 in fiscal 2015 from $901,150 in fiscal 2014 primarily due to the absence of accounting costs associated with the biennial examination of the royalty calculations by the German operating companies and the reduction in Trustees fees as specified according to the provisions of the Trust Agreement.

Results:  Fiscal 2014 versus Fiscal 2013
----------------------------------------


          For fiscal 2014, the Trust's gross royalty income decreased 12.16% to $18,927,005 from $21,546,298 in fiscal 2013. The decrease in royalty income is due to declines in gas sales and gas prices under both royalty agreements. The impact of these factors was partially offset by a slight increase in average exchange rates. The decrease in the amount of royalty income resulted in the lower distributions. The total distribution for fiscal 2014 was $1.95 per unit compared to $2.25 per unit for fiscal 2013. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous calendar year. The adjustment for the 2013 calendar year attributable to gas sales under the Mobil Agreement was a reduction of $561,584 and represented a negative impact of approximately $0.0611 per unit. This negative adjustment was not applied against the royalty income payable until the second quarter of fiscal 2015. In the fourth fiscal quarter of 2013, the 2012 calendar year adjustment represented a minor positive impact of $0.0043 per unit.

          Gas sales under the Mobil Agreement declined 7.85% to 31.172 Bcf in fiscal 2014 from 33.829 Bcf in fiscal 2013. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is likely that the decline in gas production is due to the normal reduction in well pressure that is experienced over time.


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

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $9.65 per Mcf, a 5.76% decrease from fiscal 2013's average price of $10.24/Mcf. For fiscal 2014, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.3499, an increase of 2.48% from the average Euro/dollar exchange rate of $1.3172 for fiscal 2013.

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

          Gas sales under the OEG Agreement decreased 5.91% to 97.155 Bcf in fiscal 2014 from 103.256 Bcf in fiscal 2013. Since the Trust does not receive information about the decision making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. According to the Trust's consultant in Germany, it is likely that the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

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


Report on Exploration and Drilling
----------------------------------

         The Trust's German consultant periodically contacts the representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the additional information the Trust's German consultant received from representatives of EMPG on November 20, 2015. The Trust is not able to confirm the accuracy of any of the information supplied by the operating companies. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

          EMPG has continued to abide by its decision to suspend drilling during 2015 and 2016. However, it has conducted three workovers of existing wells in 2015 and has planned five workovers for 2016. Workovers are conducted on older wells that for various reasons have experienced a drop in production due to a decline in pressure and can possibly benefit from further developmental efforts. These reasons can include the presence of formation debris, bacterial infestation and formation water influx. Depending on the difficulties presented by the well and the nature of the problem, the operators have a number of avenues by which they can potentially alleviate the problems.

          Beyond the four wells still listed as part of the drilling plans for the Carboniferous zone and subject to the moratorium on fracking, there are six named wells still planned and, with one exception, scheduled for the years 2017-2018. Three of the wells, Visbek Z-16a and Alhorn Z-3, both sour gas wells, and Hemmelte NW T-1, a sweet gas well, are all located in western Oldenburg. The most interesting well, but perhaps the riskiest, is Hemmelte NW T-1 which is planned to develop a new area of the Bunter zone in western Oldenburg. This well was initially planned as a dual purpose well tapping both the Bunter and the deeper Zechstein zones but, due to technical difficulties, was scaled back. A second well to access the Zechstein zone at a later date was initially mentioned but no further information has been forthcoming. Visbek Z-16a represents a new parallel sidetrack to a successful sour gas well that suffered a severe casing collapse six months after it began production. Alhorn Z-3, another sour gas well, is intended to re-open the old Alhorn field, which had been abandoned in 1997. This well's drilling start has been postponed until 2020.

          The remaining three wells, Doetlingen Z-3a and Goldenstedt Z-12a M1 and Goldenstedt Z-25 M1, both multilateral wells, are located in eastern Oldenburg and are all sour gas infill wells. Multilateral wells take advantage of a single master well to draw from multiple sidetracks. The obvious advantage is the cost saving in using a single borehole for more than one sidetrack.

          No firm dates have been announced for any of the six wells. Information on wells that are not named or are in preliminary planning stages is not divulged by EMPG.



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


Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2015 other than the distribution announced on October 28, 2015 and payable to unit owners on November 25, 2015, as reflected in the statement of assets, liabilities and trust corpus.

                             Payments Due by Period
                             ----------------------

                                   Less than       1-3       3-5     More than
                      Total         1 Year        Years     Years     5 Years
                  -------------  -------------   -------   -------   ---------
Distributions
payable to
unit owners        $2,113,835     $2,113,835       $0        $0         $0




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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2015 and 2014                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Fiscal Years Ended October 31, 2015,
    2014 and 2013                                                 F-3

  Statements of Undistributed Earnings for the Fiscal
    Years Ended October 31, 2015, 2014 and 2013                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Fiscal Years Ended October 31, 2015, 2014 and 2013        F-5

  Notes to Financial Statements                                F-6 - F-9

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees and the Unit Owners of North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2015 and 2014, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2015. The Trust's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2015 and 2014, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the years in the three-year period ended October 31, 2015, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 30, 2015 expressed an unqualified opinion.




/s/ WeiserMazars LLP
New York, NY
December 30, 2015









                                   F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2015 AND 2014
                       -------------------------

                ASSETS                         2015          2014
                ------                     ------------   ------------

Current assets --
  Cash and cash equivalents                 $2,192,865     $3,754,736

Producing gas and oil royalty
  rights, net of amortization
  (Notes 1 and 2)                                    1              1
                                           ------------   ------------
Total Assets                                $2,192,866     $3,754,737
                                           ============   ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Distributions to be paid
  to unit owners, paid
  November 2015 and 2014                    $2,113,835     $3,584,330


Trust corpus (Notes 1 and 2)                         1              1

Undistributed earnings                          79,030        170,406
                                           ------------   ------------
Total Liabilities and Trust Corpus          $2,192,866     $3,754,737
                                           ============   ============

















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-2


                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2015, 2014 AND 2013
        ----------------------------------------------------------


                                 2015           2014           2013
                             ------------   ------------   ------------
German gas, sulfur and
  oil royalties received     $12,390,575    $18,927,005    $21,546,298

Interest income                    9,439         18,724         25,363
                             ------------   ------------   ------------

Trust Income                  12,400,014     18,945,729     21,571,661
                             ------------   ------------   ------------


Non-related party expenses      (732,209)      (819,004)      (857,334)

Related party expenses           (87,132)       (82,146)       (79,021)
                             ------------   ------------   ------------

Trust expenses                  (819,341)      (901,150)      (936,355)
                             ------------   ------------   ------------

Net income                   $11,580,673    $18,044,579    $20,635,306
                             ============   ============   ============


Net income per unit              $1.26          $1.96          $2.25
                                =======        =======        =======

Distributions per unit paid
  or to be paid to
  unit owners                    $1.27          $1.95          $2.25
                                =======        =======        =======















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-3

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2015, 2014 AND 2013
        ----------------------------------------------------------


                                  2015          2014           2013
                             ------------   ------------   ------------

Balance, beginning of year   $   170,406    $    47,477    $    90,999

Net income                    11,580,673     18,044,579     20,635,306
                             -----------    -----------    ------------
                              11,751,079     18,092,056     20,726,305

Less:


Current year distributions
  paid or to be paid
  to unit owners              11,672,049     17,921,650     20,678,828
                             -----------    -----------    -----------


Balance, end of year          $   79,030     $  170,406     $   47,477
                             ============   ============   ============

























                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4


                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2015, 2014 AND 2013
        ----------------------------------------------------------


                                    2015          2014          2013
                               ------------   ------------   ------------
Sources of Cash and
  Cash Equivalents:

  German gas, sulfur and
    oil royalties received      $12,390,575    $18,927,005    $21,546,298


  Interest income                     9,439         18,724         25,363
                                ------------   ------------   ------------
                                 12,400,014     18,945,729     21,571,661
                                ------------   ------------   ------------

Uses of Cash and
  Cash Equivalents:

  Payment of Trust expenses         819,341        901,150        936,355


  Distributions paid             13,142,544     19,208,333     20,495,015
                                ------------   ------------   ------------
                                 13,961,885     20,109,483     21,431,370
                                ------------   ------------   ------------

Net increase (decrease)
  in cash and cash
  equivalents during the year    (1,561,871)    (1,163,754)       140,291

Cash and cash equivalents,
  beginning of year               3,754,736      4,918,490      4,778,199
                                ------------   ------------   ------------
Cash and cash equivalents,
  end of year                   $ 2,192,865    $ 3,754,736    $ 4,918,490
                                ============   ============   ============











                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2015, 2014 AND 2013
                    -------------------------------


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



                                  F-6

      Cash and cash equivalents -
      ---------------------------

      Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2015, the uninsured amounts held in the Trust's U.S. bank accounts were $1,940,514. In addition, the Trust held 3,575 Euros, the equivalent of $3,950, in its German bank account at October 31, 2015.

      Net income per unit -
      ---------------------

      Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2015, 2014 and 2013, there were 9,190,590 units of beneficial interest outstanding.

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


(3) Related party transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $25,729, $24,634 and $25,602 in fiscal 2015, 2014 and 2013, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For legal services, the Trust paid Cahill Gordon & Reindel LLP $61,403, $57,512 and $53,419 in fiscal 2015, 2014 and 2013, respectively.


                                    F-7

(4) Employee benefit plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2015, 2014 and 2013 calendar years.















































                                   F-8

(5) Quarterly results (unaudited):
    ------------------------------

    The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2015 and 2014:


                              Fiscal 2015 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received      $3,442,713  $3,238,135  $3,459,645  $2,250,082   $12,390,575

Net income      $3,096,916  $3,074,495  $3,312,307  $2,096,955   $11,580,673

Net income
  per unit         $0.34       $0.33       $0.36       $0.23         $1.26

Distributions
  paid or
  to be paid    $3,216,706  $3,032,895  $3,308,613  $2,113,835   $11,672,049

Distributions
  per unit
  paid or to
  be paid to
  unit owners      $0.35       $0.33       $0.36       $0.23         $1.27



                              Fiscal 2014 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received      $5,295,533  $5,346,449  $4,462,842  $3,822,181   $18,927,005

Net income      $4,958,808  $5,140,001  $4,287,987  $3,657,783   $18,044,579

Net income
  per unit         $0.54       $0.56       $0.47       $0.40         $1.96

Distributions
  paid or
  to be paid    $4,962,919  $5,146,730  $4,227,671  $3,584,330   $17,921,650

Distributions
  per unit
  paid or to
  be paid to
  unit owners      $0.54       $0.56       $0.46       $0.39         $1.95





                                   F-9

Item 9.   Changes in and Disagreements with Accountants
          ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2015. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2015.



Internal Control over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2015. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2015 has been audited by WeiserMazars LLP, the Trust's independent auditor, as stated in their report which follows.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees and the Unit Owners of North European Oil Royalty Trust

We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of October 31, 2015 and 2014, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2015 and our report dated December 30, 2015 expressed an unqualified opinion thereon.


/s/ WeiserMazars LLP
New York, NY
December 30, 2015



          Part C.   Changes in Internal Control over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

          Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2016, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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


Item 11. Executive Compensation.
         ----------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2016, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2016, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions, and Director
         ------------------------------------------------------------
         Independence.
         ------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2016, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2016, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.



                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Fiscal Years
               Ended October 31, 2015, 2014 and 2013

               Report of Independent Registered Public Accounting Firm

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2015 and 2014

               Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2015, 2014 and 2013

               Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2015, 2014 and 2013

               Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2015, 2014 and 2013

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

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 30, 2015        By:  /s/ John R. Van Kirk
                                --------------------------------------------
                                         John R. Van Kirk, Managing Director
                                         and Principal Accounting Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 30, 2015             /s/ Robert P. Adelman
                                     ---------------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 30, 2015             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 30, 2015             /s/ Lawrence A. Kobrin
                                     -------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 30, 2015             /s/ Willard B. Taylor
                                     ------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 30, 2015             /s/ Rosalie J. Wolf
                                     ----------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 30, 2015             /s/ John R. Van Kirk
                                     ---------------------------------------
                                         John R. Van Kirk, Managing Director
                                         and Principal Accounting Officer

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

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            46
          Financial Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  48
          Chief Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  Calculation of Cost Depletion Percentage                      49
         for the 2015 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2015 prepared by Ralph E. Davis Associates, LLC


(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).