Form 10-Q
period 2016-01-29
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2016-02-26
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2016    or
                                ------------------

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


Class                                     Outstanding at January 31, 2016
----------------------------              -------------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JANUARY 31, 2016 AND OCTOBER 31, 2015
                     -------------------------------------
                                (Unaudited)
                                -----------

                                                2016                2015
                                         -----------------   ----------------

              ASSETS

Current assets -- Cash and
     cash equivalents                       $ 1,652,717          $ 2,192,865


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 1,652,718          $ 2,192,866
                                            ============         ============


    LIABILITIES AND TRUST CORPUS

Current liabilities -- Distributions
     to be paid to unit owners, paid
     February 2016 and November 2015        $ 1,470,494          $ 2,113,835

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          182,223               79,030
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 1,652,718          $ 2,192,866
                                            ============         ============
















                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015
             ----------------------------------------------------
                                (Unaudited)
                                -----------

                                                2016                2015
                                         -----------------   ----------------

Gas, sulfur and oil
     royalties received                     $ 1,832,471          $ 3,442,713

Interest income                                   1,100                3,412
                                            ------------         ------------

Trust Income                                $ 1,833,571          $ 3,446,125
                                            ------------         ------------


Non-related party expenses                     (235,343)            (312,295)

Related party expenses (Note 3)                 (24,541)             (36,914)
                                            ------------         ------------

Trust Expenses                                 (259,884)            (349,209)
                                            ------------         ------------

Net Income                                  $ 1,573,687          $ 3,096,916
                                            ============         ============

Net income per unit                            $ .17                $ .34
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .16                $ .35
                                               ======               ======



















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2016                2015
                                         -----------------   ----------------


Balance, beginning of period                $    79,030          $   170,406

Net income                                    1,573,687            3,096,916
                                            ------------         ------------
                                              1,652,717            3,267,322

Less:

Current year distributions paid
     or to be paid to unit owners             1,470,494            3,216,706
                                            ------------         ------------
Balance, end of period                      $   182,223          $    50,616
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2016                2015
                                          -----------------   ---------------

Sources of Cash and Cash Equivalents:
------------------------------------

Gas, sulfur and oil royalties received       $ 1,832,471         $ 3,442,713

Interest income                                    1,100               3,412
                                             ------------        ------------
                                               1,833,571           3,446,125
                                             ------------        ------------
Uses of Cash and Cash Equivalents:
---------------------------------

Payment of Trust expenses                        259,884             349,209

Distributions paid                             2,113,835           3,584,330
                                             ------------        ------------
                                               2,373,719           3,933,539
                                             ------------        ------------
Net increase (decrease) in cash and
     cash equivalents during the period         (540,148)           (487,414)

Cash and cash equivalents,
     beginning of period                       2,192,865           3,754,736
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 1,652,717         $ 3,267,322
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

     The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2015 (the "2015 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2015 Form 10-K.


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


     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2016, the uninsured amount held in the Trust's U.S. bank accounts was approximately $1,430,989. In addition, the Trust held Euros 9,985, the equivalent of $10,815, in its German bank account at January 31, 2016.


     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2016 and 2015, there were 9,190,590 units of beneficial interest outstanding.


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

(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $5,273 and $4,334 in the first quarter of fiscal 2016 and 2015, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2016 and 2015, the Trust paid Cahill Gordon & Reindel LLP $19,268 and $32,580 for legal services, respectively.


(4)  Employee benefit plan:
     ----------------------

     The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2016 and 2015 calendar years.

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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp. ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and provides nearly 100% of all the royalties received by the Trust. The Oldenburg concession approximately (1,386,000 acres) covers virtually the entire former Grand Duchy of Oldenburg and is located in the German federal state of Lower Saxony.

          In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

          Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB effective as of January 1, 2016. The Farm-In Agreement specifies that Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB. Three of these licenses cover the three northernmost areas of the Oldenburg concession.
The Farm-In Agreement commits Vermilion to financial participation at a 50% level in 11 gross exploratory wells over the next five years. If Vermilion conducts any successful drilling within the confines of the Oldenburg concession, sales of that gas or oil would be subject to the relevant royalty contract.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 100% of the cumulative royalty income received in fiscal 2016. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

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

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold.
The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten will be reduced beginning in 2017.

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99% of the cumulative royalty income received under this agreement in fiscal 2016. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first three months of fiscal 2016 and 2015, the Trust received no sulfur royalties under the Mobil Agreement. In the first quarter of fiscal 2016, the Trust was entitled to receive royalties attributable to sulfur sales during the third and fourth quarters of 2015. However, the operating companies made an accounting error by including eastern Oldenburg sulfur sales for the fourth quarter of 2011, all of 2012 and the first quarter of 2015 in the calculation of the western sulfur royalties under the Mobil Sulfur Agreement. This error resulted in an overpayment of sulfur royalties previously paid to the Trust. This overpayment was matched against the current sulfur royalties payable, and the remaining negative balance of $191,321 was applied against other royalties paid during the first quarter of fiscal 2016.

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

          Under the Mobil and OEG Agreements, the gas is sold in one of three ways: (1) directly on the spot market; (2) between Mobil Erdgas and BEB (intra-company sales); or (3) directly to various distributors under contracts (which delineate, among other provisions, the timing, manner, volume and price of the
gas sold).   While gas supply contracts have in the past used the price of light heating oil in Germany as one of the primary pricing components, we have been advised that the number of such contracts now account for only a minor percentage of all Oldenburg gas sales. In contrast, the price of gas sold on the spot market or sold between Mobil Erdgas and BEB is largely determined by the quoted market price of gas then trading as determined by supply and demand and has no relationship to the price of oil.

          The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review the spot market sales, the intra-company sales and the contractual sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany are in the process of completing their examination of the operating companies for 2013 and 2014.

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


Results: First Quarter of Fiscal 2016 Versus First Quarter of Fiscal 2015
-------------------------------------------------------------------------

          Total royalty income received during the first quarter of fiscal 2016 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2015. The distribution of $0.16 per unit was paid on February 24, 2016 to owners of record as of February 12, 2016. Comparisons of total royalty income and net income for the first quarter of fiscal 2016 and 2015 are shown below.


                              1st Fiscal Qtr.    1st Fiscal Qtr.   Percentage
                              Ended 1/31/2016    Ended 1/31/2015     Change
-----------------------------------------------------------------------------
Total Royalties Received        $1,832,471         $3,442,713       - 46.77%
Net Income                      $1,573,687         $3,096,916       - 49.19%
Distribution per Unit             $0.16              $0.35          - 54.29%
-----------------------------------------------------------------------------

          The decline in net income between the first quarter of fiscal 2016 and the first quarter of fiscal 2015 resulted primarily from lower gas sales, lower gas prices and lower average exchange rates under both the Mobil and OEG Agreements as shown in the table below. Additionally, an accounting error by the operating companies resulted in an overpayment of sulfur royalties previously paid to the Trust. This overpayment was matched against the current sulfur royalties payable, and the remaining negative balance of $191,321 reduced total royalties received by the Trust during the first quarter of fiscal 2016. No sulfur payments were received during the first quarter of fiscal 2015.

          "Total Royalties Received" also includes various positive and negative adjustments that the operators made during the quarter, including corrections from prior years. The net amount of such adjustments reduced
royalties received in the first quarter of fiscal 2016 by $369,582.   The net
amount of such adjustments reduced royalties received in the first quarter of fiscal 2015 by $200,209.

          The table below is intended to illustrate trends based on actual gas sales in each quarter. "Gas Royalties" shown in the table below are based solely on the actual gas sales that occurred during the fourth calendar quarter of 2015 and do not reflect any adjustments for prior periods.


-----------------------------------------------------------------------------
       Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
-----------------------------------------------------------------------------
                          4th Calendar Qtr.    4th Calendar Qtr.   Percentage
Mobil Agreement           Ended 12/31/2015     Ended 12/31/2014       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)              6.604                7.876          - 16.15%
Gas Prices (Ecents/Kwh)(2)     1.8649               2.3538          - 20.77%
Average Exchange Rates(3)      1.0881               1.2127          - 10.27%
Gas Royalties                $1,538,701           $2,577,934        - 40.31%
Gas Prices ($/Mcf)(4)          $ 5.82               $ 8.18          - 28.85%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)                20.507               23.497          - 12.73%
Gas Prices (Ecents/Kwh)        1.9803               2.4808          - 20.17%
Average Exchange Rates         1.0874               1.1973          -  9.18%
Gas Royalties                $668,112             $1,129,397        - 40.84%
Gas Prices ($/Mcf)             $ 6.04               $ 8.33          - 27.49%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Euro cents per Kilowatt hour
(3) Based on average exchanges rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet


          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2016, gas sales from western Oldenburg accounted for only 32.21% of all gas sales. However, royalties on these gas sales provided approximately 77.79% or $1,499,728 out of a total of $1,928,031 in Oldenburg royalties attributable to gas.

          Trust expenses for the first quarter of fiscal 2016 decreased 25.58% or $89,325 to $259,884 in comparison to $349,209 in the first quarter of fiscal 2015. The decrease in costs reflects a shift in the timing of payments associated with the mailing of the materials for the annual meeting and the payment of the NYSE annual fee as well as reduced legal expenses and a reduction in the amount of Trustee fees as specified in the Trust Agreement. Trust interest income received in the first quarter of fiscal 2016 was $1,100, a decrease from interest income of $3,412 received in the first quarter of fiscal 2015 due to reduced funds available.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2016, compared to that at fiscal year-end (October 31, 2015), shows a decline in assets due to lower royalty receipts during the first quarter of fiscal 2016.

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

          3. potential disputes with the operating companies and the resolution thereof; and

          4. the risk factors set forth under Item 1A of the Trust's Annual Report on Form 10-K for the year ended October 31, 2015.


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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2016 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2016.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2016 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

February 26, 2016