Form 10-Q
period 2016-04-29
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2016-05-27
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2016    or
                                ----------------

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


Class                                     Outstanding at April 30, 2016
----------------------------              -----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     APRIL 30, 2016 AND OCTOBER 31, 2015
                     -----------------------------------
                                (Unaudited)
                                -----------

                                                2016                2015
                                         -----------------   ----------------

              ASSETS
             --------

Current assets - - Cash and
     cash equivalents                       $ 2,282,587          $ 2,192,865


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 2,282,588          $ 2,192,866
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current liabilities - - Distributions
     to be paid to unit owners, to be
     paid May 2016 and paid November 2015   $ 2,205,742          $ 2,113,835

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           76,845               79,030
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 2,282,588          $ 2,192,866
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND 2015
             --------------------------------------------------
                               (Unaudited)
                               -----------

                                                2016                2015
                                         -----------------   ----------------

Gas, sulfur and oil royalties received      $ 2,333,670          $ 3,238,135

Interest income                                   1,695                2,239
                                            ------------         ------------

Trust Income                                  2,335,365            3,240,374
------------                                ------------         ------------


Non-related party expenses                     (205,310)            (150,219)

Related party expenses (Note 3)                 (29,691)             (15,660)
                                            ------------         ------------

Trust Expenses                                 (235,001)            (165,879)
--------------                              ------------         ------------

Net Income                                  $ 2,100,364          $ 3,074,495
----------                                  ============         ============

Net income per unit                            $ .23                $ .33
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .24                $ .33
                                               ======               ======



















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2016 AND 2015
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2016                2015
                                         -----------------   ----------------

Gas, sulfur and oil royalties received      $ 4,166,141          $ 6,680,848

Interest income                                   2,795                5,651
                                            ------------         ------------

Trust Income                                  4,168,936            6,686,499
------------                                ------------         ------------


Non-related party expenses                     (440,653)            (462,514)

Related party expenses (Note 3)                 (54,232)             (52,574)
                                            ------------         ------------

Trust Expenses                                 (494,885)            (515,088)
--------------                              ------------         ------------


Net Income                                  $ 3,674,051          $ 6,171,411
----------                                  ============         ============


Net income per unit                            $0.40                $0.67
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $0.40                $0.68
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2016 AND 2015
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2016                2015
                                         -----------------   ----------------


Balance, beginning of period                $    79,030          $   170,406

Net income                                    3,674,051            6,171,411
                                            ------------         ------------


                                              3,753,081            6,341,817

Less:

Current year distributions paid
     or to be paid to unit owners             3,676,236            6,249,601
                                            ------------         ------------
Balance, end of period                      $    76,845          $    92,216
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE SIX MONTHS ENDED APRIL 30, 2016 AND 2015
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2016                2015
                                          -----------------   ---------------

Sources of Cash and Cash Equivalents:
------------------------------------

Gas, sulfur and oil royalties received       $ 4,166,141         $ 6,680,848

Interest income                                    2,795               5,651
                                             ------------        ------------
                                               4,168,936           6,686,499
                                             ------------        ------------
Uses of Cash and Cash Equivalents:
---------------------------------

Payment of Trust expenses                        494,885             515,088

Distributions paid                             3,584,329           6,801,036
                                             ------------        ------------
                                               4,079,214           7,316,124
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period           89,722            (629,625)

Cash and cash equivalents,
     beginning of period                       2,192,865           3,754,736
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 2,282,587         $ 3,125,111
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

     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2016, the uninsured amount held in the Trust's U.S. bank accounts was approximately $2,026,426. In addition, the Trust held Euros 9,983, the equivalent of $11,432, in its German bank account at April 30, 2016.


     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2016 and 2015, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $7,557 and $6,954 in the second quarter of fiscal 2016 and 2015, respectively. For such office space and office services, the Trust reimbursed the Managing Director $12,830 and $11,288 in the first six months of fiscal 2016 and 2015, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the second quarter of fiscal 2016 and 2015, the Trust paid Cahill Gordon & Reindel LLP $22,134 and $8,706 for legal services, respectively. For the first six months of fiscal 2016 and 2015, the Trust paid Cahill Gordon & Reindel LLP $41,402 and $41,286 for legal services, respectively.

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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp. ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and provides nearly 100% of all the royalties received by the Trust. The Oldenburg concession (approximately 1,386,000 acres) covers virtually the entire former Grand Duchy of Oldenburg and is located in the German federal state of Lower Saxony.

          In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

          Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB effective as of January 1, 2016.
The Farm-In Agreement specifies that Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB. Three of these licenses cover the three northernmost areas of the Oldenburg concession. The Farm-In Agreement commits Vermilion to financial participation at a 50% level in 11 gross exploratory wells over the next five years. If Vermilion conducts any successful drilling within the confines of the Oldenburg concession, sales of that gas or oil would be subject to the relevant royalty contract. It has been announced that Vermilion will lead the development of its first well within the Oldenburg concession with a possible start time in 2018. The well is tentatively located in the western portion of the area designated Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 98% of the cumulative royalty income received in fiscal 2016. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. EMPG conducts maintenance on the plant generally during the summer months when demand is lower. There is no maintenance scheduled to be conducted during 2016. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten will be reduced beginning in 2017.

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

          The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2015, the Trust received $216,673 in sulfur royalties under the Mobil Sulfur Agreement. However, the operating companies made an accounting error by including eastern Oldenburg sulfur sales for the fourth quarter of 2011, all of 2012 and the first quarter of 2015 in the calculation of the western sulfur royalties under the Mobil Sulfur Agreement. This error resulted in an overpayment of sulfur royalties previously paid to the Trust and impacted the amount of sulfur royalties received by the Trust in fiscal 2016. While the Trust received a sulfur royalty payment during the second quarter of fiscal 2016, net sulfur royalty income under the Mobil Sulfur Agreement for the first six months of fiscal 2016 was -$127,370 due to the operating companies' error and correction. The entire adjustment correcting the error with respect to Mobil sulfur royalties was included in the first quarter of fiscal 2016.

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

          The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets. This information provides a context in which to evaluate the actions of the operating companies. The Trust's consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. However, EMPG and the operating companies
                                   -14-

continue to limit the information flow to that which is required by German law.

          The low level of administrative expenses of the Trust limits the effect of inflation on costs. Sustained price inflation would be reflected in sales prices. Sales prices along with sales volumes form the basis on which the royalties paid to the Trust are computed.


Results:  Second Quarter of Fiscal 2016 Versus Second Quarter of Fiscal 2015
          ------------------------------------------------------------------

          Total royalties received during the second quarter of fiscal 2016 were derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2016.
A distribution of 24 cents per unit will be paid on May 25, 2016 to owners of record as of May 13, 2016. Comparisons of total royalties received and net income for the second quarter of fiscal 2016 and 2015 are shown below.

                              2nd Fiscal Qtr.    2nd Fiscal Qtr.   Percentage
                              Ended 4/30/2016    Ended 4/30/2015     Change
-----------------------------------------------------------------------------
Total Royalties Received        $2,333,670         $3,238,135       - 27.93%
Net Income                      $2,100,364         $3,074,495       - 31.68%
Distributions per Unit            $0.24              $0.33          - 27.27%
-----------------------------------------------------------------------------

          The decline in total royalties received between the second quarter of fiscal 2016 and the second quarter of fiscal 2015 resulted from two separate elements determining royalty income. The first element relates to accounting adjustments that are derived by the over or underpayment of royalties from prior quarters or years, which are required to reconcile advanced estimated payments to actual results. The second element relates to gas sales from the immediately preceding quarter and reflects changes in the factors affecting gas royalties, namely gas sales, gas prices and the average exchange rates.

          With regard to the first element impacting total royalties received, the net amount of such adjustments reduced royalties for the second
quarter of fiscal 2016 by $96,808.   In addition, the Trust received separate
sulfur royalty payments of $63,951 under the Mobil Agreement. In comparison, the net amount of such adjustments reduced royalties for the second quarter of fiscal 2015 by $340,524. In addition, the Trust received separate sulfur royalty payments of $216,673 under the Mobil Agreement. The impact of these adjustments is reflected in the figures shown in the table above.

          The table below is intended to illustrate the second element affecting total royalties received by detailing the factors determining the gas royalties payable from the preceding calendar quarter. Gas royalties are based solely on the actual gas sales that occurred during the first calendar quarter of 2016 and 2015 and do not reflect any adjustments for prior periods.

                              Factors Determining Gas Royalties Payable
-----------------------------------------------------------------------------
                         1st Calendar Qtr.    1st Calendar Qtr.    Percentage
Mobil Agreement           Ended 3/31/2016      Ended 3/31/2015       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)             6.834                7.642           - 10.57%
Gas Prices (Ecents/Kwh)(2)    1.5622               2.3212           - 32.70%
Average Exchange Rate(3)      1.1173               1.0754           +  3.90%
Gas Royalties              $1,369,315           $2,198,548          - 37.72%
Gas Prices ($/Mcf)(4)         $ 5.01               $ 7.19           - 30.32%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               20.434               23.137           - 11.68%
Gas Prices (Ecents/Kwh)       1.5282               2.4128           - 36.66%
Average Exchange Rate         1.1171               1.0830           +  3.15%
Gas Royalties              $ 487,877            $ 969,655           - 49.69%
Gas Prices ($/Mcf)            $ 4.79               $ 7.33           - 34.65%
-----------------------------------------------------------------------------

(1) Billion cubic feet  (2) Euro cents per Kilowatt hour
(3) Based on average exchange rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2016, gas sales from western Oldenburg accounted for only 33.44% of all gas sales. However, royalties on these gas sales provided approximately 80.87% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the second quarter of fiscal 2016 increased 41.67%, or $69,122, to $235,001 from $165,879 in the second quarter of fiscal 2015 due to increased legal costs associated with the biennial accounting examination in Germany and the timing of payments for year-end mailing costs and the NYSE fee. Trust interest income received during the second quarter of fiscal 2016 decreased to $1,695 in comparison to $2,239 received in the second quarter of fiscal 2015 due to reduced funds available for investment.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2016, compared to that at fiscal year-end (October
31, 2015), shows an increase in assets. Royalty receipts for the fourth quarter of fiscal 2015 were reduced due to negative adjustments regarding the operating companies' error with respect to Mobil sulfur royalties paid during 2013-2014. There were no corresponding adjustments during the second quarter of fiscal 2016.

Results:  First Six Months of Fiscal 2016 Versus First Six Months of
          ----------------------------------------------------------
          Fiscal 2015
          -----------

         Total royalties received during the first six months of fiscal 2016 were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2015 and the first calendar quarter of 2016. Comparisons of total royalties received and net income for the first six months of fiscal 2016 and 2015 are shown below.

                                Six Months         Six Months      Percentage
                              Ended 4/30/2016    Ended 4/30/2015     Change
-----------------------------------------------------------------------------
Total Royalties Received        $ 4,166,141        $ 6,680,848     - 37.64%
Net Income                      $ 3,674,051        $ 6,171,411     - 40.47%
Distributions per Unit             $0.40              $0.68        - 41.18%
-----------------------------------------------------------------------------

          The decline in total royalties received between the first six months of fiscal 2016 and the first six months of fiscal 2015 again resulted from two separate elements determining royalty income. The first element relates to accounting adjustments that are derived by the over or underpayment of royalties from prior quarters or years, which are required to reconcile advanced estimated payments to actual results. The second element relates to gas sales from the immediately preceding six calendar month period and reflects changes in the factors affecting gas royalties, namely gas sales, gas prices and the average exchange rates.

          With regard to the first element impacting total royalties received, the net amount of such adjustments reduced royalties for the first six months of fiscal 2016 by $691,275. In addition, the Trust received separate sulfur royalty payments of $194,324 under the Mobil Agreement in the same period. In comparison, the net amount of such adjustments reduced royalties for the first six months of fiscal 2015 by $761,793. In addition, the Trust received separate sulfur royalty payments of $216,673 under the Mobil Agreement in the same period. The impact of these adjustments is reflected in the figures shown in the table above.

          The table below is intended to illustrate the second element affecting total royalties received by detailing the factors determining the gas royalties payable from the preceding six calendar months. Gas royalties are based solely on the actual gas sales that occurred during the six calendar months ended 3/31/2016 and 3/31/2015 and do not reflect any adjustments for prior periods.

                              Factors Determining Gas Royalties Payable
-----------------------------------------------------------------------------
                             Six Months         Six Months         Percentage
Mobil Agreement           Ended 3/31/2016      Ended 3/31/2015       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               13.438               15.519           - 13.41%
Gas Prices (Ecents/Kwh)       1.7110               2.3367           - 26.78%
Average Exchange Rate         1.1017               1.1454           -  3.82%
Gas Royalties              $2,908,016           $4,776,482          - 39.12%
Gas Prices ($/Mcf)            $ 5.41               $ 7.69           - 29.65%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               40.942               46.634           - 12.21%
Gas Prices (Ecents/Kwh)       1.7545               2.4471           - 28.30%
Average Exchange Rate         1.0997               1.1417           -  3.68%
Gas Royalties              $1,155,990           $2,099,052          - 44.93%
Gas Prices ($/Mcf)            $ 5.42               $ 7.83           - 30.78%
-----------------------------------------------------------------------------

          For the six months ended 3/31/2016, gas sales from western Oldenburg accounted for only 32.82% of all gas sales. However, royalties on these gas sales provided approximately 79.42% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the first six months of fiscal 2016 decreased 3.92%, or $20,203, to $494,885 from $515,088 for the first six months of fiscal 2015. This decrease in expenses is due to lower Trustee fees as specified in the Trust Agreement. Trust interest income received during the first six months of fiscal 2016 decreased to $2,795 in comparison to $5,651 received in the first six months of fiscal 2015 due to reduced funds available for investment.

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

               In its report, EMPG confirmed that they do not expect to conduct any drilling activities in 2016. EMPG has prepared a list of the currently named wells in its portfolio for the period 2017 2020. No Carboniferous wells are included in the list; however, there are four Carboniferous wells still listed with a "hold" status in EMPG's tight gas portfolio (Oythe Z-4 and Goldenstedt Z-24, Z-26 and Z-27). The Carboniferous zone is the only zone for which fracking is considered necessary to access sufficient reserves in order to make the well economically productive. Due to the ongoing fracking moratorium, further evaluation of the Carboniferous zone has been postponed. The Trust's German consultant does not expect fracking to be available for conventional gas development until late 2017 at the earliest.

               EMPG has announced that two wells will be drilled in the fourth quarter of 2017. The western exploratory well, Hemmelte NW T-1, is intended to evaluate the sweet gas Bunter zone. This well's approval process along with the environmental study have been started. The second well is Brettorf Z-2b, which is a Zechstein sour gas well located in eastern Oldenburg. If the initial sidetrack is successful, a second sidetrack will be drilled and the well will become a multilateral well. As is customary with Zechstein wells, the well will likely be acidized to improve flow rate and accelerate production.

               The additional six currently named wells in EMPG's portfolio are as follows. The external approval processes for these wells have not yet begun.

               Doetlingen Z-3a is scheduled to be drilled in the eastern portion of Oldenburg as a Zechstein sour gas well. This will be the third sidetrack out of an existing well and it is hoped that it will restore production capacity in this field and access the remaining reserves.
          No start date has been set.

               Goldenstedt Z-12a M-1 is scheduled to be a multilateral well with two sidetracks out of the existing borehole. This well is another eastern Zechstein sour gas well. No start date has been set.

               Goldenstedt Z-25 M-1 is being evaluated as a potential multilateral well with two sidetracks out of the existing borehole. This well is another eastern Zechstein sour gas well. No start date has been set.

               Visbek Z-16a is a western Zechstein sour gas well that is scheduled as a second sidetrack to restore production that was suspended following a casing collapse in October 2013. No start date has been set.

               Ahlhorn Z-3 is a western Zechstein sour gas well intended to re-open the Ahlhorn field that had been shut down in 1997. EMPG's internal approval process has been completed and the well will likely be presented to the Mining Authority for its approval in 2016. No start date has been set.

               The final well in EMPG's list of named wells is Jeddeloh Z-1. The geological work and drilling of this well is under the lead management of Vermilion and will be its first well within the Oldenburg concession.
          The well is scheduled to be drilled in the western half of an unexplored portion of the Oldenburg-Land area. The well is intended to develop the Rotliegend
          ("Red Sandstone") zone, which is a sweet gas zone. While this well will be the first attempt to exploit this zone within the concession, the Rotliegend zone has been an extremely productive zone across northern Germany and the Netherlands.


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

          During the quarter ended April 30, 2016, the Trust completed the process of implementing the criteria for effective internal control over financial reporting established in the Internal Control-Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013").

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2016 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in COSO 2013. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2016.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2016 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

Dated: May 27, 2016