Form 10-Q
period 2016-07-29
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2016-08-30
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   July 31, 2016    or
                                ---------------

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


Class                                     Outstanding at July 31, 2016
----------------------------              ----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JULY 31, 2016 AND OCTOBER 31, 2015
                     ----------------------------------
                                (Unaudited)
                                -----------

                                                2016                2015
                                         -----------------   ----------------

              ASSETS
             --------

Current assets - - Cash and
     cash equivalents                       $ 1,465,641          $ 2,192,865


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 1,465,642          $ 2,192,866
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current liabilities - - Distributions
     to be paid to unit owners, to be paid
     August 2016 and paid November 2015     $ 1,378,588          $ 2,113,835

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                           87,053               79,030
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 1,465,642          $ 2,192,866
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015
             -------------------------------------------------
                               (Unaudited)
                               -----------

                                                2016                2015
                                         -----------------   ----------------

Gas, sulfur and oil royalties received      $ 1,561,026          $ 3,459,645

Interest income                                   1,204                2,248
                                            ------------         ------------

Trust Income                                $ 1,562,230          $ 3,461,893
------------                                ------------         ------------


Non-related party expenses                     (147,022)            (133,380)

Related party expenses (Note 3)                 (26,412)             (16,206)
                                            ------------         ------------

Trust Expenses                                 (173,434)            (149,586)
--------------                              ------------         ------------


Net Income                                  $ 1,388,796          $ 3,312,307
----------                                  ============         ============


Net income per unit                            $ .15                $ .36
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .15                $ .36
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2016                2015
                                         -----------------   ----------------

Gas, sulfur and oil royalties received      $ 5,727,167          $10,140,493

Interest income                                   3,999                7,899
                                            ------------         ------------

Trust Income                                $ 5,731,166          $10,148,392
------------                                ------------         ------------


Non-related party expenses                     (587,675)            (595,894)

Related party expenses (Note 3)                 (80,644)             (68,780)
                                            ------------         ------------

Trust Expenses                                 (668,319)            (664,674)
--------------                              ------------         ------------


Net Income                                  $ 5,062,847          $ 9,483,718
----------                                  ============         ============


Net income per unit                            $0.55                $1.03
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $0.55                $1.04
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2016                2015
                                         -----------------   ----------------


Balance, beginning of period                $    79,030          $   170,406

Net income                                    5,062,847            9,483,718
                                            ------------         ------------

                                              5,141,877            9,654,124


Less:

Current year distributions paid
     or to be paid to unit owners             5,054,824            9,558,214
                                            ------------         ------------
Balance, end of period                      $    87,053          $    95,910
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE NINE MONTHS ENDED JULY 31, 2016 AND 2015
           ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2016                2015
                                          -----------------   ---------------

Sources of Cash and Cash Equivalents:
------------------------------------

Gas, sulfur and oil royalties received       $ 5,727,167         $10,140,493

Interest income                                    3,999               7,899
                                             ------------        ------------
                                               5,731,166          10,148,392
                                             ------------        ------------

Uses of Cash and Cash Equivalents:
---------------------------------

Payment of Trust expenses                        668,319             664,674

Distributions paid                             5,790,071           9,833,931
                                             ------------        ------------
                                               6,458,390          10,498,605
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period         (727,224)           (350,213)

Cash and cash equivalents,
     beginning of period                       2,192,865           3,754,736
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 1,465,641         $ 3,404,523
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

     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2016, the uninsured amount held in the Trust's U.S. bank accounts was $1,214,381. In addition, the Trust held Euros 9,875, the equivalent of $11,023, in its German bank account at July 31, 2016.

     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2016 and 2015, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,041 and $5,417 in the third quarter of fiscal 2016 and 2015, respectively. For such office space and office services, the Trust reimbursed the Managing Director $18,871 and $16,705 in the first nine months of fiscal 2016 and 2015, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2016 and 2015, the Trust paid Cahill Gordon & Reindel LLP $20,371 and $10,789 for legal services, respectively. For the first nine months of fiscal 2016 and 2015, the Trust paid Cahill Gordon & Reindel LLP $61,773 and $52,075 for legal services, respectively.

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

(5) Subsequent event:
    -----------------

    On August 26, 2016 North European Oil Royalty Trust executed amendments to its existing royalty agreements with Oldenburgische Erdolgesellschaft mbH and Mobil Erdgas-Erdol GmbH establishing a new base for the determination of both gas and oil prices upon which the Trust's royalties are determined.
This change reflects a shift from the use of gas and oil ex-field prices ("contractual prices") to the prices calculated for the respective public assessment base ("German border import prices") and now matches the German State royalty calculation basis which is codified in the pertinent German State Royalty Code (Niedersachsische Verordnung uber die Feldes- und die Forderabgabe). Full details regarding this event are described later in this Form 10-Q in Part II, Item 5 on page 21 and the relevant exhibits on pages 23 and 24.

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

          Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB effective as of January 1, 2016.
The Trust has been advised by EMPG that the Farm-In Agreement specifies that Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB, including the three northernmost areas of the Oldenburg concession. The Farm-In Agreement commits Vermilion to financial participation at a 50% level in 11 gross exploratory wells over the next five years. If Vermilion conducts any successful drilling within the confines of the Oldenburg concession, sales of that gas or oil would be subject to the relevant royalty contract. It has been announced that Vermilion will lead the development of its first well within the Oldenburg concession with a possible start time in 2018. The well is tentatively located in the western portion of the area designated Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 97% of the cumulative royalty income received in the first nine months of fiscal 2016. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99% of the cumulative royalty income received under this agreement in the first nine months of fiscal 2016. Historically, the Trust has received significantly greater royalty payments under the Mobil
Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2015, the Trust received $291,196 in sulfur royalties under the Mobil Sulfur Agreement. However, the operating companies made an accounting error by including eastern Oldenburg sulfur sales for the fourth quarter of 2011, all of 2012 and the first quarter of 2015 in the calculation of the western sulfur royalties under the Mobil Sulfur Agreement. This error resulted in an overpayment of sulfur royalties previously paid to the Trust and impacted the amount of sulfur royalties received by the Trust in fiscal 2016. As a consequence, net sulfur royalty income under the Mobil Sulfur Agreement for the first nine months of fiscal 2016 was -$127,370 due to the operating companies' error and correction. The entire adjustment correcting the error with respect to Mobil sulfur royalties was included in the first quarter of fiscal 2016. The payment of the Mobil sulfur royalty for the third fiscal quarter has been delayed due to an outstanding negative adjustment related to total royalties for the third quarter of fiscal 2016 that has not yet been applied.

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

          The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review both the contractual sales and spot market and intra-company sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany have completed their examination of the operating companies for 2013 and 2014 and have detailed both positive and negative adjustments which, in the aggregate, amount to a negative adjustment of Euros 130,000 in accordance with EMPG's assessment. The Trust is disputing the correctness of this assessment but it is likely some negative adjustment may be matched against royalty income in the Trust's fourth fiscal quarter.

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

Results: Third Quarter of Fiscal 2016 Versus Third Quarter of Fiscal 2015
         ----------------------------------------------------------------

          Total royalties received during the third quarter of fiscal 2016 were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2016. A distribution of 15 cents per unit will be paid on August 31, 2016 to owners of record as of August 19, 2016. Comparisons of total royalties received and net income for the third quarter of fiscal 2016 and 2015 are shown below.

-----------------------------------------------------------------------------
                         3rd Fiscal Quarter   3rd Fiscal Quarter   Percentage
                           Ended 7/31/2016      Ended 7/31/2015      Change
-----------------------------------------------------------------------------
Total Royalties Received     $1,561,026           $3,459,645        - 54.88%
Net Income                   $1,388,796           $3,312,307        - 58.07%
Distributions per Unit          $0.15                $0.36          - 58.33%
-----------------------------------------------------------------------------

          The decline in total royalties received between the third quarter of fiscal 2016 and the third quarter of fiscal 2015 resulted from three separate elements determining royalty income. The first element relates to accounting adjustments that are derived from the over or underpayment of royalties from prior quarters or years which are required to reconcile advanced estimated payments to actual results. The second element relates to sulfur royalty payments under the Mobil Agreement. The third element relates to gas sales from the immediately preceding calendar quarter and reflects changes in the factors affecting gas royalties, namely gas sales, gas prices and the average exchange rates.

          With regard to the first element impacting total royalties received, the net amount of such adjustments reduced royalties for the third quarter of fiscal 2016 by $407,560. In comparison, in the third quarter of fiscal 2015, the net amount of such adjustments reduced royalties by $35,346. The impact of these adjustments is reflected in the figures shown in the table above.

          With regard to the second element impacting total royalties received, the Trust did not receive a separate sulfur royalty payment under the Mobil Agreement in the third quarter of fiscal 2016. In comparison, in the third quarter of fiscal 2015, the Trust received a separate sulfur royalty payment of $74,523. The impact of these sulfur payments is reflected in the figures shown in the table above.

          The table below is intended to illustrate the third element affecting total royalties received by detailing the factors determining the gas royalties payable from the preceding calendar quarter. Gas royalties are based solely on the actual gas sales that occurred during the second calendar quarters of 2016 and 2015 and do not reflect any adjustments for prior periods.

-----------------------------------------------------------------------------
                              Factors Determining Gas Royalties Payable
-----------------------------------------------------------------------------
                       2nd Calendar Quarter  2nd Calendar Quarter  Percentage
Mobil Agreement          Ended 6/30/2016       Ended 6/30/2015       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)             4.916                7.382           - 33.41%
Gas Prices (Ecents/Kwh)(2)    1.5363               2.0017           - 23.25%
Average Exchange Rate(3)      1.1185               1.1113           +  0.65%
Gas Royalties                $969,471           $1,884,107          - 48.54%
Gas Prices ($/Mcf)(4)         $4.93                $6.38            - 22.73%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               17.520               22.591           - 22.45%
Gas Prices (Ecents/Kwh)       1.5667               2.0401           - 23.20%
Average Exchange Rate         1.1159               1.1159              0.00%
Gas Royalties                $408,480            $ 796,230          - 48.70%
Gas Prices ($/Mcf)            $4.89                $6.38            - 23.35%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Euro cents per Kilowatt hour
(3) Based on average exchange rates of cumulative royalty transfers
(4) Dollars per thousand cubic feet

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2016, gas sales from western Oldenburg accounted for only 28.06% of all gas sales. However, royalties on these gas sales provided approximately 83.49% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the third quarter of fiscal 2016 increased 15.94% or $23,848 to $173,434 in comparison to $149,586 for the third quarter
of fiscal 2015.   The increase was due to higher domestic legal and German
accounting expenses regarding a dispute about a possible error by EMPG in the Trust's royalty calculation and a new pricing proposal by EMPG upon which the Trust's royalty calculation would be based. Trust interest income received during the third quarter of fiscal 2016 decreased to $1,204 in comparison to $2,248 received in the third quarter of fiscal 2015 due to reduced funds available for investment.

          The current Statements of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2016, compared to that at fiscal year-end (October 31, 2015), shows a decrease in assets due to lower royalty receipts during the third quarter of fiscal 2016.

Results:  First Nine Months of Fiscal 2016 Versus First Nine Months of
          ------------------------------------------------------------
          Fiscal 2015
          -----------

         Total royalties received during the first nine months of fiscal 2016 were primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2015 and the first and second calendar quarters of 2016. Comparisons of total royalties received and net income for the first nine months of fiscal 2016 and 2015 are shown below.

-----------------------------------------------------------------------------
                                Nine Months        Nine Months     Percentage
                              Ended 7/31/2016    Ended 7/31/2015     Change
-----------------------------------------------------------------------------
Total Royalties Received        $5,727,167         $10,140,493      - 43.52%
Net Income                      $5,062,847         $ 9,483,718      - 46.62%
Distributions per Unit             $0.55              $1.04         - 47.12%
-----------------------------------------------------------------------------

          The decline in total royalties received between the first nine months of fiscal 2016 and the first nine months of fiscal 2015 resulted from three separate elements determining royalty income. The first element relates to accounting adjustments that are derived from the over or underpayment of royalties from prior quarters or years which are required to reconcile advanced estimated payments to actual results. The second element relates to sulfur royalty payments under the Mobil Agreement. The third element relates to gas sales from the immediately preceding nine calendar month period and reflects changes in the factors affecting gas royalties, namely gas sales, gas prices and the average exchange rates.

          With regard to the first element impacting total royalties received, the net amount of such adjustments reduced royalties for the first nine months of fiscal 2016 by $369,582. In comparison, in the first nine months of fiscal 2015, the net amount of such adjustments reduced royalties by $761,793. This fiscal 2015 amount included a negative adjustment of $561,584 for 2013. The impact of these adjustments is reflected in the figures shown in the table above.

          With regard to the second element impacting total royalties received, the Trust received a series of negative adjustments with respect to sulfur royalty payments that, in combination with actual sulfur royalty payments, represented a reduction in overall royalties of $127,370 under the Mobil Sulfur Agreement in the first nine months of fiscal 2016.
In comparison, the Trust received sulfur royalty payments totaling $291,196 in the first nine months of fiscal 2015. The impact of these sulfur payments is reflected in the figures shown in the table above.

          The table below is intended to illustrate the third element affecting total royalties received by detailing the factors determining the gas royalties payable from the preceding nine calendar months. Gas royalties are based solely on the actual gas sales that occurred during the nine calendar months ended 6/30/2016 and 6/30/2015 and do not reflect any adjustments for prior periods.

-----------------------------------------------------------------------------
                              Factors Determining Gas Royalties Payable
-----------------------------------------------------------------------------
                            Nine Months          Nine Months       Percentage
Mobil Agreement           Ended 6/30/2016      Ended 6/30/2015       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               18.355               22.900           - 19.85%
Gas Prices (Ecents/Kwh)       1.6642               2.2289           - 25.34%
Average Exchange Rate         1.1058               1.1355           -  2.62%
Gas Royalties               $3,877,487          $6,660,589          - 41.78%
Gas Prices ($/Mcf)            $5.28                $ 7.27           - 27.37%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               58.461               69.225           - 15.55%
Gas Prices (Ecents/Kwh)       1.6984               2.3143           - 26.61%
Average Exchange Rate         1.1039               1.1345           -  2.70%
Gas Royalties               $1,564,470           $2,895,282         - 45.96%
Gas Prices ($/Mcf)            $5.26                $ 7.36           - 28.53%
-----------------------------------------------------------------------------

          For the nine months ended 6/30/2016, gas sales from western Oldenburg accounted for only 31.40% of all gas sales. However, royalties on these gas sales provided approximately 80.49% of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the first nine months of fiscal 2016 increased 0.55% or $3,645 to $668,319 in comparison to $664,674 for the prior fiscal year's equivalent period. This increase in expenses is due to higher accounting costs associated with the biennial examination by the Trust's German accountants of the royalty payments. Trust interest income received during the first nine months of fiscal 2016 decreased to $3,999 in comparison to $7,899 received in the first nine months of fiscal 2015 due to reduced funds available for investment.








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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2016 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2016.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2016 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

                      PART II -- OTHER INFORMATION
                      ----------------------------

Item 1.   Legal Proceedings.
          -----------------

          The Trust is not a party to any pending legal proceedings.


Item 5.   Other Information.
          -----------------

          On August 26, 2016 North European Oil Royalty Trust (the "Trust") executed amendments to its existing royalty agreements with Oldenburgische Erdolgesellschaft mbH ("OEG") and Mobil Erdgas-Erdol GmbH ("Mobil") (the "Amendment Agreements") establishing a new base for the determination of both gas and oil prices upon which the Trust's royalties are determined. This change reflects a shift from the use of gas and oil ex-field prices ("contractual prices") to the prices calculated for the respective public assessment base ("German border import prices") and now matches the German State royalty calculation basis which is codified in the pertinent German State Royalty Code (Niedersachsische Verordnung uber die Feldes-und die Forderabgabe).

          The change to the German border import prices is intended to be revenue neutral for the Trust. Additionally, this change should reduce the scope and cost of the accounting examination, eliminate ongoing disputes with OEG and Mobil regarding sales to related parties, and reduce prior year adjustments to the normally scheduled year-end reconciliation. The new pricing basis will also eliminate certain costs (transportation and plant gas storage) that were previously deductible prior to the royalty calculation under the agreement with OEG.

          The foregoing description is qualified in its entirety by the English language translation of the Amendment Agreements, which are attached hereto as Exhibit 10.1 and 10.2 and are incorporated herein by reference. Although the English translations are intended to be as accurate as possible, the definitive texts are the original German versions.

Item 6.   Exhibits.
          --------


             Exhibit 10.1. English language translation of Amendment Agreement dated August 26, 2016 between Oldenburgische Erdolgesellschaft mbH and North European Oil Royalty Trust.

             Exhibit 10.2. English language translation of Amendment Agreement dated August 26, 2016 between Mobil Erdgas-Erdol GmbH and North European Oil Royalty Trust.

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

August 30, 2016