Form 10-K
period 2016-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2016-12-29
CIK 72633

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  October 31, 2016 or
                           ----------------
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

Large accelerated filer             Accelerated filer   X
                        -----                         -----

Non-accelerated filer               Smaller reporting company
                      -----                                   -----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No    X
                                         -----      -----

As of April 29, 2016, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $85,624,073 on such date.

As of December 29, 2016, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.


                   Documents Incorporated by Reference
                   -----------------------------------

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2016 Annual Meeting to be held on February 16, 2017.

                            Table of Contents

                                                                       Page
                                                                       ----
                                PART I

Item 1.   Business.....................................................  4
Item 1A.  Risk Factors.................................................  8
Item 1B.  Unresolved Staff Comments.................................... 10
Item 2.   Properties................................................... 11
Item 3.   Legal Proceedings............................................ 15
Item 4.   Mine Safety Disclosures...................................... 15

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

                                PART IV

Item 15.  Exhibits and Financial Statement Schedules................... 43
Item 16.  Form 10-K Summary............................................

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

          Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. The operating companies make royalty payments to the Trust exclusively in Euros. As promptly as possible after the funds are deposited in the Trust's bank account in Germany, they are converted into U.S. dollars based upon the next available Bloomberg fixing, which is currently set at 2:00 p.m. Frankfurt time. Following this conversion to dollars, the royalties are transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk and the fluctuations in the conversion rate impact its financial results. However, since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

          As the holder of overriding royalty rights, the Trust has no legal ability, whether by contract or operation of law, to compel production. Moreover, if an operator should determine to terminate production in any concession or lease area and to surrender the concession or lease, the royalty rights for that area would thereby be terminated. Under certain royalty agreements, the operating companies are required to advise the Trust of any intention to surrender lease or concession rights. While the Trust itself is precluded from undertaking any production activities, possible residual rights might permit the Trust to take up a surrendered concession or lease and attempt to retain a third-party operator to develop such concession or lease.

          The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from its royalty rights at either their present levels or otherwise. The Trust has no role in any of the operating companies' decision-making processes, such as gas pricing, gas sales or exploration, which can impact royalty income. In addition, fluctuations in prices and supplies of gas and oil and the effect these fluctuations might have on royalty income to the Trust and on reserves net to the Trust cannot be accurately projected. Finally, natural gas and crude oil are wasting assets. While known reserves may increase as additional development adds quantities to the reserve amount, the amount of known and unknown reserves is finite and will decline over time. Given these factors, along with the uncertainty in worldwide and local German economic conditions and the fact that the Trustees have no information beyond that information which is generally available to the public, the Trustees make no projections regarding future royalty income.

          While Germany has laws relating to environmental protection, the Trustees generally do not have detailed information concerning the present or possible effect of such laws on operations in areas where the Trust holds royalty rights on production and sale of products from those areas. However, the Trustees were informed by the Trust's German consultant that on July 8, 2016, a hydraulic fracturing ("fracking") law was passed in Germany permitting fracking in sandstone at any depth. The new law requires that an environmental impact study be performed as well as requiring that permission by the relevant water authority be granted to protect drinking water supplies. Based upon an analysis of the details of this law, the Trust's German consultant has informed the Trust that fracking will be permitted in all current productive zones within the Oldenburg concession both due to the depths involved and the nature of the productive zones. However, the operating companies would still have to comply with all regulatory requirements governing the use of fracking. Historically, the only productive zone within the concession that required fracking has been the Carboniferous zone. No Carboniferous wells are currently listed in the drilling schedule through 2020.

          Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are generally not material to the regular annual income received under the royalty rights.

          The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements.
From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested and made. As a result of the recent amendments to the Trust's royalty agreements which effect pricing simplification, future examinations by the Trust's German accountants will be simplified since these examinations will be primarily limited to the verification of the gas quantities sold. Although these periodic examinations may also disclose other matters that are subject to dispute between the parties, these disputes have historically been resolved through negotiations.


     (d)  Financial Information about Geographic Areas.
          ---------------------------------------------

          The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended
October 31, 2016.


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


     (f)  Available Information.
          ---------------------

          The Trust maintains a website at www.neort.com. The Trust's Annual Reports, Form 10-K annual reports, Form 10-Q quarterly reports and the Definitive Proxy Statements are available through the Trust's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Press releases and tax letters are available through the website as soon as practicable after release. The North European Oil Royalty Trust Agreement (as amended), the Trust's Code of Conduct and Business Ethics, the Trustees' Regulations and the Trust's Audit Committee Charter are also available through the Trust's website. The Trust's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.


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

          The Trust currently receives quarterly reports from the operating companies with respect to production and sales on either a well-by-well or an area-wide basis. The Trust also receives annual reports from the operating companies with respect to current and planned drilling and exploration efforts. These reports are very limited in nature. The operating companies' unified exploration and production venture, ExxonMobil Production Deutschland GmbH ("EMPG"), which provides these reports to the Trust, continues to limit the information flow to that which is required by German law, and the Trust has no legal or contractual right to compel the issuance of additional information. The Trust's inability to compel the delivery of detailed information with respect to individual wells increases the possibility of inaccuracy in the petroleum engineering consultant's estimates of reserves.

          Actual production, revenues and expenditures by the operating companies for the royalty areas, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material. Additionally, while the moratorium on fracking has been lifted and there are no wells currently in the drilling portfolio that require fracking, the fracking law has mandated added regulatory steps with respect to all drilling. The new law requires that an environmental impact study be performed as well as requiring that permission by the relevant water authority be granted to protect drinking water supplies. These additional regulations will add costs to each well. When used, the process of fracking adds significant costs to drilling. The operating companies will have to evaluate these costs as part of their decision on whether or not to drill.


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

          In recent years, there has been a shift in the structure of European gas supply contracts resulting in the decoupling of the link between oil prices and gas prices. A comprehensive spot market has developed in Europe with corresponding spot market prices for gas where the gas price is not linked to oil prices. According to the Trust's accountants in Germany, gas prices, in the overwhelming majority of contracts, are linked to spot market prices on a specific exchange with a plus or minus factor included. However, following the August 26, 2016 amendments to the royalty agreements regarding the pricing simplification, neither the contractual price nor the spot market price will be a determining factor in the calculation of royalties payable to the Trust. As specified in the amendments, the Trust's new pricing procedure now matches the German State royalty calculation basis which is codified in the pertinent German State Royalty Code (Niedersachsische Verordnung uber die Feldes- und die Forderabgabe). As this pricing procedure is currently configured, the state assessment base for natural gas is the average German Border Import gas Price (the "GBIP"). In the royalty calculations for the Trust, the GBIP for the period corresponding to the respective calendar quarter (adjusted by a percentage factor) will be the price used in the relevant calculation of quarterly royalties payable.
In September following the end of a given calendar year, the average GBIP for that year (adjusted by a percentage factor) will be the price used in the relevant year-end royalty adjustments.

Changes in the dollar value of the Euro have an immediate impact on the Trust.
------------------------------------------------------------------------------

          For unit owners, changes in the dollar value of the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. dollars based upon the applicable exchange rate and transferred from Germany to the United States. In relation to the dollar, a stronger Euro would yield more dollars and a weaker Euro would yield less dollars.

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


Item 1B.  Unresolved Staff Comments.
          -------------------------

          None.

Item 2.   Properties.
          ----------

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of ExxonMobil, or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group of Companies owns one-third of OEG. The Oldenburg concession (1,386,000 acres), covering virtually the entire former Grand Duchy of Oldenburg and located in the German federal state of Lower Saxony, provides 100% of the royalties received by the Trust. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. In 2002, Mobil Erdgas and BEB formed EMPG to carry out all exploration, drilling and production activities. All sales activities are still handled by either Mobil Erdgas or BEB.

          Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB. The Farm-In Agreement specifies that Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB. Three of these licenses cover the three northernmost areas of the Oldenburg concession. The Farm-In Agreement commits Vermilion to financial participation at a 50% level in 11 gross exploratory wells over the next five years. If Vermilion conducts any successful drilling within the confines of the Oldenburg concession, sales of that gas or oil would be subject to the relevant royalty contract. The Trust's German consultant has confirmed for the Trust that Vermilion will lead the development of its first well within the Oldenburg concession with a possible start time in 2019. The well is tentatively located in the western portion of the area designated Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well is intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession.

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

          The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties under the Mobil Agreement totaled ($51,576), $78,094 and $375,614 during fiscal 2016, 2015 and 2014, respectively.  The 2016 figure includes negative adjustments from 2015, 2013,

2012 and 2011 of $36,336, $43,087, $186,045 and $56,225, which more than offset sulfur royalties payable. The 2015 figure includes negative adjustments from 2014 and 2013 of $80,516 and $134,832, respectively. The operating companies had improperly allocated eastern sulfur sales to the Mobil Agreement during 2015, 2014, 2013, 2012 and 2011 resulting in the overpayment of sulfur royalties.

          Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling and treatment costs as reported for state royalty purposes are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust.

          On August 26, 2016, the Trust executed amendments to its existing royalty agreements with OEG and Mobil establishing a new base for the determination of gas prices upon which the Trust's royalties are determined. This new base is set as the state assessment base for natural gas used by the operating companies in their calculation of royalties payable to the State of Lower Saxony. Currently, this change reflects a shift from the use of gas ex-field prices ("contractual prices") to the prices calculated for the GBIP. For simplification purposes, we will use "GBIP" when referring to the current state assessment base.

          The change to the GBIP is intended to be revenue neutral for the Trust. Additionally, this change should reduce the scope and cost of the accounting examination, eliminate ongoing disputes with OEG and Mobil regarding sales to related parties, and reduce prior year adjustments to the normally scheduled year-end reconciliation. The new pricing basis will also eliminate certain costs (transportation and plant gas storage) that were previously deductible prior to the royalty calculation under the agreement with OEG.

          Actual gas sales from the prior calendar quarter will be multiplied by the average GBIP for a period starting two months earlier and will provide the basis for royalty payments to the Trust during its fiscal quarter. The average GBIP for the corresponding period of actual sales is not available due to the delay in its calculation. In the final calculation of royalties payable for calendar 2015, the average GBIP under the Mobil and OEG Royalty Agreements was increased by 2% and 5%, respectively. For calendar 2016 and forward, the average GBIP under the Mobil and OEG Royalty Agreements will be
increased by 1% and 3%, respectively.   In March of the following calendar
year, an average GBIP for the prior calendar year (weighted on a monthly basis by the respective volume of imported gas) is published. In September of the following calendar year, EMPG will make a final reconciliation based upon the published yearly average GBIP increased by the respective percentage factor and the total volume of gas sold under the royalty agreements during the prior calendar year.

          The new basis for oil prices would be the published price from the State Authority for Mining, Energy and Geology. There are no percentage adjustments factored into the oil royalty calculation. There was no change in the previous methodology used with regard to the determination of royalties attributable to sales of sulfur.

          In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of currently non-producing leases of various sizes in other areas of Germany. One of these leases, Grosses Meer, was formerly active but provided no royalties during fiscal 2016, 2015 and 2014.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2016 by product, geographic area and operating company:


                               By Product:
                               -----------
Product                                                  Royalty Income
-------                                                  --------------

Gas Well and Oil Well Gas                                 $  6,670,356
Sulfur                                                    $    221,228
Oil                                                       $     69,377

                           By Geographic Area:
                           -------------------
Area                                                     Royalty Income
----                                                     --------------

Western Oldenburg                                         $  5,498,069
Eastern Oldenburg                                         $  1,462,892
Non-Oldenburg Areas                                       $          0

                          By Operating Company:
                          ---------------------
Company                                                  Royalty Income
-------                                                  --------------

Mobil Erdgas (under the Mobil Agreement)                  $  4,797,919
BEB (under the OEG Agreement)                             $  2,163,042


          Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2016 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2016 (the "Cost Depletion Report").
The Cost Depletion Report, dated November 30, 2016, was prepared by Ralph E. Davis Associates, LLC, 711 Louisiana Street, Suite 3100, Houston, Texas 77002 ("Davis Associates"). Davis Associates is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

          The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2016 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2016 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2016 is 10.2769%. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2016. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

          The primary purpose of the Cost Depletion Report is the preparation of the cost depletion percentage for use by unit owners in their own tax reporting. The only information provided to the Trust that can be utilized in the calculation of the cost depletion percentage is current and historical production and sales of proved producing reserves. For the western half of the Oldenburg Concession, the Trust received quarterly production and sales information on a well-by-well basis. For the eastern half of the Oldenburg Concession, the Trust receives cumulative quarterly production and sales information on two general areas. These general areas encompass numerous fields with varying numbers of wells. Pursuant to the arrangements under which the Trust holds royalty rights and the fact that the Trust is not considered an operating company within Germany, the Trust has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised by their German counsel that publication of such information is not required under applicable law in Germany and that the royalty rights do not grant the Trust the right to require or compel the release of such information. Past efforts to obtain such information from the operating companies have not been successful.
The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. While the limited information available to the Trust permits the calculation of the cost depletion percentage, it does not change the uncertainty with respect to the estimate of proved producing reserves. In addition, it is impossible for the Trust or its consultant to make estimates of proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas.

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

          Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2016 and a five year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2016, 2015, 2014, 2013 and 2012 computed from quarterly sales reports of operating companies received by the Trust during such periods.

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


Item 4.   Mine Safety Disclosures.
          -----------------------

          Not Applicable.


                                PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder
          --------------------------------------------------------------
          Matters and Issuer Purchases of Equity Securities.
          --------------------------------------------------

          The Trust's units of beneficial interest are listed for trading on the New York Stock Exchange under the symbol NRT. Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses. As of November 30, 2016, there were 700 unit owners of record.

          The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2016 and 2015 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.


                               Fiscal Year 2016
                               ----------------

                                       Low          High     Distribution
                                     Closing       Closing       per
Quarter Ended                         Price         Price        Unit
-------------                       ---------     ---------  ------------

January 31, 2016                     $ 5.89         $ 9.99      $0.16
April 30, 2016                       $ 7.53         $ 9.68      $0.24
July 31, 2016                        $ 8.15         $ 9.75      $0.15
October 31, 2016                     $ 6.99         $ 8.79      $0.12


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

          The Cost Depletion Report has been prepared by Davis Associates using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2016 is 10.2769%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2016 calendar year are included on special removable pages in the 2016 Annual Report. Additionally, the tax reporting information for 2016 is available on the Trust's website, www.neort.com, in the section marked Tax Letters contained within the Tax Information section.

          The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2016, 2015 or 2014 and has never made such repurchases.

Item 6.  Selected Financial Data.
         -----------------------

                      NORTH EUROPEAN OIL ROYALTY TRUST
                      --------------------------------
                    SELECTED FINANCIAL DATA (CASH BASIS)
                    ------------------------------------
                FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2016
               ----------------------------------------------

                  2016        2015          2014        2013         2012
              -----------  -----------  -----------  -----------  -----------
German gas,
 sulfur
 and oil
 royalties
 received     $ 6,960,961  $12,390,575  $18,927,005  $21,546,298  $23,672,808
              ===========  ===========  ===========  ===========  ===========

Net income    $ 6,141,141  $11,580,673  $18,044,579  $20,635,306  $22,609,961
              ===========  ===========  ===========  ===========  ===========
Net income
 per unit (a)    $0.67        $1.26        $1.96        $2.25        $2.46
                 =====        =====        =====        =====        =====
Units of
 beneficial
 interest
 outstanding
 at end
 of year (a)   9,190,590    9,190,590    9,190,590    9,190,590    9,190,590

Distributions
  per unit
  paid or to
  be paid to
  unit owners     $0.67        $1.27        $1.95        $2.25        $2.46
                  =====        =====        =====        =====        =====
Total assets
 at year end   $1,165,348   $2,192,866   $3,754,737   $4,918,491   $4,778,200
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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 96% of the total royalties in fiscal 2016. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

          On approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. The pricing component to this royalty calculation no longer conforms to the same period. Due to the delay in the availability of the GBIP, the average GBIP for a three-month period ending two months prior to the end of the relevant calendar quarter is used. The average GBIP is increased by a percentage factor depending upon which royalty agreement forms the underlying basis for the royalty calculation.
The respective royalty amount is divided into thirds and forms the monthly royalty payments to the Trust (payable on the 15th of each month) for the Trust's upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In March of the following calendar year, an average GBIP for the prior calendar year (weighted on a monthly basis by the respective volume of imported gas) is published. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly. Currently, the Trust's German accountants review the royalty calculations on a biennial basis.

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG, the operator of the Grossenkneten desulfurization plant, conducts maintenance on the plant, generally during the summer months when demand is lower. Historically, sour gas production capacity during the period of maintenance work has been reduced by approximately one-third. There was no maintenance conducted during 2016. Maintenance was conducted from August 31, 2015 through October 13, 2015. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten will be reduced beginning in 2017.

          Under the Mobil and OEG Agreements, the gas is sold in one of three ways: (1) directly on the spot market; (2) between Mobil Erdgas and BEB (intra-company sales); or (3) directly to various distributors under contracts (which delineate, among other provisions, the timing, manner,
volume and price of the gas sold).   While the operating companies will
continue to sell gas in one of these three ways, the impact of the respective pricing involved is no longer applicable to the Trust because, under the amended royalty agreements, the price point, which is used as part of the basis for the royalty calculations, is now the average GBIP.

          The Trust's accountants in Germany have completed their examination of the operating companies for 2013 and 2014 and all relevant adjustments have been made to Trust royalties. Their next examination for the 2015-2016 period will be performed under the amended royalty agreements and will likely commence in November 2017.

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



Results:  Fiscal 2016 versus Fiscal 2015
----------------------------------------

          For fiscal 2016, the Trust's gross royalty income decreased 43.82% to $6,960,961 from $12,390,575 in fiscal 2015 continuing to reflect the disruption in the energy market and the uncertainty of the world economy.
The decrease in royalty income is due to declines in gas sales, gas prices and average exchange rates under both royalty agreements. The decrease in the amount of royalty income resulted in the lower distributions. The total distribution for fiscal 2016 was $0.67 per unit compared to $1.27 per unit for fiscal 2015. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous periods. During fiscal 2016, the combination of positive and negative adjustments reduced royalty income by $381,886, the equivalent of $0.0416 per unit. Due to the incorrect inclusion in prior years of eastern sulfur sales in the royalty calculation under the Mobil Sulfur Agreement, the combination of current year sulfur royalties and the negative adjustment from prior years resulted in a net negative adjustment for fiscal 2016 of $51,576, the equivalent of $0.0056 per unit. During fiscal 2015, the combination of positive and negative adjustments reduced royalty income by $592,626, the equivalent of $0.0645 per unit. Due to the incorrect inclusion in prior years of eastern sulfur sales in the royalty calculation under the Mobil Sulfur Agreement, the combination of current year sulfur royalties and the negative adjustment from prior years resulted in a net negative adjustment for fiscal 2015 of $215,348, the equivalent of $0.0234 per unit.

          Gas sales under the Mobil Agreement declined 12.83% to 25.043 Billion cubic feet ("Bcf") in fiscal 2016 from 28.729 Bcf in fiscal 2015.
Gas sales in the first three quarters of fiscal 2016 showed a decline from the prior year's equivalent quarters. However, gas sales in the fourth quarter of fiscal 2016 were higher than the prior year's equivalent quarter. At least some of the increase in fourth quarter gas sales may be explained by the partial shutdown of the Grossenkneten desulfurization plant for a six-week period during the fourth quarter of fiscal 2015. Since the Trust does not receive information about the decision-making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. However, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time. The suspension of all drilling activities during the 2015-2016 period likely has also impacted gas sales.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
------------------------------------------------------------------------------
Fiscal Quarter     2016 Gas Sales       2015 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                  6.604                7.876             - 16.19%
Second                 6.834                7.642             - 10.57%
Third                  4.917                7.382             - 33.39%
Fourth                 6.688                5.829             + 14.74%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     25.043               28.729             - 12.83%

          Average prices for gas sold under the Mobil Agreement decreased 28.39% to 1.5870 Euro cents/kWh ("Ecents/kWh") in fiscal 2016 from 2.2162 Ecents/kWh in fiscal 2015.

 Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
-----------------------------------------------------------------------------
Fiscal Quarter     2016 Gas Prices     2015 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 1.8649              2.3538              - 20.77%
Second                1.5622              2.3212              - 32.70%
Third                 1.5363              2.0017              - 23.25%
Fourth                1.3753              2.1662              - 36.51%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      1.5870              2.2162              - 28.39%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $5.04 per thousand cubic feet ("Mcf"), a 30.19% decrease from fiscal 2015's average price of $7.22/Mcf. For fiscal 2016, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1083, a decrease of 2.12% from the average Euro/dollar exchange rate of $1.1323 for fiscal 2015.


            Average Euro Exchange Rate under the Mobil Agreement
----------------------------------------------------------------------------
                     2016 Average        2015 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.0881              1.2127              - 10.27%
Second                 1.1173              1.0754              +  3.90%
Third                  1.1185              1.1113              +  0.65%
Fourth                 1.1047              1.1301              -  2.25%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.1083              1.1323              -  2.12%

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2016, the volume of gas sold from western Oldenburg accounted for only 32.43% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 81.05% or $5,408,745 out of a total of $6,673,084 in overall Oldenburg gas royalties.

          Gas sales under the OEG Agreement decreased 12.21% to 77.213 Bcf in fiscal 2016 from 87.952 Bcf in fiscal 2015. At least some portion of the decline in overall gas sales is likely a result of EMPG's decision to suspend all drilling activities during 2015-2016. Since the Trust does not receive information about the decision-making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. However, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
----------------------------------------------------------------------------
Fiscal Quarter     2016 Gas Sales       2015 Gas Sales    Percentage Change
--------------    ----------------     ----------------   -----------------
First                 20.507               23.497             - 12.73%
Second                20.434               23.137             - 11.68%
Third                 17.520               22.590             - 22.44%
Fourth                18.752               18.728             +  0.13%
--------------    ----------------     ----------------   -----------------
Fiscal Year Total     77.213               87.952             - 12.21%

          Average gas prices for gas sold under the OEG Agreement decreased 29.10% to 1.6264 Ecents/kWh in fiscal 2016 from 2.2939 Ecents/kWh in fiscal 2015.

  Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
----------------------------------------------------------------------------
Fiscal Quarter     2016 Gas Prices     2015 Gas Prices    Percentage Change
--------------    -----------------   -----------------   -----------------
First                 1.9803              2.4808               - 20.17%
Second                1.5282              2.4128               - 36.66%
Third                 1.5667              2.0401               - 23.20%
Fourth                1.4025              2.2187               - 36.79%
--------------    -----------------   -----------------   -----------------
Fiscal Year Avg.      1.6264              2.2939               - 29.10%

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $5.04/Mcf, a 30.86% decrease from fiscal 2015's average price of $7.29/Mcf. For fiscal 2016, royalties paid under the OEG Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1053, a decrease of 2.11% from the average Euro/dollar exchange rate of $1.1291 for fiscal 2015.

            Average Euro Exchange Rate under the OEG Agreement
----------------------------------------------------------------------------
                     2016 Average        2015 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
--------------    ------------------  ------------------    -----------------
First                  1.0874              1.1973              -  9.18%
Second                 1.1171              1.0830              +  3.15%
Third                  1.1159              1.1159              -  0.00%
Fourth                 1.1068              1.1309              -  2.13%
--------------    ------------------  ------------------    -----------------
Fiscal Year Avg.       1.1053              1.1291              -  2.11%

          Interest income for fiscal 2016 decreased 51.82% to $4,548 as compared to $9,439 for fiscal 2015 reflecting the reduction in royalty receipts. Trust expenses increased 0.61% to $824,367 in fiscal 2016 from $819,341 in fiscal 2015 due to higher legal expenses, both domestic and German, and higher German accounting expenses relating to the amendments to the Mobil and OEG Royalty Agreements.
                                 - 23 -

Results:  Fiscal 2015 versus Fiscal 2014
----------------------------------------

          For fiscal 2015, the Trust's gross royalty income decreased 34.53% to $12,390,575 from $18,927,005 in fiscal 2014 continuing to reflect the disruption in the energy market and the uncertainty of the world economy. The decrease in royalty income is due to declines in gas sales, gas prices and average exchange rates under both royalty agreements. The decrease in the amount of royalty income resulted in the lower distributions. The total distribution for fiscal 2015 was $1.27 per unit compared to $1.95 per unit for fiscal 2014. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous periods. During fiscal 2015 the combination of positive and negative adjustments reduced royalty income by $592,626, the equivalent of $0.0645 per unit. Due to the incorrect allocation in prior years of eastern sulfur sales to royalty calculations under the Mobil Sulfur Agreement, the combination of current year sulfur royalties and the negative adjustment from prior years resulted in a net negative adjustment for fiscal 2015 of $215,348, the equivalent of $0.0234 per unit. During fiscal 2014, the negative adjustments decreased royalty income by $52,676, the equivalent of $0.0057 per unit.

          Gas sales under the Mobil Agreement declined 7.84% to 28.729 Bcf in fiscal 2015 from 31.172 Bcf in fiscal 2014. A significant portion of this decline occurred during the fourth fiscal quarter and was likely caused by the partial shutdown of the Grossenkneten desulfurization plant for a six-week period. Since the Trust does not receive information about the decision-making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. However, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

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

          Average prices for gas sold under the Mobil Agreement decreased 10.99% to 2.2162 Ecents/kWh in fiscal 2015 from 2.4899 Ecents/kWh in fiscal 2014.

 Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
-----------------------------------------------------------------------------
Fiscal Quarter     2015 Gas Prices     2014 Gas Prices    Percentage Change
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

          Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $7.22/Mcf, a 25.18% decrease from fiscal 2014's average price of $9.65/Mcf. For fiscal 2015, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1323, a decrease of 16.12% from the average Euro/dollar exchange rate of $1.3499 for fiscal 2014.

            Average Euro Exchange Rate under the Mobil Agreement
-----------------------------------------------------------------------------
                     2015 Average        2014 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
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

          Gas sales under the OEG Agreement decreased 9.47% to 87.952 Bcf in fiscal 2015 from 97.155 Bcf in fiscal 2014. A significant portion of this decline occurred during the fourth fiscal quarter and was likely caused by the partial shutdown of the Grossenkneten desulfurization plant for a six-week period. Since the Trust does not receive information about the decision-making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. However, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

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

            Average Euro Exchange Rate under the OEG Agreement
-----------------------------------------------------------------------------
                     2015 Average        2014 Average
Fiscal Quarter    Euro Exchange Rate  Euro Exchange Rate    Percentage Change
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

Report on Exploration and Drilling
----------------------------------

         The Trust's German consultant periodically contacts the representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the most recent information the Trust's German consultant received from representatives of EMPG. The Trust is not able to confirm the accuracy of any of the information supplied by the operating companies. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.


          After having suspended all drilling activities for 2015 and 2016 and with the continuing difficulties caused by low energy prices worldwide, EMPG has slowed the pace of its future drilling program. As recently as last spring, EMPG's drilling program provided for four wells to be drilled in 2017 followed by one well and one work-over in 2018, two wells in 2019 and one well in 2020. The new program calls for one well and one work-over in 2017, three wells in 2018, two wells in 2019 and one well in 2020. Despite the lifting of the moratorium on fracking, no Carboniferous wells are listed in the drilling program through 2020.

          During 2016, EMPG performed work-overs of five eastern wells and one western well: Neerstedt Z-3, Doetlingen Z-12, Goldenstedt Z-13 and Z-20, Hengstlage T-14 and Kneheim Z-3 (western). Workovers are conducted on older wells that for various reasons have experienced a drop in production due to a decline in pressure and can possibly benefit from further developmental efforts. These reasons can include the presence of formation debris, bacterial infestation and formation water influx.

          The work-over scheduled for 2017 will be on Visbek Z-16a, a western Zechstein well. Visbek Z-16a suffered a severe casing collapse six months after it began production and was shut down in October 2013. While originally it was planned to drill a new coiled tubing sidetrack, the continuing low gas prices have made this choice uneconomical. Instead, this work-over will involve an attempt to repair the original casing. The new well listed for 2017 is Hemmelte NW T-1 which is planned to develop a new area of the sweet gas Bunter zone in western Oldenburg. This well was initially planned as a dual purpose well tapping both the Bunter and the deeper Zechstein zones but, due to technical difficulties, was scaled back. A second well to access the Zechstein zone at a later date was initially mentioned but no further information has been forthcoming.

          The three new wells listed for 2018 are Brettorf Z-2b, Goldenstedt Z-12a M1 and Goldenstedt Z-25a M1. All these wells are multilateral wells, are located in eastern
          Oldenburg and are sour gas infill wells. Multilateral wells take advantage of a single master well to draw from multiple sidetracks. The primary advantage is the cost saving in using a single borehole for more than one sidetrack.

          The two new wells listed for 2019 are Doetlingen Z-3A and Jeddeloh Z-1. Doetlingen Z-3A is intended to develop the Zechstein zone in eastern Oldenburg. Jeddeloh Z-1 is the first well being drilled in the Oldenburg concession with Vermilion as the lead developer. The well is an exploration well tentatively located in the western portion of the area designated as Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well is intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession. Oldenburg-Land is a relatively undeveloped area of the concession compared to the southern area of Muensterland-Cloppenburg-Vechta where the majority of the wells operated by EMPG are located.
                                 - 27 -

          The single new well listed for 2020 is Alhorn Z-3, another sour gas well. Alhorn Z-3 is intended to reopen the old Alhorn field, which had been plugged and abandoned in 1997.

          No firm dates have been announced for any of the wells described above. Information on wells that are not named or are in preliminary planning stages is not divulged by EMPG.


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


Contractual Obligations
-----------------------

          As shown below, the Trust had no contractual obligations as of October 31, 2016 other than the distribution announced on October 28, 2016 and payable to unit owners on November 30, 2016, as reflected in the statement of assets, liabilities and trust corpus.

                             Payments Due by Period
                             ----------------------

                                   Less than       1-3       3-5     More than
                      Total         1 Year        Years     Years     5 Years
                  -------------  -------------   -------   -------   ---------
Distributions
payable to
unit owners        $1,102,871     $1,102,871       $0        $0         $0

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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------
                     INDEX TO FINANCIAL STATEMENTS
                     ------------------------------

                                                              Page Number
                                                              -----------

Report of Independent Registered Public Accounting Firm           F-1

Financial Statements:

  Statements of Assets, Liabilities and
    Trust Corpus as of October 31, 2016 and 2015                  F-2

  Statements of Revenue Collected and Expenses Paid
    for the Fiscal Years Ended October 31, 2016,
    2015 and 2014                                                 F-3

  Statements of Undistributed Earnings for the Fiscal
    Years Ended October 31, 2016, 2015 and 2014                   F-4

  Statements of Changes in Cash and Cash Equivalents for
    the Fiscal Years Ended October 31, 2016, 2015 and 2014        F-5

  Notes to Financial Statements                                F-6 - F-9

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees and the Unit Owners of North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2016 and 2015, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2016. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2016 and 2015, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the years in the three-year period ended October 31, 2016, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 29, 2016 expressed an unqualified opinion.




/s/ WeiserMazars LLP
New York, NY
December 29, 2016









                                   F-1

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
       -----------------------------------------------------------
                       OCTOBER 31, 2016 AND 2015
                       -------------------------

                ASSETS                         2016          2015
                ------                     ------------   ------------

Current assets --
  Cash and cash equivalents                 $1,165,347     $2,192,865

Producing gas and oil royalty
  rights, net of amortization
  (Notes 1 and 2)                                    1              1
                                           ------------   ------------
Total Assets                                $1,165,348     $2,192,866
                                           ============   ============

     LIABILITIES AND TRUST CORPUS
     ----------------------------

Current liabilities --
  Distributions to be paid
  to unit owners, paid
  November 2016 and 2015                    $1,102,871     $2,113,835


Trust corpus (Notes 1 and 2)                         1              1

Undistributed earnings                          62,476         79,030
                                           ------------   ------------
Total Liabilities and Trust Corpus          $1,165,348     $2,192,866
                                           ============   ============



















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-2

                     NORTH EUROPEAN OIL ROYALTY TRUST
                     --------------------------------

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2016, 2015 AND 2014
        ----------------------------------------------------------


                                 2016           2015           2014
                             ------------   ------------   ------------
Gas, sulfur and
  oil royalties received     $ 6,960,961    $12,390,575    $18,927,005

Interest income                    4,458          9,439         18,724
                             ------------   ------------   ------------

Trust Income                   6,965,509     12,400,014     18,945,729
                             ------------   ------------   ------------


Non-related party expenses      (715,404)      (732,209)      (819,004)

Related party expenses          (108,964)       (87,132)       (82,146)
                             ------------   ------------   ------------

Trust expenses                  (824,368)      (819,341)      (901,150)
                             ------------   ------------   ------------

Net income                   $ 6,141,141     $11,580,673    $18,044,579
                             ============   ============   ============


Net income per unit              $0.67          $1.26          $1.96
                                =======        =======        =======

Distributions per unit paid
  or to be paid to
  unit owners                    $0.67          $1.27          $1.95
                                =======        =======        =======















                       The accompanying notes are
             an integral part of these financial statements.

                                   F-3

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

              STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
              ---------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2016, 2015 AND 2014
        ----------------------------------------------------------


                                  2016          2015           2014
                             ------------   ------------   ------------

Balance, beginning of year   $    79,030    $   170,406    $    47,477

Net income                     6,141,141     11,580,673     18,044,579
                             -----------    -----------    ------------
                               6,220,171     11,751,079     18,092,056

Less:


Current year distributions
  paid or to be paid
  to unit owners               6,157,695     11,672,049     17,921,650
                             -----------    -----------    -----------


Balance, end of year         $    62,476    $    79,030    $   170,406
                             ============   ============   ============


























                       The accompanying notes are
             an integral part of these financial statements.

                                  F-4

                   NORTH EUROPEAN OIL ROYALTY TRUST
                   --------------------------------

       STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
       -----------------------------------------------------------
        FOR THE FISCAL YEARS ENDED OCTOBER 31, 2016, 2015 AND 2014
        ----------------------------------------------------------


                                    2016          2015          2014
                               ------------   ------------   ------------
Sources of Cash and
  Cash Equivalents:

  Gas, sulfur and
    oil royalties received      $ 6,960,961    $12,390,575    $18,927,005


  Interest income                     4,548          9,439         18,724
                                ------------   ------------   ------------
                                  6,965,509     12,400,014     18,945,729
                                ------------   ------------   ------------

Uses of Cash and
  Cash Equivalents:

  Payment of Trust expenses         824,368        819,341        901,150


  Distributions paid              7,168,659     13,142,544     19,208,333
                                ------------   ------------   ------------
                                  7,993,027     13,961,885     20,109,483
                                ------------   ------------   ------------

Net increase (decrease)
  in cash and cash
  equivalents during the year    (1,027,518)    (1,561,871)    (1,163,754)

Cash and cash equivalents,
  beginning of year               2,192,865      3,754,736      4,918,490
                                ------------   ------------   ------------
Cash and cash equivalents,
  end of year                   $ 1,165,347    $ 2,192,865    $ 3,754,736
                                ============   ============   ============











                       The accompanying notes are
             an integral part of these financial statements.

                                  F-5

                    NORTH EUROPEAN OIL ROYALTY TRUST
                    --------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                    OCTOBER 31, 2016, 2015 AND 2014
                    -------------------------------


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

                                  F-6
                                 - 36 -

      Cash and cash equivalents -
      ---------------------------

      Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2016, the uninsured amounts held in the Trust's U.S. bank accounts were $906,704. In addition, the Trust held 9,875 Euros, the equivalent of $10,820, in its German bank account at October 31, 2016.

      Net income per unit -
      ---------------------

      Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2016, 2015 and 2014, there were 9,190,590 units of beneficial interest outstanding.

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


(3) Related party transactions:
    ---------------------------

    John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $28,559, $25,729 and $24,634 in fiscal 2016, 2015 and 2014, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For legal services, the Trust paid Cahill Gordon & Reindel LLP $80,405, $61,403 and $57,512 in fiscal 2016, 2015 and 2014, respectively.


                                    F-7

(4) Employee benefit plan:
    ----------------------

    The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2016, 2015 and 2014 calendar years.
















































                                   F-8

(5) Quarterly results (unaudited):
    ------------------------------

    The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2016 and 2015:


                              Fiscal 2016 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received      $1,832,471  $2,333,670  $1,561,026  $1,233,794   $6,960,961

Net income      $1,573,687  $2,100,364  $1,388,796  $1,078,294   $6,141,141

Net income
  per unit         $0.17       $0.23       $0.15       $0.12         $0.67

Distributions
  paid or
  to be paid    $1,470,494  $2,205,742  $1,378,588  $1,102,871   $6,157,695

Distributions
  per unit
  paid or to
  be paid to
  unit owners      $0.16       $0.24       $0.15       $0.12         $0.67



                              Fiscal 2015 by Quarter and Year
               --------------------------------------------------------------
                   First       Second      Third      Fourth        Year
               -----------  ----------  ----------  ----------  -------------
Royalties
  received      $3,442,713  $3,238,135  $3,459,645  $2,250,082   $12,390,575

Net income      $3,096,916  $3,074,495  $3,312,307  $2,096,955   $11,580,673

Net income
  per unit         $0.34       $0.33       $0.36       $0.23         $1.26

Distributions
  paid or
  to be paid    $3,216,706  $3,032,895  $3,308,613  $2,113,835   $11,672,049

Distributions
  per unit
  paid or to
  be paid to
  unit owners      $0.35       $0.33       $0.36       $0.23         $1.27






                                   F-9

Item 9.   Changes in and Disagreements with Accountants
          ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


Item 9A.  Controls and Procedures.
          -----------------------

Disclosure Controls and Procedures
----------------------------------

          The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2016. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2016.



Internal Control over Financial Reporting
-----------------------------------------

          Part A.  Management's Report on Internal Control over Financial
                   ------------------------------------------------------
                   Reporting
                   ---------

          The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2016. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2016 has been audited by WeiserMazars LLP, the Trust's independent auditor, as stated in their report which follows.

          Part B.  Attestation Report of Independent Registered Public
                   ---------------------------------------------------
                   Accounting Firm
                   ---------------

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees and the Unit Owners of North European Oil Royalty Trust

We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

A trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and trustees of the trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of October 31, 2016 and 2015, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2016 and our report dated December 29, 2016 expressed an unqualified opinion thereon.


/s/ WeiserMazars LLP
New York, NY
December 29, 2016



          Part C.   Changes in Internal Control over Financial Reporting
                    ----------------------------------------------------

          There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.


Item 9B.  Other Information.
          -----------------

          None.

                               PART III


Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

          Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2017, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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


Item 11. Executive Compensation.
         ----------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2017, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         and Related Stockholder Matters.
         -------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2017, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions, and Director
         ------------------------------------------------------------
         Independence.
         ------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2017, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
         --------------------------------------

          The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2017, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.



                                PART IV


Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

         (a)  The following is a list of the documents filed as part of this
Report:

           1.  Financial Statements

               Index to Financial Statements for the Fiscal Years
               Ended October 31, 2016, 2015 and 2014

               Report of Independent Registered Public Accounting Firm

               Statements of Assets, Liabilities and Trust Corpus as of October 31, 2016 and 2015

               Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2016, 2015 and 2014

               Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2016, 2015 and 2014

               Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2016, 2015 and 2014

               Notes to Financial Statements

           2.  Exhibits

               The Exhibit Index following the signature page lists all exhibits filed with this Report or incorporated by reference.


Item 16. Form 10-K Summary.
         -----------------

          None.

                               Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NORTH EUROPEAN OIL ROYALTY TRUST


Dated: December 29, 2016        By:  /s/ John R. Van Kirk
                                --------------------------------------------
                                         John R. Van Kirk, Managing Director
                                         and Principal Accounting Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: December 29, 2016             /s/ Robert P. Adelman
                                     ---------------------------------------
                                         Robert P. Adelman, Managing Trustee


Dated: December 29, 2016             /s/ Samuel M. Eisenstat
                                     --------------------------------
                                         Samuel M. Eisenstat, Trustee


Dated: December 29, 2016             /s/ Lawrence A. Kobrin
                                     -------------------------------
                                         Lawrence A. Kobrin, Trustee


Dated: December 29, 2016             /s/ Willard B. Taylor
                                     ------------------------------
                                         Willard B. Taylor, Trustee


Dated: December 29, 2016             /s/ Rosalie J. Wolf
                                     ----------------------------
                                         Rosalie J. Wolf, Trustee


Dated: December 29, 2016             /s/ John R. Van Kirk
                                     ---------------------------------------
                                         John R. Van Kirk, Managing Director
                                         and Principal Accounting Officer

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

(10.3)  English language translation of Amendment
          Agreement dated August 26, 2016 between
          Oldenburgische Erdolgesellschaft mbH and
          North European Oil Royalty Trust (incorporated by reference to Exhibit 10.1 to Quarterly
          Report on Form 10-Q for the quarter ended
          July 31, 2016 (File No. 1-8245)).

(10.4)  English language translation of Amendment
          Agreement dated August 26, 2016 between
          Mobil Erdgas-Erdol GmbH and North European
          Oil Royalty Trust (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(21)    There are no subsidiaries of the Trust.

(31)    Certification of Chief Executive Officer and Chief            47
          Financial Officer pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

(32)    Certification of Chief Executive Officer and                  49
          Chief Financial Officer pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002

(99.1)  Calculation of Cost Depletion Percentage                      50
         for the 2016 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the
         Northwest Basin of the Federal Republic of Germany as of October 1, 2016 prepared by Ralph E. Davis Associates, LLC

(99.2)  Order Approving Settlement signed by
          Vice Chancellor Jack Jacobs of the
          Delaware Court of Chancery
          (incorporated by reference as
          Exhibit 99.2 to Current Report on
          Form 8-K, filed February 26, 1996).