Form 10-Q
period 2017-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2017-02-27
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   January 31, 2017    or
                                ------------------

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


Class                                     Outstanding at January 31, 2017
----------------------------              -------------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     JANUARY 31, 2017 AND OCTOBER 31, 2016
                     -------------------------------------
                                (Unaudited)
                                -----------

                                                2017                2016
                                         -----------------   ----------------

              ASSETS

Current assets -- Cash and
     cash equivalents                       $ 1,537,493          $ 1,165,347


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 1,537,494          $ 1,165,348
                                            ============         ============


    LIABILITIES AND TRUST CORPUS

Current liabilities -- Distributions
     to be paid to unit owners, paid
     February 2017 and November 2016        $ 1,378,589          $ 1,102,871

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          158,904               62,476
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 1,537,494          $ 1,165,348
                                            ============         ============
















                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016
             ----------------------------------------------------
                                (Unaudited)
                                -----------

                                                2017                2016
                                         -----------------   ----------------

Gas, sulfur and oil
     royalties received                     $ 1,724,686          $ 1,832,471

Interest income                                     790                1,100
                                            ------------         ------------

Trust Income                                $ 1,725,476          $ 1,833,571
                                            ------------         ------------


Non-related party expenses                     (225,038)            (235,343)

Related party expenses (Note 3)                 (25,421)             (24,541)
                                            ------------         ------------

Trust Expenses                                 (250,459)            (259,884)
                                            ------------         ------------

Net Income                                  $ 1,475,017          $ 1,573,687
                                            ============         ============

Net income per unit                            $ .16                $ .17
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .15                $ .16
                                               ======               ======



















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2017                2016
                                         -----------------   ----------------


Balance, beginning of period                $    62,476          $    79,030

Net income                                    1,475,017            1,573,687
                                            ------------         ------------
                                              1,537,493            1,652,717

Less:

Current year distributions paid
     or to be paid to unit owners             1,378,589            1,470,494
                                            ------------         ------------
Balance, end of period                      $   158,904          $   182,223
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2017                2016
                                          -----------------   ---------------

Sources of Cash and Cash Equivalents:
------------------------------------

Gas, sulfur and oil royalties received       $ 1,724,686         $ 1,832,471

Interest income                                      790               1,100
                                             ------------        ------------
                                               1,725,476           1,833,571
                                             ------------        ------------
Uses of Cash and Cash Equivalents:
---------------------------------

Payment of Trust expenses                        250,459             259,884

Distributions paid                             1,102,871           2,113,835
                                             ------------        ------------
                                               1,353,330           2,373,719
                                             ------------        ------------
Net increase (decrease) in cash and
     cash equivalents during the period          372,146            (540,148)

Cash and cash equivalents,
     beginning of period                       1,165,347           2,192,865
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 1,537,493         $ 1,652,717
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

     The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2016 (the "2016 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2016 Form 10-K.


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


     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2017, the uninsured amount held in the Trust's U.S. bank accounts was $1,286,567. In addition, the Trust held Euros 9,451, the equivalent of $10,202, in its German bank account at January 31, 2017.


     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2017 and 2016, there were 9,190,590 units of beneficial interest outstanding.


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

(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,404 and $5,273 in the first quarter of fiscal 2017 and 2016, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2017 and 2016, the Trust paid Cahill Gordon & Reindel LLP $19,017 and $19,268 for legal services, respectively.


(4)  Employee benefit plan:
     ----------------------

     The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2017 and 2016 calendar years.

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

          The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corp. ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. The Oldenburg concession approximately (1,386,000 acres) covers virtually the entire former Grand Duchy of Oldenburg and is located in the German federal state of Lower Saxony.

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

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the cumulative royalty income received in fiscal 2017. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

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

          Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 98% of the cumulative royalty income received under this agreement in fiscal 2017. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

          The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first quarter of fiscal 2017, the Trust received $41,421 in sulfur royalties under this agreement. In the first quarter of fiscal 2016, the Trust received no sulfur royalties under this agreement.
The Trust was entitled to receive royalties attributable to sulfur sales during the third and fourth quarters of fiscal 2015. However, the operating companies made an accounting error by including eastern Oldenburg sulfur sales for the fourth quarter of 2011, all of 2012 and the first quarter of 2015 in the calculation of the western sulfur royalties under the Mobil Sulfur Agreement. This error resulted in an overpayment of sulfur royalties previously paid to the Trust, which more than offset the sulfur royalties payable.
                                   -12-

          Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling and treatment costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust.

          In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of currently non-producing leases of various sizes in other areas of Germany. One of these leases, Grosses Meer, was formerly active but provided no royalties during fiscal 2016, 2015 and 2014.

          On August 26, 2016, the Trust executed amendments to its existing royalty agreements with OEG and Mobil establishing a new base for the determination of gas prices upon which the Trust's royalties are determined. This new base is set as the state assessment base for natural gas used by the operating companies in their calculation of royalties payable to the State of Lower Saxony. Currently, this change reflects a shift from the use of gas ex-field prices ("contractual prices") to the prices calculated for the German
Border Import gas Price ("GBIP").   For simplification purposes, we will use
"GBIP" when referring to the current state assessment base.

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

          Actual gas sales from the prior calendar quarter will be multiplied by the average GBIP for a period starting two months earlier and will provide the basis for royalty payments to the Trust during its fiscal quarter. The average GBIP for the corresponding period of actual sales is not available due to the delay in its calculation. For calendar 2016 and forward, the average GBIP under the Mobil and OEG Royalty Agreements will be increased by 1% and 3%,
respectively.   In March of the following calendar year, an average GBIP for the prior calendar year (weighted on a monthly basis by the respective volume of imported gas) is published. In September of the following calendar year, EMPG will make a final reconciliation based upon the published yearly average GBIP increased by the respective percentage factor and the total volume of gas sold under the royalty agreements during the prior calendar year. Required additions to royalty amounts already paid will be paid immediately. Required deductions from royalty amounts already paid will be deducted from the next royalty payment due.

          The new basis for oil prices would be the published price from the State Authority for Mining, Energy and Geology. There are no percentage adjustments factored into the oil royalty calculation. There was no change in the previous methodology used with regard to the determination of royalties attributable to sales of sulfur.

          The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review the spot market sales, the intra-company sales and the contractual sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany will begin their next examination of the operating companies for the 2015 and 2016 period in November 2017.

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


Results: First Quarter of Fiscal 2017 Versus First Quarter of Fiscal 2016
-------------------------------------------------------------------------

          Total royalty income received during the first quarter of fiscal 2017 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2016. The distribution of $0.15 per unit was paid on February 22, 2017 to owners of record as of February 17, 2017. Comparisons of total royalty income and net income for the first quarter of fiscal 2017 and 2016 are shown below.


                              1st Fiscal Qtr.    1st Fiscal Qtr.   Percentage
                              Ended 1/31/2017    Ended 1/31/2016     Change
-----------------------------------------------------------------------------
Total Royalty Income            $1,724,686         $1,832,471       - 5.88%
Net Income                      $1,475,017         $1,573,687       - 6.27%
Distribution per Unit             $0.15              $0.16          - 6.25%
-----------------------------------------------------------------------------

          The decline in net income between the first quarter of fiscal 2017 and the first quarter of fiscal 2016 resulted primarily from lower gas sales, lower gas prices and lower average exchange rates under both the Mobil and OEG Agreements as shown in the table below.

          Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. The total adjustments for the first quarter of fiscal 2017 increased total royalties received by $23,796. By comparison, in the first quarter of fiscal 2016 total royalties received were reduced by $560,902.

          The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2016 and the average German Border Import gas Price for the period of August through October 2016. No adjustments for prior periods are reflected in the gas royalties.

-----------------------------------------------------------------------------
       Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
-----------------------------------------------------------------------------
                          4th Calendar Qtr.    4th Calendar Qtr.   Percentage
Mobil Agreement           Ended 12/31/2016     Ended 12/31/2015       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)              6.489                6.604          -  1.74%
Gas Prices(2)(Ecents/Kwh)(3)   1.4789               1.8649          - 20.70%
Average Exchange Rates(4)      1.0582               1.0881          -  2.75%
Gas Royalties                $1,164,964           $1,538,701        - 24.29%
Gas Prices ($/Mcf)(5)          $ 4.49               $ 5.82          - 22.85%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)                20.060               20.507          -  2.18%
Gas Prices (Ecents/Kwh)        1.5081               1.9803          - 23.84%
Average Exchange Rates         1.0590               1.0874          -  2.61%
Gas Royalties                $466,168             $668,112          - 30.23%
Gas Prices ($/Mcf)             $ 4.48               $ 6.04          - 25.83%
-----------------------------------------------------------------------------

(1) Billion cubic feet
(2) Gas prices derived from August-October period
(3) Euro cents per Kilowatt hour
(4) Based on average exchanges rates of cumulative royalty transfers
(5) Dollars per thousand cubic feet

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2017, gas sales from western Oldenburg accounted for only 32.35% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 81.17% or $1,309,544 out of a total of $1,613,272 in Oldenburg royalties attributable to gas.

          Trust expenses for the first quarter of fiscal 2017 decreased 3.63% or $9,425 to $250,459 in comparison to $259,884 in the first quarter of fiscal 2016. The reduction in expenses reflects the absence of current costs relating to the biennial examination of the royalty statements by the Trust's German accountants because 2017 is an alternate year. Additionally, the decrease in the amount of Trustee fees as specified in the Trust Agreement contributed to lower expenses. Trust interest income received in the first quarter of fiscal 2017 was $790, a decrease from interest income of $1,100 received in the first quarter of fiscal 2016 due to reduced funds available.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2017, compared to that at fiscal year-end (October 31, 2016), shows an increase in assets due to higher royalty receipts during the first quarter of fiscal 2017.


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

          3. potential disputes with the operating companies and the resolution thereof; and

          4. the risk factors set forth under Item 1A of the Trust's Annual Report on Form 10-K for the year ended October 31, 2016.


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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2017 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2017.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2017 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.



                      PART II -- OTHER INFORMATION
                      ----------------------------


Item 1.   Legal Proceedings.
          -----------------

          The Trust is not a party to any pending legal proceedings.


Item 4.  Mine Safety Disclosure.
         ----------------------

          Not applicable.


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

February 27, 2017