Form 10-Q
period 2017-04-28
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2017-05-30
CIK 72633

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2017    or
                                ----------------

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


Class                                     Outstanding at April 30, 2017
----------------------------              -----------------------------
Units of Beneficial Interest                        9,190,590

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------
Item 1. Financial Statements.
        --------------------

          STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
          -----------------------------------------------------------
                     APRIL 30, 2017 AND OCTOBER 31, 2016
                     -----------------------------------
                                (Unaudited)
                                -----------

                                                2017                2016
                                         -----------------   ----------------

              ASSETS
             --------

Current assets - - Cash and
     cash equivalents                       $ 1,858,813          $ 1,165,347


Producing gas and oil royalty rights,
     net of amortization (Notes 1 and 2)              1                    1
                                            ------------         ------------
Total Assets                                $ 1,858,814          $ 1,165,348
                                            ============         ============


    LIABILITIES AND TRUST CORPUS
   ------------------------------

Current liabilities - - Distributions
     to be paid to unit owners, to be
     paid May 2017 and paid November 2016   $ 1,746,212          $ 1,102,871

Trust corpus (Notes 1 and 2)                          1                    1

Undistributed earnings                          112,601               62,476
                                            ------------         ------------
Total Liabilities and Trust Corpus          $ 1,858,814          $ 1,165,348
                                            ============         ============














                The accompanying notes are an integral part
                       of these financial statements.

          STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
          ----------------------------------------------------------
             FOR THE THREE MONTHS ENDED APRIL 30, 2017 AND 2016
             --------------------------------------------------
                               (Unaudited)
                               -----------

                                                2017                2016
                                         -----------------   ----------------

Gas, sulfur and oil royalties received      $ 1,918,830          $ 2,333,670

Interest income                                     786                1,695
                                            ------------         ------------

Trust Income                                  1,919,616            2,335,365
------------                                ------------         ------------


Non-related party expenses                     (207,114)            (205,310)

Related party expenses (Note 3)                 (12,593)             (29,691)
                                            ------------         ------------

Trust Expenses                                 (219,707)            (235,001)
--------------                              ------------         ------------

Net Income                                  $ 1,699,909          $ 2,100,364
----------                                  ============         ============

Net income per unit                            $ .18                $ .23
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $ .19                $ .24
                                               ======               ======



















                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
        ----------------------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2017 AND 2016
             ------------------------------------------------
                                (Unaudited)
                                -----------

                                                2017                2016
                                         -----------------   ----------------

Gas, sulfur and oil royalties received      $ 3,643,516          $ 4,166,141

Interest income                                   1,576                2,795
                                            ------------         ------------

Trust Income                                  3,645,092            4,168,936
------------                                ------------         ------------


Non-related party expenses                     (432,152)            (440,653)

Related party expenses (Note 3)                 (38,014)             (54,232)
                                            ------------         ------------

Trust Expenses                                 (470,166)            (494,885)
--------------                              ------------         ------------


Net Income                                  $ 3,174,926          $ 3,674,051
----------                                  ============         ============


Net income per unit                            $0.35                $0.40
                                               ======               ======

Distributions per unit paid or
     to be paid to unit owners                 $0.34                $0.40
                                               ======               ======


















                 The accompanying notes are an integral part
                       of these financial statements.

               STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
               ---------------------------------------------
             FOR THE SIX MONTHS ENDED APRIL 30, 2017 AND 2016
             ------------------------------------------------
                               (Unaudited)
                               -----------

                                                2017                2016
                                         -----------------   ----------------


Balance, beginning of period                $    62,476          $    79,030

Net income                                    3,174,926            3,674,051
                                            ------------         ------------


                                              3,237,402            3,753,081

Less:

Current year distributions paid
     or to be paid to unit owners             3,124,801            3,676,236
                                            ------------         ------------
Balance, end of period                      $   112,601          $    76,845
                                            ============         ============































                 The accompanying notes are an integral part
                       of these financial statements.

        STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
        -----------------------------------------------------------
           FOR THE SIX MONTHS ENDED APRIL 30, 2017 AND 2016
           ----------------------------------------------------
                               (Unaudited)
                               -----------

                                                2017                2016
                                          -----------------   ---------------

Sources of Cash and Cash Equivalents:
------------------------------------

Gas, sulfur and oil royalties received       $ 3,643,516         $ 4,166,141

Interest income                                    1,576               2,795
                                             ------------        ------------
                                               3,645,092           4,168,936
                                             ------------        ------------
Uses of Cash and Cash Equivalents:
---------------------------------

Payment of Trust expenses                        470,166             494,885

Distributions paid                             2,481,460           3,584,329
                                             ------------        ------------
                                               2,951,626           4,079,214
                                             ------------        ------------


Net increase (decrease) in cash and
     cash equivalents during the period          693,466              89,722

Cash and cash equivalents,
     beginning of period                       1,165,347           2,192,865
                                             ------------        ------------
Cash and cash equivalents,
     end of period                           $ 1,858,813         $ 2,282,587
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


     Cash and cash equivalents -
     ---------------------------
     Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2017, the uninsured amount held in the Trust's U.S. bank accounts was $1,600,226. In addition, the Trust held Euros 9,875, the equivalent of $10,759, in its German bank account at April 30, 2017.


     Net income per unit -
     ---------------------
     Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2017 and 2016, there were 9,190,590 units of beneficial interest outstanding.

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


(3)  Related party transactions:
     ---------------------------

     John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,232 and $7,557 in the second quarter of fiscal 2017 and 2016, respectively. For such office space and office services, the Trust reimbursed the Managing Director $12,636 and $12,830 in the first six months of fiscal 2017 and 2016, respectively.

     Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the second quarter of fiscal 2017 and 2016, the Trust paid Cahill Gordon & Reindel LLP $6,361 and $22,134 for legal services, respectively. For the first six months of fiscal 2017 and 2016, the Trust paid Cahill Gordon & Reindel LLP $25,378 and $41,402 for legal services, respectively.


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

          Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB effective as of January 1, 2016. The Trust has been advised by its consultant in Germany that the Farm-In Agreement specifies that Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB. Three of these licenses cover the three northernmost areas of the Oldenburg concession. The Farm-In Agreement commits Vermilion to drill 11 exploratory wells over the next five years. Three of these wells will be drilled in areas subject to the Trust's royalties. If a well in the area subject to the Trust's royalties is a discovery, Vermillion's participation in the production and sale will be 50%. Vermilion's participation in the development of any well does not impact the Trust's royalty interest and the sale of that gas or oil would be subject to the relevant royalty contract. The Trust's German consultant has confirmed that Vermilion will lead the development of its first well within the Oldenburg concession with a possible start time in 2020. The planned well-site is located in the western portion of the area designated Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well is intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession. Additionally, in accordance with the terms of the Farm-In Agreement, Vermilion will drill two other wells within the Oldenburg concession, one in Jeverland and one in Jade-Weser. No details concerning these wells are available at this date.

          The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 93% of the cumulative royalty income received in fiscal 2017. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

          There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. The maintenance for 2017 was conducted during the period of March through mid-April. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten will be reduced beginning in 2017. This reduction in capacity should have no impact on the operator's ability to handle sour gas processing at current levels of production. There is no major maintenance shutdown planned for 2018.

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

          The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2017, the Trust received $84,405 in sulfur royalties under the Mobil Sulfur Agreement. In the first six months of fiscal 2016, the effects of negative adjustments, which corrected a previous series of errors made by the operating companies, resulted in net negative sulfur royalty income of $127,370.

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

          In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of currently non-producing leases of various sizes in other areas of Germany. One of these leases, Grosses Meer, was formerly active but provided no royalties during fiscal 2016, 2015 and 2014. Vermilion is scheduled to participate in a new well to be drilled in Grosses Meer but no details are available at this date.

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

          The change to the GBIP is intended to be revenue neutral for the Trust. Additionally, this change should reduce the scope and cost of the accounting examination, eliminate ongoing disputes with OEG and Mobil regarding sales to related parties, and reduce prior year adjustments to the normally scheduled year-end reconciliation. The new pricing basis will also eliminate certain costs (transportation and plant gas storage), one half of which were previously deductible prior to the royalty calculation under the agreement with OEG.

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

          The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants will confirm that the volume of gas sales corresponds to the amount reported under the sales contracts and that the weighted GBIP was properly calculated and applied in the calculation of royalties payable to the Trust. The Trust's accountants in Germany will begin their examination of the operating companies for 2015 and 2016 in November of 2017.

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


Results:  Second Quarter of Fiscal 2017 Versus Second Quarter of Fiscal 2016
          ------------------------------------------------------------------

          Total royalty income during the second quarter of fiscal 2017 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2017.
A distribution of 19 cents per unit will be paid on May 31, 2017 to owners of record as of May 19, 2017. Comparisons of total royalty income received and net income for the second quarter of fiscal 2017 and 2016 are shown below.

                              2nd Fiscal Qtr.    2nd Fiscal Qtr.   Percentage
                              Ended 4/30/2017    Ended 4/30/2016     Change
-----------------------------------------------------------------------------
Total Royalty Income            $1,918,830         $2,333,670       - 17.78%
Net Income                      $1,699,909         $2,100,364       - 19.07%
Distributions per Unit            $0.19              $0.24          - 20.83%
-----------------------------------------------------------------------------

          The decline in total royalty income between the second quarter of fiscal 2017 and the second quarter of fiscal 2016 resulted primarily from lower gas sales and lower average exchange rates under both the Mobil and OEG Agreements as shown in the table below.

          Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. There were no adjustments for the second quarter of fiscal 2017. By comparison, in the second quarter of fiscal 2016 the net amount of such adjustments reduced total royalty income by $96,808. The Trust received separate sulfur royalty payments under the Mobil Agreement of $42,984 and $63,951 during the second quarters of fiscal 2017 and 2016, respectively.

          The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the first calendar quarter of 2017 and the average German Border Import gas Price for the period of November 2016 through January 2017. No adjustments for prior periods are reflected in the gas royalties.

            Gas Data Providing Basis for Fiscal Quarter Royalties
-----------------------------------------------------------------------------
                           1st Calendar Qtr.   1st Calendar Qtr.   Percentage
Mobil Agreement             Ended 3/31/2017     Ended 3/31/2016      Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)(1)               5.934               6.834          - 13.17%
Gas Prices(2)(Ecents/Kwh)(3)    1.7434              1.5622          + 11.60%
Average Exchange Rate(4)        1.0625              1.1173          -  4.90%
Gas Royalties                $1,255,366          $1,369,315         -  8.32%
Gas Prices ($/Mcf)(5)           $5.29               $5.01           +  5.59%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)                 18.885              20.434          -  7.58%
Gas Prices (Ecents/Kwh)         1.7779              1.5282          + 16.34%
Average Exchange Rate           1.0630              1.1171          -  4.84%
Gas Royalties                 $530,792            $487,877          +  8.80%
Gas Prices ($/Mcf)              $5.29               $4.79           + 10.44%
-----------------------------------------------------------------------------

(1) Billion cubic feet  (2) Gas prices derived from November-January period
(3) Euro cents per Kilowatt hour (4) Based on average exchange rates of cumulative royalty transfers (5) Dollars per thousand cubic feet

          Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2017, gas sales from western Oldenburg accounted for only 29.04% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 78.90%, or $1,408,707 out of $1,785,351, of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the second quarter of fiscal 2017 decreased 6.51%, or $15,294, to $219,707 from $235,001 in the second quarter of fiscal 2016. This decrease in expenses reflects the absence of legal costs resulting from the prior completion of the examination of the pricing method proposed by the operating companies and the incorporation of the resulting
details in the amendments to the royalty agreements.   Trust interest income
received during the second quarter of fiscal 2017 decreased to $786 in comparison to $1,695 received in the second quarter of fiscal 2016 due to reduced net income.

          The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2017, compared to that at fiscal year-end (October 31, 2016), shows an increase in assets due to higher royalty receipts during the second quarter of fiscal 2017.



Results:  First Six Months of Fiscal 2017 Versus First Six Months of
          ----------------------------------------------------------
          Fiscal 2016
          -----------

         Total royalty income during the first six months of fiscal 2017 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2016 and the first calendar quarter of 2017. Comparisons of total royalty income received and net income for the first six months of fiscal 2017 and 2016 are shown below.

                                Six Months         Six Months      Percentage
                              Ended 4/30/2017    Ended 4/30/2016     Change
-----------------------------------------------------------------------------
Total Royalty income            $3,643,516         $4,166,141      - 12.54%
Net Income                      $3,174,926         $3,674,051      - 13.59%
Distributions per Unit             $0.34              $0.40        - 15.00%
-----------------------------------------------------------------------------

          The decline in total royalty income between first six months of fiscal 2017 and the first six months of fiscal 2016 resulted primarily from lower gas sales, lower gas prices and lower average exchange rates under both the Mobil and OEG Agreements as shown in the table below.

          Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. The net amount of such adjustments reduced royalties for the first six months of fiscal 2017 by $17,625. By comparison, the net amount of such adjustments reduced royalties for the first six months of fiscal 2016 by $691,275. The Trust received separate sulfur royalty payments under the Mobil Agreement of $84,405 and $194,324 during the first six months of fiscal 2017 and 2016, respectively.

          The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2016 and the first calendar quarter of 2017 and the average German Border Import gas Price for the period of August 2016 through January 2017. No adjustments for prior periods are reflected in the gas royalties.


       Gas Data Providing Basis for Six-Month Fiscal Period Royalties
-----------------------------------------------------------------------------
                             Six Months         Six Months         Percentage
Mobil Agreement           Ended 3/31/2017      Ended 3/31/2016       Change
-----------------------------------------------------------------------------
Gas Sales (Bcf)               12.423               13.438           -  7.55%
Gas Prices (Ecents/Kwh)       1.6049               1.7110           -  6.20%
Average Exchange Rate         1.0604               1.1017           -  3.75%
Gas Royalties              $2,420,331           $2,908,016          - 16.77%
Gas Prices ($/Mcf)            $4.87                $5.41            -  9.98%
-----------------------------------------------------------------------------
OEG Agreement
-----------------------------------------------------------------------------
Gas Sales (Bcf)               38.946               40.942           -  4.88%
Gas Prices (Ecents/Kwh)       1.6389               1.7545           -  6.59%
Average Exchange Rate         1.0611               1.0997           -  3.51%
Gas Royalties                $996,960           $1,155,990          - 13.76%
Gas Prices ($/Mcf)            $4.87                $5.42            - 10.15%
-----------------------------------------------------------------------------

          For the six months ended 3/31/2017, gas sales from western Oldenburg accounted for only 31.90% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 79.98%, or $2,718,250 out of $3,398,623, of all royalties attributable to gas sales from the Oldenburg concession.

          Trust expenses for the first six months of fiscal 2017 decreased 4.99%, or $24,719, to $470,166 from $494,885 for the first six months of fiscal 2016. This decrease in expenses reflects the absence of legal costs resulting from the prior completion of the examination of the pricing method proposed by the operating companies and the incorporation of the resulting details in the amendments to the royalty agreements. The decrease in expenses also reflects the absence of current costs relating to the biennial examination of the royalty statements by the Trust's German accountants because 2017 is an alternate year. Trust interest income received during the first six months of fiscal 2017 decreased to $1,576 in comparison to $2,795 received in the first six months of fiscal 2016 due to reduced net income.

                Report on Drilling and Geophysical Work
                ---------------------------------------


          The Trust's German consultant met with representatives of ExxonMobil Production Gesellschaft ("EMPG") for technical discussions regarding EMPG's future drilling and geophysical work. The following is a summary of these discussions with some additional comments from the Trust's German consultant. EMPG is not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

          The Trust's German consultant advised the Trust that, in these discussions, EMPG stated that the previous suspension of drilling efforts for 2015-2016 would be extended through 2017. Continuing weak energy prices in combination with increased German regulatory requirements have caused EMPG to extend the drilling halt. Other than pushing start dates back by a year, EMPG's drilling program has not changed from details that were included in the Trust's
          2016 Annual Report.

          Despite the lifting of the moratorium on hydraulic fracturing ("fracking") effective as of February 11, 2017, EMPG has stated that fracking will not be used in the near future. Since any further work in the Carboniferous zone has been postponed until 2020 or later, there is no immediate need to use fracking. EMPG's decision may have resulted from a combination of its need to address increased regulatory requirements relating to the use of fracking as well as the hope that a delay in the drilling of Carboniferous wells will permit a rise in gas prices to help defray the higher costs associated with drilling in the Carboniferous zone. In accordance with the fracking provisions, it is the rock type not the depth that determines whether fracking is permitted. Fracking is allowed in sandstone at any depth but not in clay, coal beds or shale.

          The work-over scheduled for 2018 will be on Visbek Z-16a, a western Zechstein well. Visbek Z-16a suffered a severe casing collapse six months after it began production and was shut down in October 2013. This work-over will involve an attempt to repair the original casing.

          The following is a list of wells planned for the years 2018-2020. EMPG has not assigned any specific start dates to these wells. Hemmelte NW T-1 is planned to develop a new area of the sweet gas Bunter zone in western Oldenburg. The Bunter zone is generally characterized by good porosity and permeability. The next three new wells are Brettorf Z-2b, Goldenstedt Z-12a M1 and Goldenstedt Z-25a M1. All these wells are multilateral wells, are located in eastern Oldenburg and are sour gas infill wells. Multilateral wells take advantage of a single master well to draw from multiple sidetracks. The primary advantage is the cost saving in using a single borehole for more than one sidetrack. Doetlingen Z-3A is intended to develop the Zechstein zone in eastern Oldenburg. Alhorn Z-3, a western well, is intended to reopen the old Alhorn field, which had been plugged and abandoned in 1997.

          Jeddeloh Z-1 is the first well being drilled in the Oldenburg concession with Vermilion as the lead developer. The well is an exploration well located in the western portion of the area designated as Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's' Farm-In Agreement. Vermilion's well is intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession. Oldenburg-Land is a relatively undeveloped area of the concession compared to the southern area of Muensterland-Cloppenburg-Vechta where the majority of the wells operated by EMPG are located. In addition to Vermilion's Jeddeloh well in Oldenburg-Land, Vermilion is required under the terms of its Farm-In Agreement to participate in the drilling of three additional wells in areas subject to the Trust's royalty interest. These three wells will be located in the two northern areas of the Oldenburg concession (Jeverland and Jade-Weser) and in a separate lease, Grosses Meer.

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

          The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2017 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2017.

          There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2017 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

Dated: May 30, 2017