Form 10-Q
period 2017-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2017-08-30
CIK 72633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  July 31, 2017  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to      .

Commission file number   1-8245

NORTH EUROPEAN OIL ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Delaware
(State of organization)

22-2084119
(I.R.S. Employer I.D. No.)

43 West Front Street, Suite 19A, Red Bank, New Jersey 07701
Address of principal executive offices)

(732) 741-4008
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

Class	Outstanding at July 31, 2017
Units of Beneficial Interest	9,190,590

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JULY 31, 2017 AND OCTOBER 31, 2016
(Unaudited)
	2017	2016
ASSETS
Current assets -- Cash and cash equivalents	$1,953,295	$1,165,347

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,953,296	$1,165,348

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid August 2017 and paid November 2016	$1,838,118	$1,102,871

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	115,177	62,476

Total Liabilities and Trust Corpus	$1,953,296	$1,165,348

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016
(Unaudited)
	2017	2016
Gas, sulfur and oil royalties received	$1,974,441	$1,561,026
Interest income	1,230	1,204
Trust Income	$1,975,671	$1,562,230

Non-related party expenses	(115,679)	(147,022)
Related party expenses (Note 3)	(19,298)	(26,412)
Trust Expenses	(134,977)	(173,434)

Net Income	$1,840,694	$1,388,796

Net income per unit	$0.20	$0.15
Distributions per unit paid or to be paid to unit owners	$0.20	$0.15

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2017 AND 2016
(Unaudited)
	2017	2016
Gas, sulfur and oil royalties received	$5,617,957	$5,727,167
Interest income	2,806	3,999
Trust Income	$5,620,763	$5,731,166

Non-related party expenses	(547,831)	(587,675)
Related party expenses (Note 3)	(57,312)	(80,644)
Trust Expenses	(605,143)	(668,319)

Net Income	$5,015,620	$5,062,847

Net income per unit	$0.55	$0.55
Distributions per unit paid or to be paid to unit owners	$0.54	$0.55

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2017 AND 2016
(Unaudited)
	2017	2016
Balance, beginning of period	$62,476	$79,030
Net income	5,015,620	5,062,847
	5,078,096	5,141,877
Less:
Current year distributions paid or to be paid to unit owners	4,962,919	5,054,824
Balance, end of period	$115,177	$87,053

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2017 AND 2016
(Unaudited)
	2017	2016
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$5,617,957	$5,727,167
Interest income	2,806	3,999
	5,620,763	5,731,166
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	605,143	668,319
Distributions paid	4,227,672	5,790,071
	4,832,815	6,458,390
Net increase (decrease) in cash and cash equivalents during the period	787,948	(727,224)
Cash and cash equivalents, beginning of period	1,165,347	2,192,865
Cash and cash equivalents, end of period	$1,953,295	$1,465,641

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of significant accounting policies:

Basis of accounting -

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2017, the uninsured amount held in the Trust's U.S. bank accounts was $1,698,328. In addition, the Trust held €9,878, the equivalent of $11,665, in its German bank account at July 31, 2017.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2017 and 2016, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $5,311 and $6,041 in the third quarter of fiscal 2017 and 2016, respectively. For such office space and office services, the Trust reimbursed the Managing Director $17,947 and $18,871 in the first nine months of fiscal 2017 and 2016, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2017 and 2016, the Trust paid Cahill Gordon & Reindel LLP $13,987 and $20,371 for legal services, respectively. For the first nine months of fiscal 2017 and 2016, the Trust paid Cahill Gordon & Reindel LLP $ 39,365 and $61,773 for legal services, respectively.

(4) Employee benefit plan:

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

Executive Summary

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

Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB effective as of January 1, 2016. The Trust has been advised by its consultant in Germany that, based on conversations with people at EMPG and other sources, the Farm-In Agreement specifies that Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB. Three of these licenses cover the three northernmost areas of the Oldenburg concession. The Farm-In Agreement commits Vermilion to drill 11 exploratory wells over the next five years. Three of these wells will be drilled in areas subject to the Trust's royalties. If a well in the area subject to the Trust's royalties is a discovery, Vermilion's participation in the production and sale will be 50%. Vermilion's participation in the development of any well does not impact the Trust's royalty interest and the sale of that gas or oil would be subject to the relevant royalty contract. Based upon statements from EMPG to the Trust's consultant, Vermilion will lead the development of its first well within the Oldenburg concession with a possible start time in 2020. The planned well-site is located in the western portion of the area designated Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well is intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession. Additionally, according to EMPG and in accordance with the terms of the Farm-In Agreement, Vermilion will drill two other wells within the Oldenburg concession, one in Jeverland and one in Jade-Weser. No details concerning these wells or any other activities by Vermilion are available to the Trust at this date and Vermilion is under no obligation to disclose such information.

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

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2017, the Trust received $84,405 in sulfur royalties under the Mobil Sulfur Agreement. There was no sulfur payment in the third quarter of fiscal 2017 because the selling price dropped below the agreed upon base price. In the first nine months of fiscal 2016, the effects of negative adjustments, which corrected a previous series of errors made by the operating companies, resulted in net negative sulfur royalty income of $127,370.

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

In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of currently non-producing leases of various sizes in other areas of Germany. One of these leases, Grosses Meer, was formerly active but provided no royalties during fiscal 2016, 2015 and 2014. Vermilion is scheduled to participate in a new well to be drilled in an area which includes the Grosses Meer field as well as other non-royalty areas. However, no details are available at this date, and it is unknown if the well will be sited within the area subject to the Trust's royalty interest.

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

Results: Third Quarter of Fiscal 2017 Versus Third Quarter of Fiscal 2016

Total royalty income received during the third quarter of fiscal 2017 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2017. A distribution of 20 cents per unit will be paid on August 30, 2017 to owners of record as of August 18, 2017. Comparisons of total royalty income and net income for the third quarter of fiscal 2017 and 2016 are shown below.

	3rd Fiscal Quarter Ended 7/31/2017	3rd Fiscal Quarter Ended 7/31/2016	Percentage Change
Total Royalty Income	$1,974,441	$1,561,026	+26.48%
Net Income	$1,840,694	$1,388,796	+32.54%
Distributions per Unit	$0.20	$0.15	+33.33%

The increase in total royalty income between the third quarter of fiscal 2017 and the third quarter of fiscal 2016 resulted from the combination of accounting adjustments from prior periods and the increase in factors determining the amount of gas royalties payable under both the Mobil and OEG Agreements. There were no accounting adjustments impacting royalties during the third quarter of fiscal 2017. However, the net amount of such adjustments reduced royalties for the third quarter of fiscal 2016 by $407,560. The impact of these adjustments is reflected in the figures shown in the table above. Royalty income under the Mobil Sulfur Agreement was not a factor because no royalties were received in either the third quarter of fiscal 2017 or fiscal 2016.

The table below is intended to illustrate trends based on actual gas sales in each fiscal quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the second calendar quarter of 2017 and the average German Border Import gas Price for the period of February 2017 through April 2017. Under both the Mobil and OEG Agreements, higher gas prices and higher gas sales were the primary factors contributing to the increase in royalty income during the third quarter of fiscal 2017 in comparison to the third quarter of fiscal 2016.

Data Providing Basis for Fiscal Quarter Gas Royalties Payable
Mobil Agreement	2nd Calendar Quarter Ended 6/30/2017	2nd Calendar Quarter Ended 6/30/2016	Percentage Change
Gas Sales (Bcf) [1]	5.500	4.916	+11.88%
Gas Prices[2] (Ecents/Kwh)[3]	1.7406	1.5363	+13.30%
Average Exchange Rate[4]	1.1175	1.1185	-0.09%
Gas Royalties Payable	$1,220,647	$969,471	+25.91%
Gas Prices ($/Mcf)[5]	$5.55	$4.93	+12.58%

OEG Agreement
Gas Sales (Bcf)	17.829	17.520	+1.76%
Gas Prices (Ecents/Kwh)	1.7750	1.5667	+13.30%
Average Exchange Rate	1.1175	1.1159	+0.14%
Gas Royalties Payable	$517,750	$408,480	+26.75%
Gas Prices ($/Mcf)	$5.55	$4.89	+13.50%

Footnotes
1. Billion cubic feet
2. Gas prices derived from February-April period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2017, gas sales from western Oldenburg accounted for only 31.40% of all gas sales. However, royalties on these gas sales provided approximately 79.84%, or $1,513,793 out of $1,896,116, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the third quarter of fiscal 2017 decreased 22.17%, or $38,457, to $134,977 in comparison to $173,434 for the third quarter of fiscal 2016. This decrease in expenses reflects the absence of current costs relating to the biennial examination of the royalty statements by the Trust's German accountants because 2017 is an alternate year. The decrease in expenses also reflects the absence of legal costs resulting from the prior completion of the examination of the pricing method proposed by the operating companies and the incorporation of the resulting details in the amendments to the royalty agreements. Trust interest income received during the third quarter of fiscal 2017 was $1,230, essentially unchanged in comparison to $1,204 received in the third quarter of fiscal 2016.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2017, compared to that at fiscal year-end (October 31, 2016), shows an increase in assets due to higher royalty receipts during the third quarter of fiscal 2017.

Results: First Nine Months of Fiscal 2017 Versus First Nine Months of Fiscal 2016

Total royalty income received during the first nine months of fiscal 2017 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2016 and the first and second calendar quarters of 2017. Comparisons of total royalty income and net income for the first nine months of fiscal 2017 and 2016 are shown below.

	Nine Months Ended 7/31/2017	Nine Months Ended 7/31/2016	Percentage Change
Total Royalty Income	$5,617,957	$5,727,167	-1.91%
Net Income	$5,015,620	$5,062,847	-0.93%
Distributions per Unit	$0.54	$0.55	-1.82%

The decline in total royalty income between the first nine months of fiscal 2017 and the first nine months of fiscal 2016 resulted from the combination of the decline in factors determining the amount of gas royalties payable under both the Mobil and OEG Agreements and accounting adjustments from prior periods. The net amount of negative accounting adjustments impacting royalty income for the first nine months of fiscal 2017 was $17,625. However, the net amount of such adjustments reduced royalty income for the first nine months of fiscal 2016 by $369,582. Royalty income under the Mobil Sulfur Agreement for the first nine months of fiscal 2017 was $84,405. However, due to sulfur accounting errors from prior years, the net amount of sulfur royalties for the first nine months of fiscal 2016 was negative $127,370. The impact of the Mobil Sulfur royalties and these adjustments are reflected in the figures shown in the table above.

The table below is intended to illustrate trends based on actual gas sales in each fiscal nine-month period. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2016 and the first and second calendar quarter of 2017 and the average German Border Import gas Price for the period of August 2016 through April 2017. Under both the Mobil and OEG Agreements, lower gas sales, lower gas prices and lower average exchange rates were the factors contributing to the decline in royalty income during the first nine-month period of fiscal 2017 in comparison to the first nine-month period of fiscal 2016.

Data Providing Basis for Nine-Month Fiscal Period Gas Royalties Payable

Mobil Agreement	Nine Months Ended 6/30/2017	Nine Months Ended 6/30/2016	Percentage Change
Gas Sales (Bcf)	17.923	18.355	-2.35%
Gas Prices(Ecents/Kwh)	1.6465	1.6642	-1.06%
Average Exchange Rates	1.0795	1.1058	-2.38%
Gas Royalties Payable	$3,640,977	$3,877,487	-6.10%
Gas Prices ($/Mcf)	$5.08	$5.28	-3.79%

OEG Agreement
Gas Sales (Bcf)	56.774	58.461	-2.89%
Gas Prices (Ecents/Kwh)	1.6816	1.6984	-0.99%
Average Exchange Rates	1.0797	1.1039	-2.19%
Gas Royalties Payable	$1,514,710	$1,564,470	-3.18%
Gas Prices ($/Mcf)	$5.08	$5.26	-3.42%

For the nine months ended 6/30/2017, gas sales from western Oldenburg accounted for only 31.57% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 79.93%, or $4,232,043 out of $5,294,740, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first nine months of fiscal 2017 decreased 9.45% or $63,176 to $605,143 in comparison to $668,319 for the prior fiscal year's equivalent period. This decrease in expenses reflects the absence of current costs relating to the biennial examination of the royalty statements by the Trust's German accountants because 2017 is an alternate year. The decrease in expenses also reflects the absence of legal costs resulting from the prior completion of the examination of the pricing method proposed by the operating companies and the incorporation of the resulting details in the amendments to the royalty agreements. Additionally, Trust expenses were lower due to reduced Trustee fees as specified according to the Trust Agreement. Trust interest income received during the first nine months of fiscal 2017 decreased to $2,806 in comparison to $3,999 received in the first nine months of fiscal 2016 due to reduced funds available for investment.

This report on Form 10-Q may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future expectations and events or conditions concerning the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

• risks and uncertainties concerning levels of gas production and gas sale prices,   general economic conditions and currency exchange rates;

• the ability or willingness of the operating companies to perform under their   contractual obligations with the Trust;

• potential disputes with the operating companies and the resolution thereof; and

•  the risk factors set forth under Item 1A of the Trust's Annual Report on Form   10-K for the year ended October 31, 2016.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2017 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2017.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2017 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 6. Exhibits.

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

(Registrant)

/s/   John R. Van Kirk

John R. Van Kirk

Managing Director

August 30, 2017