Form 10-K
period 2017-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2017-12-28
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2017 or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to      .

Commission file number 1-8245

NORTH EUROPEAN OIL ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Delaware
(State of organization)

22-2084119
(IRS Employer Identification No.)

43 West Front Street, Suite 19A, Red Bank, New Jersey 07701
Address of principal executive offices)

(732) 741-4008
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class
Units of Beneficial Interest

Name of each exchange on which registered
New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___    No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)of the Act.  Yes ___   No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __   No  X

As of April 28, 2017, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $65,041,363 on such date.

As of December 29, 2017, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.

Documents Incorporated by Reference

Items 10, 11 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2017 Annual Meeting to be held on February 20, 2018.

_______________________________________

PART I

Item 1.  Business.

(a) General Development of Business.  North European Oil Royalty Trust (the "Trust") is a grantor trust which, on behalf of the owners of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. ("ExxonMobil") and the Royal Dutch/Shell Group of Companies ("Royal Dutch/Shell Group"). Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, condensate and sulfur. See Item 2 of this Report for descriptions of the relationships of these companies and certain of these contracts.

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

Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. The operating companies make royalty payments to the Trust exclusively in Euros. As promptly as possible after the Trust receives notification that funds have been deposited in the Trust's bank account in Germany, the Trust instructs Deutsche Bank to convert the majority of the funds into U.S. dollars based upon the available exchange rates presented to the Trust. The amount the Trust schedules for conversation allows for sufficient funds to handle any outstanding expenses and maintains a minimal balance of 5,000 Euros. Following this conversion to dollars, the royalties are automatically transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk; and the fluctuations in the conversion rate impact its financial results. However, since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

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

The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested and made. As a result of the recent amendments to the Trust's royalty agreements which effect pricing simplification, future examinations by the Trust's German accountants will be simplified since these examinations will be primarily limited to the verification of the gas quantities sold. Although these periodic examinations may also disclose other matters that are subject to dispute between the parties, these disputes have historically been resolved through negotiations. With the changes put in place with regard to oil pricing set forth in the 2016 amendments to the royalty agreements, the Trust has decided to examine the new royalty calculation process for oil in addition to the royalty calculation process for gas. The examination of the oil royalty calculation has not been done for many years due to the small amount of royalties involved. The Trust has determined that, given the changed royalty calculation process, it would be prudent to review the oil royalty calculation for this two-year period.

(d) Financial Information about Geographic Areas.  The Trust does not engage in any active business operations, and its sources of income are the overriding royalty rights covering gas, sulfur and oil production in certain areas in Germany and interest on the funds temporarily invested by the Trustees. In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2017.

(e) Trustees and Executive Officers of the Trust.  As specified in the Trust Agreement, the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee. Robert P. Adelman has served as Managing Trustee (non-executive) since November 1, 2006. Ahron H. Haspel was appointed as a Trustee on June 5, 2017 to replace Rosalie J. Wolf. Samuel M. Eisenstat, who served as the Chairman for the Audit and Compensation Committees for many years, passed away on October 30, 2017. Mr. Haspel is independent and has been determined to be a financial expert (both as defined in the SEC rules) and was appointed to serve as Chairman for the Audit and Compensation Committees on November 2, 2017. Lawrence A. Kobrin serves as Clerk to the Trustees (a role similar to that of a corporate secretary). For these services, these three individuals receive additional compensation.

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

(f) Available Information .  The Trust maintains a website at www.neort.com. The Trust's Annual Reports, Form 10-K annual reports, Form 10-Q quarterly reports and the Definitive Proxy Statements are available through the Trust's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Press releases and tax letters are available through the website as soon as practicable after release. The North European Oil Royalty Trust Agreement (as amended), the Trust's Code of Conduct and Business Ethics, the Trustees' Regulations and the Trust's Audit Committee Charter are also available through the Trust's website. The Trust's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.

Item 1.  Risk Factors .

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

The Trust does not conduct any active business activities or operations and has no legal ability to compel production .

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

Trust reserve estimates depend on many assumptions that may prove to be inaccurate, and these inaccuracies may cause errors in the reserve estimates.

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

The effects of fluctuations in prices of gas and oil and changes in worldwide and local economic conditions on the royalty income paid to the Trust cannot be accurately projected..

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

Cyber security risks and cyber incidents at the Trust or the operating companies could adversely affect our business .

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting investor confidence. The Trust has undertaken steps to protect itself from cyber security risks, and it does not hold personal data for any unit owners within its computer system. It is believed that the operating companies have undertaken security procedures to protect their operations. Some of the entities with which the Trust works maintain personal data for unit owners on their systems. They are required by various regulations to take steps necessary to ensure the security of their data.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties .

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

Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB. The Farm-In Agreement specifies that Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB. Three of these licenses cover the three northernmost areas of the Oldenburg concession. The Farm-In Agreement commits Vermilion to financial participation at a 50% level in 11 gross exploratory wells over the next five years. If Vermilion conducts any successful drilling within the confines of the Oldenburg concession, sales of that gas or oil would be subject to the relevant royalty contract. The Trust's German consultant has confirmed for the Trust that Vermilion will lead the development of its first well within the Oldenburg concession with a possible start time in 2020. The well is tentatively located in the western portion of the area designated Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well is intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession. The information regarding Vermilion's activities within the Oldenburg concession was conveyed to the Trust's German consultant by representatives of EMPG.

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

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties under the Mobil Agreement totaled $43,932, ($51,576) and $78,094 during fiscal 2017, 2016 and 2015, respectively. The 2016 figure includes negative adjustments from 2015, 2013, 2012 and 2011 of $36,336, $43,087, $186,045 and $56,225, which more than offset sulfur royalties payable. The 2015 figure includes negative adjustments from 2014 and 2013 of $80,516 and $134,832, respectively. The operating companies had improperly allocated eastern sulfur sales to the Mobil Agreement during 2015, 2014, 2013, 2012 and 2011 resulting in the overpayment of sulfur royalties.

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

On August 26, 2016, the Trust executed amendments to its existing royalty agreements with OEG and Mobil establishing a new base for the determination of gas prices upon which the Trust's royalties are determined. This new base is set as the state assessment base for natural gas used by the operating companies in their calculation of royalties payable to the State of Lower Saxony. Currently, this change reflects a shift from the use of gas ex-field prices ("contractual prices") to the prices calculated for the GBIP. For simplification purposes, we will use GBIP when referring to the current state assessment base.

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

Actual gas sales from the prior calendar quarter will be multiplied by the average GBIP for a period starting two months earlier and will provide the basis for royalty payments to the Trust during its fiscal quarter. The average GBIP for the corresponding period of actual sales is not available due to the delay in its calculation. In the final calculation of royalties payable for calendar 2015, the average GBIP under the Mobil and OEG Royalty Agreements was increased by 2% and 5%, respectively. For calendar 2016 and forward, the average GBIP under the Mobil and OEG Royalty Agreements will be increased by 1% and 3%, respectively. In March of the following calendar year, an average GBIP for the prior calendar year (weighted on a monthly basis by the respective volume of imported gas) is published. In the following calendar year, EMPG will make a final reconciliation based upon the published yearly average GBIP increased by the respective percentage factor and the total volume of gas sold under the royalty agreements during the prior calendar year.

The new basis for oil prices would be the published price from the State Authority for Mining, Energy and Geology. There are no percentage adjustments factored into the oil royalty calculation. There was no change in the previous methodology used with regard to the determination of royalties attributable to sales of sulfur.

In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of currently non-producing leases of various sizes in other areas of Germany. One of these leases, Grosses Meer, was formerly active but provided no royalties during fiscal 2017, 2016 and 2015.

The following is a schedule of royalty income for the fiscal year ended October 31, 2017 by product, geographic area and operating company:

By Product
Product	Royalty Income
Gas Well and Oil Well Gas	$ 7,419,509
Sulfur	$ 223,900
Oil	$ 118,816

By Geographic Area
Area	Royalty Income
Western Oldenburg	$ 6,047,591
Eastern Oldenburg	$ 1,714,634
Non-Oldenburg Areas	$ 0

By Operating Company
Company	Royalty Income
Mobil Erdgas (under the Mobil Agreement	$ 5,272,080
BEB (under the OEG Agreement)	$ 2,490,145

Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2017 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2017 (the "Cost Depletion Report"). The Cost Depletion Report, dated November 30, 2017, was prepared by Graves & Co. Consulting, LLC, 2777 Allen Parkway, Suite 1200, Houston, Texas 77019 ("Graves & Co."). Graves & Co. is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2017 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2017 for the primary area in which the Trust holds overriding royalty rights. The cost depletion percentage is prepared for the Trust's unit owners for tax reporting purposes. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2017 is 11.6635%. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2017. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

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

The Trust has the authority to examine, but only for certain limited purposes, the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Graves & Co. and the Trustees believe the use of the material available is appropriate and suitable for preparation of the cost depletion percentage and the estimates described in the Cost Depletion Report. The Trustees and Graves & Co. believe this report and these estimates to be reasonable and appropriate but assume that these estimates may vary from statistical estimates which could be made if reservoir production information (of the kind normally available to producing companies in the United States) were available. The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Cost Depletion Report.

Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2017 and a five-year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2017, 2016, 2015, 2014 and 2013 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.  Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Trust's units of beneficial interest are listed for trading on the New York Stock Exchange under the symbol NRT. Under the Trust Agreement, the Trustees distribute to unit owners, on a quarterly basis, the net royalty income after deducting expenses and reserving limited funds for anticipated administrative expenses. As of November 30, 2017, there were 659 unit owners of record.

The following table presents the high and low closing prices for the quarterly periods ended in fiscal 2017 and 2016 as reported by the NYSE as well as the cash distributions paid to unit owners by quarter for the past two fiscal years.

Fiscal Year 2017
Quarter Ended	Low Closing Price	High Closing Price	Distribution per Unit
January 31, 2017	$ 6.24	$ 7.67	$ 0.15
April 30, 2017	$ 7.03	$ 8.11	$ 0.19
July 31, 2017	$ 6.11	$ 7.69	$ 0.20
October 31, 2017	$ 6.19	$ 6.99	$ 0.22
Fiscal Year 2016
Quarter Ended	Low Closing Price	High Closing Price	Distribution per Unit
January 31, 2016	$ 5.89	$ 9.99	$ 0.16
April 30, 2016	$ 7.53	$ 9.68	$ 0.24
July 31, 2016	$ 8.15	$ 9.75	$ 0.15
October 31, 2016	$ 6.99	$ 8.79	$ 0.12

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

The Cost Depletion Report has been prepared by Graves & Co. using the limited information described in Item 2 of this Report to which reference is made. The Trustees believe that the calculations and assumptions used in the Cost Depletion Report are reasonable according to the facts and circumstances of available information. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2017 is 11.6635%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2017 calendar year are included on special removable pages in the 2017 Annual Report. Additionally, the tax reporting information for 2017 is available on the Trust's website, www.neort.com, in the section marked Tax Letters contained within the Tax Information section.

The Trust does not maintain any compensation plans under which units are authorized for issuance. The Trust did not make any repurchases of Trust units during fiscal 2017, 2016 or 2015 and has never made such repurchases.

Item 6.  Selected Financial Data.

NORTH EUROPEAN OIL ROYALTY TRUST

SELECTED FINANCIAL DATA (CASH BASIS)

FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2017

	2017	2016	2015	2014	2013

German gas, sulfur and oil royalties received	$ 7,762,225	$ 6,960,961	$ 12,390,575	$ 18,927,005	$ 21,546,298

Net Income	$ 7,026,448	$ 6,141,141	$ 11,580,673	$ 18,044,579	$ 20,635,306

Net Income per unit(a)	$ 0.76	$ 0.67	$ 1.26	$ 1.96	$ 2.25

Units of beneficial interest outstanding at end of year(a)	9,190,590	9,190,590	9,190,590	9,190,590	9,190,590

Distributions per unit paid or to be paid to unit owners	$ 0.76	$ 0.67	$ 1.27	$ 1.95	$ 2.25

Total assets at year end	$ 2,126,006	$ 1,165,348	$ 2,192,866	$ 3,754,737	$ 4,918,491

(a) Net income per unit was calculated based on the number of units outstanding at the end of the fiscal year.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 96% of the total royalties in fiscal 2017. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

On approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. The pricing component to this royalty calculation no longer conforms to the same period. Due to the delay in the availability of the GBIP, the average GBIP for a three-month period ending two months prior to the end of the relevant calendar quarter is used. The average GBIP is increased by a percentage factor depending upon which royalty agreement forms the underlying basis for the royalty calculation. This timetable, the determination of the appropriate GBIP, and the percentage factor were set forth in the amendments to the Mobil and OEG Royalty Agreements signed on August 26, 2016. The respective royalty amount is divided into thirds and forms the monthly royalty payments to the Trust (payable on the 15th of each month) for the Trust's upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In March of the following calendar year, an average GBIP for the prior calendar year (weighted on a monthly basis by the respective volume of imported gas) is published. In the succeeding calendar year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly. Currently, the Trust's German accountants review the royalty calculations on a biennial basis.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG, the operator of the Grossenkneten desulfurization plant, conducts maintenance on the plant, generally during the summer months when demand is lower. Historically, sour gas production capacity during the period of maintenance work has been reduced by approximately one-third. There was no maintenance conducted during 2016. Maintenance was conducted from March 2017 through mid-April 2017. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten was reduced by approximately one-third through the retirement of Unit 3. Raw gas input capacity now stands at approximately 400 million cubic feet ("MMcf") per day.

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

The Trust's accountants in Germany have begun their examination of the operating companies for 2015 and 2016, which will be performed in accordance with the provisions of the amended royalty agreements.

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

Results: Fiscal 2017 versus Fiscal 2016

For fiscal 2017, the Trust's gross royalty income increased 11.51% to $7,762,225 from $6,960,961 in fiscal 2016. The increase in the amount of royalty income resulted in the higher distributions. The total distribution for fiscal 2017 was $0.76 per unit compared to $0.67 per unit for fiscal 2016. While gas prices under both royalty agreements increased, gas sales under both royalty agreements declined and average exchange rates were mixed. As a result, royalty income attributable to gas sales under the Mobil Agreement in fiscal 2017 declined by $175,099 as compared to fiscal 2016. Royalty income attributable to gas sales under the OEG Agreement in fiscal 2017 increased by $44,239 as compared to fiscal 2016.

The increase in royalty income for fiscal 2017 is primarily the result of positive adjustments in 2017 and negative adjustments in fiscal 2016. As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous periods. During fiscal 2017, the adjustments based on royalties payable for 2016 increased royalty income by $411,884, the equivalent of $0.0448 per unit. During fiscal 2016, the combination of positive and negative adjustments, including the year-end adjustments, reduced royalty income by $381,886, the equivalent of $0.0416 per unit. A similar situation occurred with respect to royalties paid under the Mobil Sulfur Agreement. In fiscal 2017, Mobil sulfur royalties totaled $43,932. In fiscal 2016 however, royalties under the Mobil Sulfur Agreement resulted in a net negative adjustment of $51,576 due to EMPG's incorrect inclusion in prior years of eastern sulfur sales in the royalty calculation.

Gas sales under the Mobil Agreement declined 5.90% to 23.566 Billion cubic feet ("Bcf") in fiscal 2017 from 25.043 Bcf in fiscal 2016. Since the Trust does not receive information about the decision-making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. However, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time. The suspension of all drilling activities during the 2015-2017 period likely has also impacted gas sales.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2017 Gas Sales	2016 Gas Sales	Percentage change
First	6.489	6.604	- 1.74%
Second	5.934	6.834	-13.17%
Third	5.500	4.917	+11.86%
Fourth	5.643	6.688	-15.63%
Fiscal Year Total	23.566	25.043	- 5.90%

Average prices for gas sold under the Mobil Agreement increased 3.35% to 1.6401 Euro cents per Killowatt hour ("Euro cents/kWh") in fiscal 2017 from 1.5870 Euro cents/kWh in fiscal 2016.

Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2017 Gas Sales	2016 Gas Sales	Percentage change
First	1.4789	1.8649	- 20.70%
Second	1.7434	1.5622	+ 11.60%
Third	1.7406	1.5363	+ 13.30%
Fourth	1.6197	1.3753	+ 17.77%
Fiscal Year Average	1.6401	1.5870	+ 3.35%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $5.17 per thousand cubic feet ("Mcf"), a 2.58% decrease from fiscal 2016's average price of $5.04/Mcf. For fiscal 2017, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1038, a decrease of 0.41% from the average Euro/dollar exchange rate of $1.1083 for fiscal 2016.

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2017 Average Euro Exchange Rate	2016 Average Euro Exchange Rate	Percentage change
First	1.0582	1.0881	- 2.75%
Second	1.0625	1.1173	- 4.90%
Third	1.1175	1.1185	- 0.09%
Fourth	1.1806	1.1047	+ 6.87%
Fiscal Year Average	1.1038	1.1083	- 0.41%

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2017, the volume of gas sold from western Oldenburg accounted for only 31.61% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 78.79% or $5,845,817 out of a total of $7,419,509 in overall Oldenburg gas royalties.

Gas sales under the OEG Agreement decreased 3.46% to 74.544 Bcf in fiscal 2017 from 77.213 Bcf in fiscal 2016. Since the Trust does not receive information about the decision-making process of the operating companies, it is impossible to determine to what extent EMPG's decisions may have impacted gas sales. However, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time. The suspension of all drilling activities during the 2015-2017 period likely has also impacted gas sales.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2017 Gas Sales	2016 Gas Sales	Percentage change
First	20.060	20.507	- 2.18%
Second	18.885	20.434	- 7.58%
Third	17.829	17.520	+ 1.76%
Fourth	17.770	18.752	- 5.24%
Fiscal Year Total	74.544	77.213	- 3.46%

Average gas prices for gas sold under the OEG Agreement increased 2.96% to 1.6745 Euro cents/kWh in fiscal 2017 from 1.6264 Euro cents/kWh in fiscal 2016.

Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2017 Gas Prices	2016 Gas Prices	Percentage change
First	1.5081	1.9803	- 23.84%
Second	1.7779	1.5282	+ 16.34%
Third	1.7750	1.5667	+ 13.30%
Fourth	1.6517	1.4025	+ 17.77%
Fiscal Year Average	1.6745	1.6264	+ 2.96%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $5.21/Mcf, a 3.37% increase from fiscal 2016's average price of $5.04/Mcf. For fiscal 2017, royalties paid under the OEG Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1101, an increase of 0.43% from the average Euro/dollar exchange rate of $1.1053 for fiscal 2016.

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2017 Average Euro Exchange Rate	2016 Average Euro Exchange Rate	Percentage change
First	1.0590	1.0874	- 2.61%
Second	1.0630	1.1171	- 4.84%
Third	1.1175	1.1159	+ 0.14%
Fourth	1.1788	1.1068	+ 6.51%
Fiscal Year Average	1.1101	1.1053	+ 0.43%

Interest income for fiscal 2017 of $4,352 declined slightly from interest income of $4,548 for fiscal 2016. Trust expenses decreased $84,239, or 10.22% to $740,129 in fiscal 2017 from $824,368 in fiscal 2016 due to lower legal expenses, both domestic and German. These lower legal expenses resulted from the completion in fiscal 2016 of the amendments to the Mobil and OEG Royalty Agreements. In addition, German accounting expenses were lower due to the completion in fiscal 2016 of the examination of the royalty companies for the 2013-2014 period.

Results: Fiscal 2016 versus Fiscal 2015

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

Gas sales under the Mobil Agreement declined 12.83% to 25.043 Bcf in fiscal 2016 from 28.729 Bcf in fiscal 2015. Gas sales in the first three quarters of fiscal 2016 showed a decline from the prior year's equivalent quarters. However, gas sales in the fourth quarter of fiscal 2016 were higher than the prior year's equivalent quarter. At least some of the increase in fourth quarter gas sales may be explained by the partial shutdown of the Grossenkneten desulfurization plant for a six-week period during the fourth quarter of fiscal 2015. Since the Trust does not receive information about the decision-making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. However, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time. The suspension of all drilling activities during the 2015-2016 period likely has also impacted gas sales.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2016 Gas Sales	2015 Gas Sales	Percentage change
First	6.604	7.876	- 16.15%
Second	6.834	7.642	- 10.57%
Third	4.917	7.382	- 33.39%
Fourth	6.688	5.829	+ 14.74%
Fiscal Year Total	25.043	28.729	- 12.83%

Average prices for gas sold under the Mobil Agreement decreased 28.39% to 1.5870 Euro cents/kWh in fiscal 2016 from 2.2162 Euro cents/kWh in fiscal 2015.

Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2016 Gas Sales	2015 Gas Sales	Percentage change
First	1.8649	2.3538	- 20.77%
Second	1.5622	2.3212	- 32.70%
Third	1.5363	2.0017	- 23.25%
Fourth	1.3753	2.1662	- 36.51%
Fiscal Year Average	1.5870	2.2162	- 28.39%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $5.04 per Mcf, a 30.19% decrease from fiscal 2015's average price of $7.22/Mcf. For fiscal 2016, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1083, a decrease of 2.12% from the average Euro/dollar exchange rate of $1.1323 for fiscal 2015.

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2016 Average Euro Exchange Rate	2015 Average Euro Exchange Rate	Percentage change
First	1.0881	1.2127	- 10.27%
Second	1.1173	1.0754	+ 3.90%
Third	1.1185	1.1113	+ 0.65%
Fourth	1.1047	1.1301	- 2.25%
Fiscal Year Average	1.1083	1.1323	- 2.12%

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

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2016 Gas Sales	2015 Gas Sales	Percentage change
First	20.507	23.497	- 12.73%
Second	20.434	23.137	- 11.68%
Third	17.520	22.590	- 22.44%
Fourth	18.752	18.728	+ 0.13%
Fiscal Year Total	77.213	87.952	- 12.21%

Average gas prices for gas sold under the OEG Agreement decreased 29.10% to 1.6264 Euro cents/kWh in fiscal 2016 from 2.2939 Euro cents/kWh in fiscal 2015.

Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2016 Gas Prices	2015 Gas Prices	Percentage Change
First	1.9803	2.4808	- 20.17%
Second	1.5282	2.4128	- 36.66%
Third	1.5667	2.0401	- 23.20%
Fourth	1.4025	2.2187	- 36.79%
Fiscal Year Average	1.6264	2.2939	- 29.10%

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

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2016 Average Euro Exchange Rate	2015 Average Euro Exchange Rate	Percentage Change
First	1.0874	1.1973	- 9.18%
Second	1.1171	1.0830	+ 3.15%
Third	1.1159	1.1159	- 0.00%
Fourth	1.1068	1.1309	- 2.13%
Fiscal Year Average	1.1053	1.1291	- 2.11%

Interest income for fiscal 2016 decreased 51.82% to $4,548 as compared to $9,439 for fiscal 2015 reflecting the reduction in royalty receipts. Trust expenses increased 0.61% to $824,368 in fiscal 2016 from $819,341 in fiscal 2015 due to higher legal expenses, both domestic and German, and higher German accounting expenses relating to the amendments to the Mobil and OEG Royalty Agreements.

Report on Exploration and Drilling

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

EMPG has indicated that it plans to resume drilling in 2018, after having previously suspended all drilling activities for 2015 through 2017 due to the continuing difficulties caused by low energy prices worldwide and the uncertainties posed by ongoing changes in German regulations. If EMPG follows through with the drilling activities contained in its drilling schedule, 2018 will be a busy year including one workover and four horizontal deviations off existing wells. All the 2018 planned wells, Doetlingen Z-3A, as well as the multilateral wells, Brettorf Z-2b, Goldenstedt Z-12a M1, Goldenstedt Z-25a M1, are located in eastern Oldenburg and are intended to further develop the Zechstein zone through infill drilling. Multilateral wells take advantage of a single master well to draw from multiple sidetracks. The primary advantage is the cost saving in using a single borehole for more than one sidetrack. The 2018 workover is being attempted on a western Zechstein well, Visbek Z-16a. Visbek Z-16a suffered a severe casing collapse six months after it began production and was shut down in October 2013. Due to costs it is believed this work-over will be limited to an attempt to repair the original casing. We have no start dates nor estimated completion times for any of these wells or the workover.

The first well listed for 2019 is Hemmelte NW T-1 and is planned to develop a new area of the sweet gas Bunter zone in western Oldenburg. This well was initially planned as a dual purpose well tapping both the Bunter and the deeper Zechstein zones but, due to technical difficulties, was scaled back. An additional well to be sighted near the Hemmelte NW well and intended to access the Zechstein zone at a later date was initially mentioned but no further information has been forthcoming. The second well listed for 2019, Ahlhorn Z-3, is a sour gas well. The well will attempt to reactivate the Ahlhorn field which had been abandoned in 1997.

The only new well listed for 2020 is Jeddeloh Z-1. Jeddeloh Z-1 is the first well being drilled in the Oldenburg concession with Vermilion as the lead developer. The well is an exploration well tentatively located in the western portion of the area designated as Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well is intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession. Oldenburg-Land is a relatively undeveloped area of the concession compared to the southern area of Muensterland-Cloppenburg-Vechta where the majority of the wells operated by EMPG are located. Our understanding of the terms of the original Farm-In Agreement would seem to indicate that there will have to be some further negotiations between Vermilion and EMPG to extend the original time frame. The Trust's consultant in Germany will continue to monitor this situation.

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

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Contractual Obligations

As shown below, the Trust had no contractual obligations as of October 31, 2017 other than the distribution announced on October 30, 2017 and payable to unit owners on November 29, 2017, as reflected in the statement of assets, liabilities and trust corpus.

Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distributions payable to unit owners	$2,021,929	$2,021,929	$ 0	$ 0	$ 0

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

•  the risk factors set forth above under Item 1A of this Report

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk .

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

Item 8.   Financial Statements and Supplementary Data.

NORTH EUROPEAN OIL ROYALTY TRUST

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2017 and 2016	F-2

Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2017, 2016 and 2015	F-3

Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2017, 2016 and 2015	F-4

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2017, 2016 and 2015	F-5

Notes to Financial Statements	F-6 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners of
North European Oil Royalty Trust

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2017 and 2016, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the three years in the period ended October 31, 2017. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2017 and 2016, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the three years in the period ended October 31, 2017, on the basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 28, 2017 expressed an unqualified opinion.

/s/Mazars USA LLP
New York, NY
December 28, 2017

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
OCTOBER 31, 2017 AND 2016
	2017	2016
ASSETS
Current assets -- Cash and cash equivalents	$ 2,126,005	$ 1,165,347

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$ 2,126,006	$ 1,165,348

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid November 2017 and 2016	$ 2,021,929	$ 1,102,871

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	104,076	62,476

Total Liabilities and Trust Corpus	$ 2,126,006	$ 1,165,348

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2017, 2016 AND 2015
 (/tr>
	2017	2016	2015
Gas, sulfur and oil royalties received	$ 7,762,225	$ 6,960,961	$ 12,390,575
Interest income	4,352	4,548	9,439
Trust Income	7,766,577	6,965,509	12,400,014
Non-related party expenses	(669,965)	(715,404)	(732,209)
Related party expenses (Note 3)	(70,164)	(108,964)	(87,132)
Trust Expenses	(740,129)	(824,368)	(819,341)
Net Income	$ 7,026,448	$ 6,141,141	$ 11,580,673
Net income per unit	$ 0.76	$ 0.67	$ 1.26
Distributions per unit paid or to be paid to unit owners	$ 0.76	$ 0.67	$ 1.27

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2017, 2016 AND 2015
	2017	2016	2015
Balance, beginning of period	$ 62,476	$ 79,030	$ 170,406
Net income	7,026,448	6,141,141	11,580,673
	7,088,924	6,220,171	11,751,079
Less:
Current year distributions paid or to be paid to unit owners	6,984,848	6,157,695	11,672,049
Balance, end of period	$ 104,076	$ 62,476	$ 79.030

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2017, 2016 AND 2015
	2017	2016	2015
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$ 7,762,225	$6,960,961	$12,390,575
Interest income	4,352	4,548	9,439
	7,766,577	6,965,509	12,400,014
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	740,129	824,368	819,341
Distributions paid	6,065,790	7,168,659	13,142,544
	6,805,919	7,993,027	13,961,885
Net increase (decrease) in cash and cash equivalents during the period	960,658	(1,027,518)	(1,561,871)
Cash and cash equivalents, beginning of period	1,165,347	2,192,865	3,754,736
Cash and cash equivalents, end of period	$ 2,126,005	$ 1,165,347	$ 2,192,865

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2017, 2016 AND 2015

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2017, the uninsured amounts held in the Trust's U.S. bank accounts were $1,878,125. In addition, the Trust held Euros 4,870, the equivalent of $5,695, in its German bank account at October 31, 2017.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2017, 2016 and 2015, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $25,015, $28,559 and $25,729 in fiscal 2017, 2016 and 2015, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For legal services, the Trust paid Cahill Gordon & Reindel LLP $45,149, $80,405 and $61,403 in fiscal 2017, 2016 and 2015, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2017, 2016 and 2015 calendar years.

(5) Quarterly results (unaudited):

The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2017 and 2016:

Fiscal 2017 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$ 1,724,686	$ 1,918,830	$ 1,974,441	$ 2,144,268	$ 7,762,225
Net income	$ 1,475,017	$ 1,699,909	$ 1,840,694	$ 2,010,828	$ 7,026,448
Net Income per unit	$ 0.16	$ 0.18	$ 0.20	$ 0.22	$ 0.76
Distribution paid or to be paid	$ 1,378,589	$ 1,746,212	$ 1,838,118	$ 2,021,929	$ 6,984,848
Distribution per unit or to be paid to unit owners	$ 0.15	$ 0.19	$ 0.20	$ 0.22	$ 0.76

Fiscal 2016 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$1,832,471	$2,333,670	$1,561,026	$1,233,794	$6,960,961
Net income	$1,573,687	$2,100,364	$1,388,796	$1,078,294	$6,141,141
Net Income per unit	$0.17	$0.23	$0.15	$0.12	$;0.67
Distribution paid or to be paid	$1,470,494	$2,205,742	$1,378,588	$1,102,871	$6,157,695
Distribution per unit or to be paid to unit owners	$0.16	$0.24	$0.15	$0.12	$0.67

Item 9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2017. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2017.

Internal Control over Financial Reporting

Part A. Management's Report on Internal Control over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2017. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2017 has been audited by Mazars USA LLP, the Trust's independent auditor, as stated in their report which follows.

Part B. Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners
of North European Oil Royalty Trust

We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus as of October 31, 2017 and 2016, and the related statements of revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for each of the three years in the period ended October 31, 2017 and our report dated December 28, 2017 expressed an unqualified opinion thereon.

/s/ Mazars USA LLP
New York, NY
December 28, 2017

Part C. Changes in Internal Control over Financial Reporting

There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 20, 2018, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 20, 2018, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
     Stockholder Matters.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 20, 2018, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 20, 2018, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 20, 2018, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of the documents filed as part of this Report:

  1. Financial Statements

    Index to Financial Statements for the Fiscal Years Ended October 31, 2017, 2016 and 2015

    Report of Independent Registered Public Accounting Firm

    Statements of Assets, Liabilities and Trust Corpus as of October 31, 2017 and 2016

    Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2017, 2016 and 2015

    Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2017, 2016 and 2015

    Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2017, 2016 and 2015

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

  NORTH EUROPEAN OIL ROYALTY TRUST

Dated: December 28, 2017	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Principal Accounting Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 28, 2017	/s/Robert P. Adelman
Robert P. Adelman, Managing Trustee

Dated: December 28, 2017	/s/Ahron H.Haspel
Ahron H. Haspel, Trustee

Dated: December 28, 2017	/s/Lawrence A. Kobrin
Lawrence A. Kobrin, Trustee

Dated: December 28, 2017	/s/Willard B. Taylor
Willard B. Taylor, Trustee

Dated: December 28, 2017	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Principal Accounting Officer

  Exhibit Index

Exhibit		Page
(3.1)	North European Oil Royalty Trust Agreement, dated September 10, 1975, as amended through February 13, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008 (File No. 0-8378)).

(3.2)	Amended and Restated Trustees' Regulations, amended and restated as of October 31, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed November 2, 2007 (File No. 0-8378)).

(10.1)	Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.2)	Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979 (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.3)	English language translation of Amendment Agreement dated August 26, 2016 between Oldenburgische Erdolgesellschaft mbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(10.4)	English language translation of Amendment Agreement dated August 26, 2016 between Mobil Erdgas-Erdol GmbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(21)	There are no subsidiaries of the Trust.

(31)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	50

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	52

(99.1)	Calculation of Cost Depletion Percentage for the 2017 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2017 prepared by Graves & Co. Consulting, LLC	53

(99.2)	Order Approving Settlement signed by Vice Chancellor Jack Jacobs of the Delaware Court of Chancery (incorporated by reference as Exhibit 99.2 to Current Report on Form 8-K, filed February 26, 1996).