Form 10-Q
period 2018-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2018-02-27
CIK 72633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  January 31, 2018  or

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

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

Class	Outstanding at January 31, 2018
Units of Beneficial Interest	9,190,590

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JANUARY 31, 2018 AND OCTOBER 31, 2017
(Unaudited)
	2018	2017
ASSETS
Current assets -- Cash and cash equivalents	$1,599,162	$2,126,005

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,599,163	$2,126,006

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, to be paid February 2018 and paid November 2017	$1,562,400	$2,021,929

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	36,762	104,076

Total Liabilities and Trust Corpus	$1,599,163	$2,126,006

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2018 AND 2017
(Unaudited)
	2018	2017
Gas, sulfur and oil royalties received	$1,770,241	$1,724,686
Interest income	1,471	790
Trust Income	$1,771,712	$1,725,476

Non-related party expenses	(248,454)	(225,038)
Related party expenses (Note 3)	(28,172)	(25,421)
Trust Expenses	(276,626)	(250,459)

Net Income	$1,495,086	$1,475,017

Net income per unit	$0.16	$0.16
Distributions per unit paid or to be paid to unit owners	$0.17	$0.15

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2018 AND 2017
(Unaudited)
	2018	2017
Balance, beginning of period	$104,076	$62,476
Net income	1,495,086	1,475,017
	1,599,162	1,537,493
Less:
Current year distributions paid or to be paid to unit owners	1,562,400	1,378,589
Balance, end of period	$36,762	$158,904

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2018 AND 2017
(Unaudited)
	2018	2017
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$1,770,241	$1,724,686
Interest income	1,471	790
	1,771,712	1,725,476
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	276,626	250,459
Distributions paid	2,021,929	1,102,871
	2,298,555	1,353,330
Net increase (decrease) in cash and cash equivalents during the period	(526,843)	372,146
Cash and cash equivalents, beginning of period	2,126,005	1,165,347
Cash and cash equivalents, end of period	$1,599,162	$1,537,493

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

The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2017 (the "2017 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2017 Form 10-K.

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2018, the uninsured amount held in the Trust's U.S. bank accounts was $1,360,439. In addition, the Trust held Euros 4,977, the equivalent of $6,197, in its German bank account at January 31, 2018.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2018 and 2017, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $5,735 and $6,404 in the first quarter of fiscal 2018 and 2017, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2018 and 2017, the Trust paid Cahill Gordon & Reindel LLP $22,437 and $19,017 for legal services, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2018 and 2017 calendar years.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 95% of the cumulative royalty income received in fiscal 2018. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten was reduced by approximately one-third through the retirement of Unit 3. Raw gas input capacity now stands at approximately 400 million cubic fee ("MMcf") per day.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 98% of the cumulative royalty income received under this agreement in fiscal 2018. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first quarter of fiscal 2018, the Trust received no sulfur royalties under this agreement. In the first quarter of fiscal 2017, the Trust received $41,421 in sulfur royalties under this agreement.

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

The change to the GBIP is intended to be revenue neutral for the Trust. Additionally, this change should reduce the scope and cost of the accounting examination, eliminate ongoing disputes with OEG and Mobil regarding sales to related parties, and reduce prior year adjustments to the normally scheduled year-end reconciliation. The new pricing basis also eliminates certain costs (transportation and plant gas storage), one half of which were previously deductible prior to the royalty calculation under the agreement with OEG.

Actual gas sales from the prior calendar quarter are multiplied by the average GBIP for a period starting two months earlier and provide the basis for royalty payments to the Trust during its fiscal quarter. The average GBIP for the corresponding period of actual sales is not available due to the delay in its calculation. As of the start of 2016, the average GBIP under the Mobil and OEG Royalty Agreements was and will continue to be increased by 1% and 3%, respectively.

In March of the following calendar year, an average GBIP for the prior calendar year (weighted on a monthly basis by the respective volume of imported gas) is published. In September of the following calendar year, EMPG makes a final reconciliation based upon the published yearly average GBIP increased by the respective percentage factor and the total volume of gas sold under the royalty agreements during the prior calendar year. Required additions to royalty amounts already paid are paid immediately. Required deductions from royalty amounts already paid are deducted from the next royalty payment due.

The new basis for oil prices is the published price from the State Authority for Mining, Energy and Geology. There are no percentage adjustments factored into the oil royalty calculation. There is no change in the previous methodology used with regard to the determination of royalties attributable to sales of sulfur.

The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants review the spot market sales, the intra-company sales and the contractual sales periodically on behalf of the Trust to verify their correctness. The Trust's accountants in Germany are in the process of completing their examination of the operating companies for the 2015 and 2016 period.

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

Results: First Quarter of Fiscal 2018 versus First Quarter of Fiscal 2017

Total royalty income received during the first quarter of fiscal 2018 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2017. The distribution of $0.17 per unit will be paid on February 28, 2018 to owners of record as of February 16, 2018. Comparisons of total royalty income and net income for the first quarter of fiscal 2018 and 2017 are shown below.

	1st Fiscal Quarter Ended 1/31/2018	1st Fiscal Quarter Ended 1/31/2017	Percentage Change
Total Royalty Income	$1,770,241	$1,724,686	+ 2.64%
Net Income	$1,495,086	$1,475,017	+ 1.36%
Distributions per Unit	$0.17	$0.15	+13.33%

The increase in total royalty income between the first quarter of fiscal 2018 and the first quarter of fiscal 2017 resulted from the combination of higher gas prices and higher average exchange rates, partially offset by lower gas sales, under both the Mobil and OEG Agreements.

Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. The total adjustments for the first quarter of fiscal 2018 decreased total royalties received by $129,582. No Mobil sulfur royalties were received in the first quarter of fiscal 2018. By comparison, in the first quarter of fiscal 2017 total royalties received were increased by $23,796, including Mobil sulfur royalties of $41,421.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2017 and the average German Border Import gas Price for the period of August 2017 through October 2017. No adjustments for prior periods are reflected in the gas royalties.

Quarterly Data Providing Basis for Fiscal Quarter Gas Royalties
Mobil Agreement	4th Calendar Quarter Ended 12/30/2017	4th Calendar Quarter Ended 12/30/2016	Percentage Change
Gas Sales (Bcf) [1]	5.660	6.489	-12.78%
Gas Prices[2] (Ecents/Kwh)[3]	1.6593	1.4789	+12.20%
Average Exchange Rate[4]	1.1965	1.0582	+13.07%
Gas Royalties Payable	$1,278,038	$1,164,964	+9.71%
Gas Prices ($/Mcf)[5]	$5.65	$4.49	+25.84%

OEG Agreement
Gas Sales (Bcf)	18.150	20.060	- 9.52%
Gas Prices (Ecents/Kwh)	1.6921	1.5081	+12.20%
Average Exchange Rate	1.2008	1.0590	+13.39%
Gas Royalties Payable	$540,669	$466,168	+15.98%
Gas Prices ($/Mcf)	$5.69	$4.48	+27.01%

Footnotes
1. Billion cubic feet
2. Gas prices derived from February-April period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2018, gas sales from western Oldenburg accounted for only 31.18% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 80.82%, or $1,363,936 out of a total of $1,687,525 in Oldenburg royalties attributable to gas.

Trust expenses for the first quarter of fiscal 2018 increased 10.45% or $26,167 to $276,626 from $250,459 for the first quarter of fiscal 2017. The increase in expenses reflects costs relating to the biennial examination of the royalty statements by the Trust's German accountants, increased Trustee fees as specified in the Trust Agreement, and the timing of mailing costs associated with the annual meeting. Trust interest income received in the first quarter of fiscal 2018 was $1,471, an increase from interest income of $790 received in the first quarter of fiscal 2017 due to increased funds available and higher interest rates in effect.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2018, compared to that at fiscal year-end (October 31, 2017), shows a decrease in assets due to lower royalty receipts during the first quarter of fiscal 2018.

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

• potential disputes with the operating companies and the resolution thereof; and

•  the risk factors set forth under Item 1A of the Trust's Annual Report on Form   10-K for the year ended October 31, 2017.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2018 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2018.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2018 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

February 27, 2018