Form 10-Q
period 2018-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2018-05-30
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  April 30, 2018  or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to       .

Commission file number   1-8245

 NORTH EUROPEAN OIL ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Delaware          22-2084119
(State of organization)     (IRS Employer I.D. No.)

 43 West Front Street, Suite 19A, Red Bank, New Jersey 07701
(Address of principal executive offices)

 (732) 741-4008
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer
Accelerated filer X
Non-accelerated filer (Do not check if a smaller reporting company)
Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   X

       Class          Outstanding as of April 30, 2018
Units of Beneficial Interest          9,190,590

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
APRIL 30, 2018 AND OCTOBER 31, 2017
(Unaudited)
	2018	2017
ASSETS
Current assets -- Cash and cash equivalents	$1,857,099	$2,126,005

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,857,100	$2,126,006

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid May 2018 and paid November 2017	$1,746,212	$2,021,929

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	110,887	104,076

Total Liabilities and Trust Corpus	$1,857,100	$2,126,006

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017
(Unaudited)
	2018	2017
Gas, sulfur and oil royalties received	$2,054,020	$1,918,830
Interest income	1,143	786
Trust Income	$2,055,163	$1,919,616

Non-related party expenses	(216,068)	(207,114)
Related party expenses (Note 3)	(18,758)	(12,593)
Trust Expenses	(234,826)	(219,707)

Net Income	$1,820,337	$1,699,909

Net income per unit	$0.20	$0.18
Distributions per unit paid or to be paid to unit owners	$0.19	$0.19

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2018 AND 2017
(Unaudited)
	2018	2017
Gas, sulfur and oil royalties received	$3,824,261	$3,643,516
Interest income	2,614	1,576
Trust Income	$3,826,875	$3,645,092

Non-related party expenses	(464,522)	(432,152)
Related party expenses (Note 3)	(46,930)	(38,014)
Trust Expenses	(511,452)	(470,166)

Net Income	$3,315,423	$3,174,926

Net income per unit	$0.36	$0.35
Distributions per unit paid or to be paid to unit owners	$0.36	$0.34

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2018 AND 2017
(Unaudited)
	2018	2017
Balance, beginning of period	$104,076	$62,476
Net income	3,315,423	3,174,926
	3,419,499	3,237,402
Less:
Current year distributions paid or to be paid to unit owners	3,308,612	3,124,801
Balance, end of period	$110,887	$112,601

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2018 AND 2017
(Unaudited)
	2018	2017
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$3,824,261	$3,643,516
Interest income	2,614	1,576
	3,826,875	3,645,092
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	511,452	470,166
Distributions paid	3,584,329	2,481,460
	4,095,781	2,951,626
Net increase (decrease) in cash and cash equivalents during the period	(268,906)	693,466
Cash and cash equivalents, beginning of period	2,126,005	1,165,347
Cash and cash equivalents, end of period	$1,857,099	$1,858,813

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2018, the uninsured amount held in the Trust's U.S. bank accounts was $1,601,083. In addition, the Trust held Euros 4,977, the equivalent of $6,016, in its German bank account at April 30, 2018.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2018 and 2017, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,904 and $6,232 in the second quarter of fiscal 2018 and 2017, respectively. For such office space and office services, the Trust reimbursed the Managing Director $12,639 and $12,636 in the first six months of fiscal 2018 and 2017, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the second quarter of fiscal 2018 and 2017, the Trust paid Cahill Gordon & Reindel LLP $11,854 and $6,361 for legal services, respectively. For the first six months of fiscal 2018 and 2017, the Trust paid Cahill Gordon & Reindel LLP $34,291 and $25,378 for legal services, respectively.

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

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the Exxon Mobil Corporation ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. The Oldenburg concession (approximately 1,386,000 acres) covers virtually the entire former Grand Duchy of Oldenburg and is located in the German federal state of Lower Saxony.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 93% of the cumulative royalty income received in fiscal 2018. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten was reduced by approximately one-third through the retirement of Unit 3. Raw gas input capacity now stands at approximately 400 million cubic feet ("MMcf") per day. An unexpected problem occurred with one of the two remaining units resulting in the shutdown of that unit from February to March 2018. This shutdown effectively cut the raw gas input capacity by approximately 50% during the time of the shutdown.

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

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2018, the Trust received $46,458 in sulfur royalties under the Mobil Sulfur Agreement. In the first six months of fiscal 2017, the Trust received $84,405 in sulfur royalties under the Mobil Sulfur Agreement.

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

In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of currently non-producing leases of various sizes in other areas of Germany. One of these leases, Grosses Meer, was formerly active but provided no royalties during fiscal 2018, 2017 and 2016. Vermilion is scheduled to participate in a new well to be drilled in an area which includes the Grosses Meer field as well as other non-royalty areas. However, no details are available at this date, and it is unknown if the well will be sited within the area subject to the Trust's royalty interest.

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

The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants will confirm that the volume of gas sales corresponds to the amount reported under the sales contracts and that the weighted GBIP was properly calculated and applied in the calculation of royalties payable to the Trust. The Trust's accountants in Germany completed their examination of the operating companies for 2015 and 2016 and concluded that no adjustments were required.

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

Results: Second Quarter of Fiscal 2018 versus Second Quarter of Fiscal 2017

Total royalty income received during the second quarter of fiscal 2018 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2018. A distribution of 19 cents per unit will be paid on May 30, 2018 to owners of record as of May 18, 2018. Comparisons of total royalty income received and net income for the second quarter of fiscal 2018 and 2017 are shown below.

	2nd Fiscal Quarter Ended 4/30/2018	2nd Fiscal Quarter Ended 4/30/2017	Percentage Change
Total Royalty Income	$2,054,020	$1,918,830	+7.05%
Net Income	$1,820,337	$1,699,909	+7.08%
Distribution per Unit	$0.19	$0.19	+0.00%

The increase in total royalty income for the second quarter of fiscal 2018 in comparison to the second quarter of fiscal 2017 resulted from the combination of higher gas prices and higher average exchange rates under both the Mobil and OEG Agreements as shown in the table below.

Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. There were no prior period adjustments for either of the second quarters of fiscal 2018 or 2017. The Trust received separate sulfur royalty payments under the Mobil Agreement of $46,458 and $42,984 during the second quarters of fiscal 2018 and 2017, respectively.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the first calendar quarter of 2018 and the average German Border Import gas Price for the period of November 2017 through January 2018. No adjustments for prior periods are reflected in the gas royalties

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	1st Calendar Quarter Ended 3/31/2018	1st Calendar Quarter Ended 3/31/2017	Percentage Change
Gas Sales (Bcf) [1]	5.193	5.934	-12.49%
Gas Prices[2] (Ecents/Kwh)[3]	1.8262	1.7434	+4.75%
Average Exchange Rate[4]	1.2361	1.0625	+16.34%
Gas Royalties Payable	$1,336,404	$1,255,366	+6.46%
Gas Prices ($/Mcf)[5]	$6.43	$5.29	+21.55%

OEG Agreement
Gas Sales (Bcf)	16.373	18.885	-13.30%
Gas Prices (Ecents/Kwh)	1.8624	1.7779	+4.75%
Average Exchange Rate	1.2364	1.0630	+16.31%
Gas Royalties Payable	$548,921	$530,792	+3.42%
Gas Prices ($/Mcf)	$6.45	$5.29	+21.93%

Footnotes
1. Billion cubic feet
2. Gas prices derived from November-January period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2018, gas sales from western Oldenburg accounted for only 31.72% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 80.13%, or $1,511,103 out of $1,885,913, in Oldenburg royalties attributable to gas.

Trust expenses for the second quarter of fiscal 2018 increased 6.88%, or $15,119, to $234,826 from $219,707 in the second quarter of fiscal 2017. This increase in expenses reflects the inclusion of legal costs resulting from the review by the Trust's German accountants of the new pricing method set forth in the amendments to the royalty agreements and an increase in the NYSE annual fee. Trust interest income received in the second quarter of fiscal 2018 increased to $1,143 in comparison to $786 received in the second quarter of fiscal 2017 due to higher interest rates and higher net income.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2018, compared to that at fiscal year-end (October 31, 2017), shows a decrease in assets due to lower royalty receipts during the second quarter of fiscal 2018.

Results: First Six Months of Fiscal 2018 versus First Six Months of Fiscal 2017

Total royalty income during the first six months of fiscal 2018 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2017 and the first calendar quarter of 2018. Comparisons of total royalty income received and net income for the first six months of fiscal 2018 and 2017 are shown below.

	Six Months Ended 4/30/2018	Six Months Ended 4/30/2017	Percentage Change
Total Royalty Income	$3,824,261	$3,643,516	+4.96%
Net Income	$3,315,423	$3,174,926	+4.43%
Distribution per Unit	$0.36	$0.34	+5.88%

The increase in total royalty income for the first six months of fiscal 2018 in comparison to the first six months of fiscal 2017 resulted primarily from higher gas prices and higher average exchange rates under both the Mobil and OEG Agreements as shown in the table below.

Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. The net amount of such adjustments reduced royalties for the first six months of fiscal 2018 by $129,582. By comparison, the net amount of such adjustments reduced royalties for the first six months of fiscal 2017 by $17,625. The Trust received separate sulfur royalty payments under the Mobil Agreement of $46,458 and $84,405 during the first six months of fiscal 2018 and 2017, respectively.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2017 and the first calendar quarter of 2018 and the average German Border Import gas Price for the period of August 2017 through January 2018. No adjustments for prior periods are reflected in the gas royalties.

Gas Data Providing Basis for Six-Month Fiscal Period Royalties
Mobil Agreement	Six Months Ended 3/31/2018	Six Months Ended 3/31/2017	Percentage Change
Gas Sales (Bcf)	10.853	12.423	-12.64%
Gas Prices(Ecents/Kwh)	1.7393	1.6049	+8.37%
Average Exchange Rate	1.2165	1.0604	+14.72%
Gas Royalties Payable	$2,614,442	$2,420,331	+8.02%
Gas Prices ($/Mcf)	$6.02	$4.87	+23.61%

OEG Agreement
Gas Sales (Bcf)	34.523	38.946	-11.36%
Gas Prices (Ecents/Kwh)	1.7729	1.6389	+8.18%
Average Exchange Rate	1.2185	1.0611	+14.83%
Gas Royalties Payable	$1,089,590	$996,960	+9.29%
Gas Prices ($/Mcf)	$6.05	$4.87	+24.23%

For the six months ended 3/31/2018, gas sales from western Oldenburg accounted for only 31.44% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 80.46%, or $2,875,039 out of $3,573,438, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first six months of fiscal 2018 increased 8.78%, or $41,286, to $511,452 from $470,166 for the first six months of fiscal 2017. This increase in expenses reflects the payment of German accounting costs covering the royalty examination for 2015-16 and associated increased legal costs as well as a higher NYSE fee. Trust interest income received during the first six months of fiscal 2018 increased to $2,614 in comparison to $1,576 received in the first six months of fiscal 2017 due to higher net income and higher interest rates.

Report on Drilling and Geophysical Work

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

The Trust's German consultant advised the Trust that, in these discussions, EMPG has resumed drilling operations in 2018 as of February with the start of drilling of the multi-lateral well, Goldenstedt Z-25 M1. This well is an infill well located in eastern half of the Oldenburg concession and is intended to further develop the Zechstein ("sour gas") zone. The vertical portion of the well and the initial sidetrack was drilled in April 2013 but, due to low production levels, the well had been shut down. The second deviation was drilled with coiled tubing and has been completed. No results are available at this time.

The second well for 2018, Goldenstedt Z-12a M1, started drilling in April and is also a multi-lateral well intended to further develop the eastern Oldenburg Zechstein zone. Based upon the available geological information, two sidetracks to be drilled with coiled tubing are planned, the first of which is nearing completion. The sidetracks will be extended off the existing vertical well (drilled in 2005 and in production since then).

The third well for 2018 is Brettorf Z-2b M1 and is scheduled to start drilling in May. This sidetrack to be drilled with coiled tubing off an existing well is intended to further develop the Zechstein zone in eastern Oldenburg. If the new sidetrack is successful, a second sidetrack will be drilled.

The fourth well for 2018 is Visbek Z-16a/02 located in the western portion of the Oldenburg concession. This well and initial sidetrack was drilled in 2012 but suffered a severe casing collapse in late 2013. The new sidetrack to be drilled with coiled tubing is scheduled to begin drilling in August and is intended to restore production of gas from the Zechstein zone.

The fifth well for 2018 is Doetlingen Z-3A, an eastern well intended to secure the remaining reserves in the Zechstein reservoir in this portion of the field. The existing borehole suffered a collapsed liner. The new coiled tubing-sidetrack will deviate above that point to re-access the remaining sour gas reserves. This well is scheduled to begin drilling in December.

EMPG had previously indicated that two wells were planned for 2019 but they have since pushed the start date for drilling the wildcat Hemmelte NW T-1 in western Oldenburg back to sometime in 2020. This leaves Alhorn Z-3 as the only well currently scheduled for 2019. This well is intended to reopen the Alhorn field previously closed in 1997. Alhorn Z-3 will be a sour gas well and will be located just within the border of western Oldenburg.

The final well listed in EMPG's schedule is Jeddeloh Z-1 and has a planned drilling start in 2020. This well will be drilled under the lead management of Vermilion. The well is an exploration well located in the western portion of the area designated as Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well is intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession.

There are four Carboniferous sweet gas wells (Oythe Z-4 and Goldenstedt Z-24, Z-26 and Z-27) still listed in EMPG's tight gas portfolio. However, due to the additional state requirements, political difficulties associated with the required use of fracking and the timing of the results of the economic evaluation process, consideration of these drilling projects has been postponed until 2020-2021.

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

- potential disputes with the operating companies and the resolution thereof; and

- the risk factors set forth under Item 1A of the Trust's Annual Report on Form   10-K for the year ended October 31, 2017.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2018 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2018.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2018 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

May 30, 2018