Form 10-Q
period 2018-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2018-08-30
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  July 31, 2018  or

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

       Class          Outstanding as of July 31, 2018
Units of Beneficial Interest          9,190,590

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JULY 31, 2018 AND OCTOBER 31, 2017
(Unaudited)
	2018	2017
ASSETS
Current assets -- Cash and cash equivalents	$1,878,517	$2,126,005

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,878,518	$2,126,006

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid August 2018 and paid November 2017	$1,746,212	$2,021,929

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	132,305	104,076

Total Liabilities and Trust Corpus	$1,878,518	$2,126,006

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017
(Unaudited)
	2018	2017
Gas, sulfur and oil royalties received	$1.900,082	$1,974,441
Interest income	1,228	1,230
Trust Income	$1,901,310	$1,975,671

Non-related party expenses	(117,742)	(115,679)
Related party expenses (Note 3)	(15,937)	(19,298)
Trust Expenses	(133,679)	(134,977)

Net Income	$1,767,631	$1,840,694

Net income per unit	$0.19	$0.20
Distributions per unit paid or to be paid to unit owners	$0.19	$0.20

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2018 AND 2017
(Unaudited)
	2018	2017
Gas, sulfur and oil royalties received	$5,724,343	$5,617,957
Interest income	3,842	2,806
Trust Income	$5,728,185	$5,620,763

Non-related party expenses	(582,264)	(547,831)
Related party expenses (Note 3)	(62,867)	(57,312)
Trust Expenses	(645,131)	(605,143)

Net Income	$5,083,054	$5,015,620

Net income per unit	$0.55	$0.55
Distributions per unit paid or to be paid to unit owners	$0.55	$0.54

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2018 AND 2017
(Unaudited)
	2018	2017
Balance, beginning of period	$104,076	$62,476
Net income	5,083,054	5,015,620
	5,187,130	5,078,096
Less:
Current year distributions paid or to be paid to unit owners	5,054,825	4,962,919
Balance, end of period	$132,305	$115,177

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2018 AND 2017
(Unaudited)
	2018	2017
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$5,724,343	$5,617,957
Interest income	3,842	2,806
	5,728,185	5,620,763
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	645,131	605,143
Distributions paid	5,330,542	4,227,672
	5,975,673	4,832,815
Net increase (decrease) in cash and cash equivalents during the period	(247,488)	787,948
Cash and cash equivalents, beginning of period	2,126,005	1,165,347
Cash and cash equivalents, end of period	$1,878,517	$1,953,295

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2018, the uninsured amount held in the Trust's U.S. bank accounts was $1,622,802. In addition, the Trust held Euros 4,870, the equivalent of $5,715, in its German bank account at July 31, 2018.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2018 and 2017, there were 9,190,590 units of beneficial interest outstanding.

New accounting pronouncements -

The Trust is not aware of any recently issued, but not yet effective, accounting standards that would be expected to have a significant impact on the Trust's financial position or results of operations.

(2) Formation of the Trust:

The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust, on behalf of the owners of beneficial interest in the Trust, holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corporation and the Royal Dutch/Shell Group of Companies. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, condensate and sulfur.

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $6,717 and $5,311 in the third quarter of fiscal 2018 and 2017, respectively. For such office space and office services, the Trust reimbursed the Managing Director $19,356 and $17,947 in the first nine months of fiscal 2018 and 2017, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2018 and 2017, the Trust paid Cahill Gordon & Reindel LLP $9,220 and $13,987 for legal services, respectively. For the first nine months of fiscal 2018 and 2017, the Trust paid Cahill Gordon & Reindel LLP $43,511 and $39,365 for legal services, respectively.

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

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corporation ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. The Oldenburg concession (approximately 1,386,000 acres) covers virtually the entire former Grand Duchy of Oldenburg and is located in the German federal state of Lower Saxony.

In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB. EMPG put out a press release in Germany on August 6, 2018 announcing the successful completion of a new sidetrack out of an existing well in eastern Oldenburg, Goldenstedt Z-12a M1. The horizontal deviation used a steerable drill bit in a miniature format in conjunction with coiled tubing. The drill bit in this instance is "about the size of a tennis ball." This is the first time this technique was used successfully in Germany. The net result of this drilling was a substantial increase in recoverable reserves for this well.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the cumulative royalty income received in fiscal 2018. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten was reduced by approximately one-third through the retirement of Unit 3. With full operation of the two remaining units, raw gas input capacity would stand at approximately 400 million cubic feet ("MMcf") per day. While originally EMPG had indicated there would be no maintenance conducted during 2018, one of the two units was shut down from February to March 2018. A second shutdown for both of the units followed for the period from May 19 to June 5, 2018. This initial problem was related to an emissions control issue. However, while these repairs were being conducted, further problems were discovered with one of the units. EMPG has informed the Trust that they expect the repair work on this unit to be fully completed by the end of August 2018. While this unit is undergoing repairs, the total throughput capacity will be reduced by 40-50%.

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

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2018, the Trust received $46,458 in sulfur royalties under the Mobil Sulfur Agreement. The Trust was entitled to receive sulfur royalties for the third quarter but due to the overpayment of royalties by the operating companies, the sulfur royalties were used to reduce the amount of the overpayment. In the first nine months of fiscal 2017, the Trust received $84,405 in sulfur royalties under the Mobil Sulfur Agreement.

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

Actual gas sales from the prior calendar quarter are multiplied by the average GBIP for a period starting two months earlier and provide the basis for royalty payments to the Trust during its fiscal quarter. The average GBIP for the corresponding period of actual sales is not available due to the delay in its calculation. As of the start of calendar 2016, the average GBIP under the Mobil and OEG Royalty Agreements was and will continue to be increased by 1% and 3%, respectively.

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

.

Results: Third Quarter of Fiscal 2018 versus Third Quarter of Fiscal 2017

Total royalty income received during the third quarter of fiscal 2018 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2018. A distribution of 19 cents per unit will be paid on August 29, 2018 to owners of record as of August 17, 2018. Comparisons of total royalty income and net income for the third quarter of fiscal 2018 and 2017 are shown below.

	3rd Fiscal Quarter Ended 7/31/2018	3rd Fiscal Quarter Ended 7/31/2017	Percentage Change
Total Royalty Income	$1,900,082	$1,974,441	- 3.77%
Net Income	$1,767,631	$1,840,694	- 3.97%
Distribution per Unit	$0.19	$0.20	- 5.00%

The decrease in total royalty income for the third quarter of fiscal 2018 from the third quarter of fiscal 2017 resulted primarily from the decline in gas sales due to the interruption of processing at the Grossenkneten desulfurization plant in the February and March 2018 period in combination with the loss of processing capacity at Grossenkneten following the retirement of Unit 3. This decline more than offset the increase in gas prices and average exchange rate. There were no adjustments impacting royalties during the third quarter of fiscal 2018 or fiscal 2017. There were no royalties received under the Mobil Sulfur Agreement in either the third quarter of fiscal 2018 or fiscal 2017.

The table below is intended to illustrate trends based on actual gas sales in each fiscal quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the second calendar quarter of 2018 and the average German Border Import gas Price for the period of February 2018 through April 2018. Under both the Mobil and OEG Agreements, lower gas sales were the primary factor contributing to the decrease in royalty income during the third quarter of fiscal 2018 in comparison to the third quarter of fiscal 2017.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	2nd Calendar Quarter Ended 6/30/2018	2nd Calendar Quarter Ended 6/30/2017	Percentage Change
Gas Sales (Bcf) [1]	3.593	5.500	- 34.67%
Gas Prices[2] (Ecents/Kwh)[3]	1.9141	1.7406	+ 9.97%
Average Exchange Rate[4]	1.1705	1.1175	+ 4.74%
Gas Royalties	$923,710	$1,220,647	- 24.33%
Gas Prices ($/Mcf)[5]	$6.43	$5.55	+ 15.86%

OEG Agreement
Gas Sales (Bcf)	11.712	17.829	- 34.31%
Gas Prices (Ecents/Kwh)	1.9520	1.7750	+ 9.97%
Average Exchange Rate	1.1705	1.1175	+ 4.74%
Gas Royalties	$350,867	$517,750	- 32.23%
Gas Prices ($/Mcf)	$6.37	$5.55	+ 14.77%

Footnotes
1. Billion cubic feet
2. Gas prices derived from February-April period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2018, gas sales from western Oldenburg accounted for only 30.68% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 78.75%, or $1,437,669 out of $1,825,601, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the third quarter of fiscal 2018 decreased 0.96%, or $1,298, to $133,679 in comparison to $134,977 for the third quarter of fiscal 2017. This decrease in expenses reflects the reduction in legal costs. Trust interest income received during the third quarter of fiscal 2018 was $1,228, in comparison to $1,230 received in the third quarter of fiscal 2017.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2018, compared to that at fiscal year-end (October 31, 2017), shows a decrease in assets due to lower royalty receipts during the third quarter of fiscal 2018.

Results: First Nine Months of Fiscal 2018 versus First Nine Months of Fiscal 2017

Total royalty income during the first nine months of fiscal 2018 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2017 and the first calendar quarter of 2018. Comparisons of total royalty income and net income for the first nine months of fiscal 2018 and 2017 are shown below.

	Nine Months Ended 7/31/2018	Nine Months Ended 7/31/2017	Percentage Change
Total Royalty Income	$5,724,343	$5,617,957	+ 1.89%
Net Income	$5,083,054	$5,015,620	+ 1.34%
Distribution per Unit	$0.55	$0.54	+ 1.85%

The increase in total royalty income in the first nine months of fiscal 2018 from the first nine months of fiscal 2017 resulted from higher royalty income totals for the first two quarters of fiscal 2018. Additionally, by the time that the operating companies had access to the data upon which to base their calculations of royalties payable in the third quarter for fiscal 2018, the Trust had already received its final payment for that quarter. As a result, the Trust received more royalties than it was owed in the final quarter of the nine-month period ended July 31, 2018, and the total royalty income for the current nine-month period is higher than it otherwise would have been. Therefore, the required negative adjustment will be offset against the scheduled royalty payments in the Trust's fourth fiscal quarter.

The table below is intended to illustrate trends based on actual gas sales in each fiscal nine-month period. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2017 and the first and second calendar quarter of 2018 and the average German Border Import gas Price for the period of August 2017 through April 2018. Under both the Mobil and OEG Agreements, lower gas sales were the primary factor contributing to the decline in royalty income during the first nine-month period of fiscal 2018 in comparison to the first nine-month period of fiscal 2017.

Gas Data Providing Basis for Fiscal Nine-Month Period Royalties
Mobil Agreement	Nine Months Ended 6/30/2018	Nine Months Ended 6/30/2017	Percentage Change
Gas Sales (Bcf)	14.447	17.923	- 19.39%
Gas Prices(Ecents/Kwh)	1.7830	1.6465	+ 8.29%
Average Exchange Rate	1.2041	1.0795	+ 11.54%
Gas Royalties Payable	$3,538,152	$3,640,977	- 2.82%
Gas Prices ($/Mcf)	$6.12	$5.08	+ 20.47%

OEG Agreement
Gas Sales (Bcf)	46.235	56.774	- 18.56%
Gas Prices (Ecents/Kwh)	1.8181	1.6816	+ 8.12%
Average Exchange Rate	1.2064	1.0797	+ 11.73%
Gas Royalties Payable	$1,440,456	$1,514,710	- 4.90%
Gas Prices ($/Mcf)	$6.14	$5.08	+ 20.87%

For the nine months ended 6/30/2018, gas sales from western Oldenburg accounted for only 31.25% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 79.88%, or $4,312,708 out of $5,399,039, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first nine months of fiscal 2018 increased 6.61% or $39,988 to $645,131 in comparison to $605,143 for the prior fiscal year's equivalent period. This increase in expenses reflects accounting expenses associated with the royalty examination in Germany and an increase in the NYSE listing fee. Trust interest income received during the first nine months of fiscal 2018 increased to $3,842 in comparison to $2,806 received in the first nine months of fiscal 2017 due to higher interest rates in effect.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2018 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2018.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2018 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

August 30, 2018