Form 10-K
period 2018-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2018-12-28
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of     1934

For the fiscal year ended  October 31, 2018  or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act     of 1934

For the transition period from      to       .

Commission file number   1-8245

 NORTH EUROPEAN OIL ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Delaware          22-2084119
(State of organization)     (IRS Employer Identification Number)

 43 West Front Street, Suite 19A, Red Bank, N.J. 07701
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (732) 741-4008

Securities registered pursuant to Sections 12(b) of the Act:

Title of each class      Name of each exchange on which registered   Units of Beneficial Interest        New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  X    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 30, 2018, the aggregate market value of outstanding units of beneficial interest of the registrant held by non-affiliates of the registrant was $79,822,627 on such date.

As of December 31, 2018, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.

Documents Incorporated by Reference

Items 10, 11 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2018 Annual Meeting to be held on February 21, 2019.

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

(b) Narrative Description of Business.  Under the Trust Agreement, the Trust conducts no active business operations and is restricted to collection of income from royalty rights and distribution to unit owners of the net income after payment of administrative and related expenses.

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

Royalties are paid to the Trust on sales from production under these leases and concessions by the operating companies on a regular monthly or quarterly basis pursuant to the royalty agreements. The operating companies make royalty payments to the Trust exclusively in Euros. As promptly as possible after the royalties have been deposited in the Trust's bank account in Germany, the Trust's standing instructions with Deutsche Bank are executed thereby converting the majority of the funds into U. S. dollars based upon the available exchange rates. The amount Deutsche Bank converts into dollars provides for the reservation of sufficient funds to handle any outstanding expenses and maintains a minimal balance of 5,000 Euros. Following this conversion to dollars, the royalties are automatically transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk; and the fluctuations in the conversion rate impact its financial results. However, since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

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

While Germany has laws relating to environmental protection, the Trustees generally do not have detailed information concerning the present or possible effect of such laws on operations in areas where the Trust holds royalty rights on production and sale of products from those areas. However, the Trustees were informed by the Trust's German consultant that on July 8, 2016, a hydraulic fracturing ("fracking") law was passed in Germany permitting fracking in sandstone at any depth. The law requires that an environmental impact study be performed as well as requiring that permission by the relevant water authority be granted to protect drinking water supplies. Based upon an analysis of the details of this law, the Trust's German consultant has informed the Trust that fracking will be permitted in all current productive zones within the Oldenburg concession both due to the depths involved and the nature of the productive zones. However, the operating companies would still have to comply with all regulatory requirements governing the use of fracking. The mining authorities are still in the process of finalizing the complete details and procedures required before any fracking may begin.

Seasonal demand factors affect the income from royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are generally not material to the regular annual income received under the royalty rights.

The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. As a cost savings measure, the royalty examination is conducted on a biennial basis. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested and made. As a result of the amendments to the Trust's royalty agreements which effect pricing simplification, examinations by the Trust's German accountants have been simplified since these examinations are primarily limited to the verification of the gas quantities sold. Although these periodic examinations may also disclose other matters that are subject to dispute between the parties, these disputes have historically been resolved through negotiations. The Trust's accountants in Germany will begin their examination of the operating companies for 2017-2018 in November 2019 when the final sales figures and the German Border Import gas Prices (see page 10) will be available.

(c) Financial Information about Geographic Areas.  In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2018.

(d) Trustees and Executive Officers of the Trust.  As specified in the Trust Agreement, the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee. Robert P. Adelman has served as Managing Trustee (non-executive) since November 1, 2006. Ahron H. Haspel is independent and has been determined to be a financial expert (both as defined in the SEC rules). Mr. Haspel serves as Chairman for the Audit and Compensation Committees. Lawrence A. Kobrin serves as Clerk to the Trustees (a role similar to that of a corporate secretary). For these services, these three individuals receive additional compensation.

Day-to-day matters are handled by the Managing Director, John R. Van Kirk, who also serves as CEO and CFO. John R. Van Kirk has held the position of Managing Director of the Trust since November 1990. The Managing Director provides office space and services at cost to the Trust. As a cost saving measure, the Trust is planning to shift to a virtual office format in fiscal 2019. This shift will not impact the operations or administration of the Trust.

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

(e) Available Information.  The Trust maintains a website at www.neort.com. The Trust's Annual Reports, Form 10-K annual reports, Form 10-Q quarterly reports and the Definitive Proxy Statements are available through the Trust's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Press releases and tax letters are available through the website as soon as practicable after release. The North European Oil Royalty Trust Agreement (as amended), the Trust's Code of Conduct and Business Ethics, the Trustees' Regulations and the Trust's Audit Committee Charter are also available through the Trust's website. The Trust's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.

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

The Trust does not conduct any active business activities or operations and has no legal ability to compel production.

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

Actual production, revenues and expenditures by the operating companies for the royalty areas, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material. Additionally, while the moratorium on fracking has been lifted and there are no wells currently in the drilling portfolio that require fracking, the fracking law has mandated added regulatory steps with respect to all drilling. The law requires that an environmental impact study be performed as well as requiring that permission by the relevant water authority be granted to protect drinking water supplies. These additional regulations will add costs to each well. When used, the process of fracking adds significant costs to drilling. The operating companies will have to evaluate these costs as part of their decision on whether or not to drill.

The effects of fluctuations in prices of gas and oil and changes in worldwide and local economic conditions on the royalty income paid to the Trust cannot be accurately projected.

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

In recent years, there has been a shift in the structure of European gas supply contracts resulting in the decoupling of the link between oil prices and gas prices. A comprehensive spot market has developed in Europe with corresponding spot market prices for gas where the gas price is not linked to oil prices. According to the Trust's accountants in Germany, gas prices, in the overwhelming majority of contracts, are linked to spot market prices on a specific exchange with a plus or minus factor included. However, following the August 26, 2016 amendments to the royalty agreements regarding the pricing simplification, neither the contractual price nor the spot market price have been a determining factor in the calculation of royalties payable to the Trust. As specified in the amendments, the Trust's pricing procedure now matches the German State royalty calculation basis which is codified in the pertinent German State Royalty Code (Niedersachsische Verordnung uber die Feldes- und die Forderabgabe). As this pricing procedure is currently configured, the state assessment base for natural gas is the average German Border Import gas Price (the "GBIP"). In the royalty calculations for the Trust, the GBIP for the period corresponding to the respective calendar quarter (adjusted by a percentage factor) is the price used in the relevant calculation of quarterly royalties payable. Following the end of a given calendar year, the average GBIP for that year (adjusted by a percentage factor) is the price used in the relevant year-end royalty adjustments.

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

Cyber security risks and cyber incidents at the Trust or the operating companies could adversely affect our business.

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

Item 2.   Properties.

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

Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB effective as of January 1, 2016. The Trust has been advised by its consultant in Germany that, based on conversations with people at EMPG and other sources, the Farm-In Agreement specifies that Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB. Three of these licenses cover the three northernmost areas of the Oldenburg concession. The Farm-In Agreement commits Vermilion to financial participation at a 50% level in 11 gross exploratory wells over the next five years through 2020. Three of these wells will be drilled in areas subject to the Trust's royalties. Vermilion's participation in the development of any well does not impact the Trust's royalty interest and the sale of that gas or oil would be subject to the relevant royalty contract.

Vermilion's first well within the Oldenburg concession is tentatively located in the western portion of the area designated Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well is intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession but at this time has no start date. Additionally, according to EMPG, Vermilion is expected to drill two other wells within the Oldenburg concession, one in Jeverland and one in Jade-Weser. No details concerning these wells or any other activities by Vermilion are available to the Trust at this date and Vermilion is under no obligation to disclose such information. The information regarding Vermilion's activities within the Oldenburg concession was conveyed to the Trust's German consultant by representatives of EMPG.

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

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties under the Mobil Agreement totaled $72,358, $43,932 and ($51,576) during fiscal 2018, 2017 and 2016, respectively. The 2018 figure includes a negative adjustment from 2017 of ($45,785) resulting from the fact that the sulfur price for one quarter fell below the adjusted base price. The 2017 figure includes a negative adjustment from 2016 of ($40,473) and reflects the absence of any payment for sulfur royalties in the third and fourth quarters of fiscal 2017. The 2016 figure includes negative adjustments from 2015, 2013, 2012 and 2011 of ($36,336), ($43,087), ($186,045) and ($56,225), which more than offset sulfur royalties payable. The operating companies had improperly allocated eastern sulfur sales to the Mobil Agreement from 2011 through 2015 resulting in the overpayment of sulfur royalties.

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

On August 26, 2016, the Trust executed amendments to its existing royalty agreements with OEG and Mobil establishing a new base for the determination of gas prices upon which the Trust's royalties are determined. This base is set as the state assessment base for natural gas used by the operating companies in their calculation of royalties payable to the State of Lower Saxony. This change reflects a shift from the use of gas ex-field prices ("contractual prices") to the prices calculated for the GBIP. For simplification purposes, we will use "GBIP" when referring to the current state assessment base.

The change to the GBIP is intended to be revenue neutral for the Trust in comparison to the previous pricing methodology. Additionally, this change should reduce the scope and cost of the accounting examination, eliminate ongoing disputes with OEG and Mobil regarding sales to related parties, and reduce prior year adjustments to the normally scheduled year-end reconciliation. The pricing basis has eliminated certain costs (transportation and plant gas storage) that were previously deductible prior to the royalty calculation under the agreement with OEG.

Actual gas sales from the prior calendar quarter are multiplied by the average GBIP for a period starting two months earlier and provide the basis for royalty payments to the Trust during its fiscal quarter. The average GBIP for the corresponding period of actual sales is not available due to the delay in its calculation. For calendar 2016 and forward, the average GBIP under the Mobil and OEG Royalty Agreements was increased by 1% and 3%, respectively. In March of the following calendar year, an average GBIP for the prior calendar year (weighted on a monthly basis by the respective volume of imported gas) is published. In the following calendar year, EMPG makes a final reconciliation based upon the published yearly average GBIP increased by the respective percentage factor and the total volume of gas sold under the royalty agreements during the prior calendar year.

The basis for oil prices is the published price from the State Authority for Mining, Energy and Geology. There are no percentage adjustments factored into the oil royalty calculation. There was no change in the previous methodology used with regard to the determination of royalties attributable to sales of sulfur.

In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of currently non-producing leases of various sizes in other areas of Germany. One of these leases, Grosses Meer, was formerly active but provided no royalties during fiscal 2018, 2017 and 2016.

The following is a schedule of royalty income for the fiscal year ended October 31, 2018 by product, geographic area and operating company:

By Product
Product	Royalty Income
Gas Well and Oil Well Gas	$ 6,778,111
Sulfur	$ 284,634
Oil	$ 135,789

By Geographic Area
Area	Royalty Income
Western Oldenburg	$ 5,691,631
Eastern Oldenburg	$ 1,506,903
Non-Oldenburg Areas	$ 0

By Operating Company
Company	Royalty Income
Mobil Erdgas (under the Mobil Agreement	$ 5,003,106
BEB (under the OEG Agreement)	$ 2,195,428

Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2018 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2018 (the "Cost Depletion Report"). The Cost Depletion Report, dated November 30, 2018, was prepared by Graves & Co. Consulting, LLC, 2777 Allen Parkway, Suite 1200, Houston, Texas 77019 ("Graves & Co."). Graves & Co. is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2018 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2018 for the primary area in which the Trust holds overriding royalty rights. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2018. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

The cost depletion percentage is prepared by Graves & Co. for the Trust's unit owners for tax reporting purposes. The cost depletion percentage recommended by the Trust's independent petroleum and natural gas consultants for calendar 2018 is 11.4193%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2018 calendar year are included on removable pages in the 2018 Annual Report. Additionally, the tax reporting information for 2018 is available on the Trust's website, http://neort.com/tax-letters.html, in the section marked Tax Letters contained within the Tax Information section.

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

Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2018 and a five-year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2018, 2017, 2016, 2015 and 2014 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.  Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 6.  Selected Financial Data.

NORTH EUROPEAN OIL ROYALTY TRUST

SELECTED FINANCIAL DATA (CASH BASIS)

FOR FIVE FISCAL YEARS ENDED OCTOBER 31, 2018

	2018	2017	2016	2015	2014
German gas, sulfur and oil royalties received	$7,198,534	$7,762,225	$6,960,961	$12,390,575	$18,927,005

Net Income	$6,407,955	$7,026,448	$6,141,141	$11,580,673	$18,044,579

Net Income per unit(a)	$0.70	$0.76	$0.67	$1.26	$1.96

Units of beneficial interest outstanding at end of year(a)	9,190,590	9,190,590	9,190,590	9,190,590	9,190,590

Distributions per unit paid or to be paid to unit owners	$0.70	$0.76	$0.67	$1.27	$1.95

Total assets at year end	$1,457,208	$2,126,006	$1,165,348	$2,192,866	$3,754,737

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the total royalties in fiscal 2018. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

On approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. The pricing component to this royalty calculation no longer conforms to the same period. Due to the delay in the availability of the GBIP, the average GBIP for a three-month period ending two months prior to the end of the relevant calendar quarter is used. The average GBIP is increased by a percentage factor depending upon which royalty agreement forms the underlying basis for the royalty calculation. This timetable, the determination of the appropriate GBIP, and the percentage factor were set forth in the amendments to the Mobil and OEG Royalty Agreements signed on August 26, 2016. The respective royalty amount is divided into thirds and forms the monthly royalty payments to the Trust (payable on the 15th of each month) for the Trust's upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In March of the following calendar year, an average GBIP for the prior calendar year (weighted on a monthly basis by the respective volume of imported gas) is published. In the succeeding calendar year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly. Currently, the Trust's German accountants review the royalty calculations on a biennial basis. They will begin their examination of the operating companies for 2017-2018 in November 2019 when the final sales figures and the GBIP will be available.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. The operating companies informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten was reduced by approximately one-third through the retirement of Unit 3 in April 2017. With full operation of the two remaining units, raw gas input capacity stands at approximately 400 million cubic feet ("MMcf") per day.

While originally EMPG had indicated there would be no maintenance conducted during 2018, one of the two units was shut down from March 15 to April 15, 2018. A second unexpected shutdown for both of the units followed for the period from May 18 to June 10, 2018. This shutdown was related to an emissions control issue. While the repairs to address the emissions problem were being conducted, additional problems with a waste heat boiler were discovered in one of the units. Repairs to address these newly discovered problems continued from June 10 to August 21, 2018. During this period, the total throughput capacity was reduced by 40%. As of August 22, 2018, full production capacity at Grossenkneten had been restored.

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

Results:  Fiscal 2018 versus Fiscal 2017

For fiscal 2018, the Trust's gross royalty income decreased 7.26% to $7,198,534 from $7,762,225 in fiscal 2017. The decrease in the amount of royalty income resulted in the lower distribution. The total distribution for fiscal 2018 was $0.70 per unit compared to $0.76 per unit for fiscal 2017. While gas prices and the average exchange rates under both royalty agreements increased, gas sales under both royalty agreements declined. As a result, royalty income attributable to gas sales under the Mobil Agreement in fiscal 2018 declined by $185,073 as compared to fiscal 2017. Royalty income attributable to gas sales under the OEG Agreement in fiscal 2018 declined by $115,597 as compared to fiscal 2017.

As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous periods. During fiscal 2018, the adjustments based on royalties payable for 2017 increased royalty income by $189,529. During fiscal 2017, the adjustments based on royalties payable for 2016 increased royalty income by $411,884. In fiscal 2018 and 2017, Mobil sulfur royalties totaled $72,358 and $43,932, respectively.

Gas sales under the Mobil Agreement declined 19.63% to 18.941 Billion cubic feet ("Bcf") in fiscal 2018 from 23.566 Bcf in fiscal 2017. The most significant factor reducing gas sales for 2018 was the extended repairs being conducted at the Grossenkneten desulfurization plant. While these repairs were being conducted, the plants throughput capacity was affected. For the period extending from the second through the fourth quarters throughput was reduced by 40% for approximately 100 days and by 100% for approximately 20 days. Since approximately two thirds of the gas produced from the concession is sour gas, the reduction or elimination of the throughput had a substantial impact on gas sales. In addition, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2018 Gas Sales	2017 Gas Sales	Percentage change
First	5.660	6.489	-12.78%
Second	5.193	5.934	-12.49%
Third	3.593	5.500	-34.67%
Fourth	4.495	5.643	-20.34%
Fiscal Year Total	18.941	23.566	-19.63%

Average prices for gas sold under the Mobil Agreement increased 10.75% to 1.8164 Euro cents per kilowatt hour ("Ecents/kWh") in fiscal 2018 from 1.6401 Ecents/kWh in fiscal 2017.

Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2018 Gas Prices	2017 Gas Prices	Percentage change
First	1.6593	1.4789	+12.20%
Second	1.8262	1.7434	+ 4.75%
Third	1.9141	1.7406	+ 9.97%
Fourth	1.9231	1.6197	+18.73%
Fiscal Year Average	1.8164	1.6401	+10.75%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $6.18 per thousand cubic feet ("Mcf"), a 19.54% increase from fiscal 2017's average price of $5.17/Mcf.  For fiscal 2018, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1914, an increase of 7.94% from the average Euro/dollar exchange rate of $1.1038 for fiscal 2017.

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2018 Average Euro Exchange Rate	2017 Average Euro Exchange Rate	Percentage change
First	1.1965	1.0582	+13.07%
Second	1.2361	1.0625	+16.34%
Third	1.1705	1.1175	+4.74%
Fourth	1.1550	1.1806	-2.17%
Fiscal Year Average	1.1914	1.1038	+7.94%

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2018, the volume of gas sold from western Oldenburg accounted for only 31.43% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 80.24% or $5,438,672 out of a total of $6,778,111 in overall Oldenburg gas royalties.

Gas sales under the OEG Agreement decreased 19.16% to 60.264 Bcf in fiscal 2018 from 74.544 Bcf in fiscal 2017. The most significant factor reducing gas sales for 2018 was the extended repairs being conducted at the Grossenkneten desulfurization plant. While these repairs were being conducted, the plants throughput capacity was affected. For the period extending from the second through the fourth quarters throughput was reduced by 40% for approximately 100 days and by 100% for approximately 20 days. Since approximately two thirds of the gas produced from the concession is sour gas, the reduction or elimination of the throughput had a significant impact on gas sales. In addition, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2018 Gas Sales	2017 Gas Sales	Percentage change
First	18.150	20.060	-9.52%
Second	16.373	18.885	-13.30
Third	11.712	17.829	-34.31%
Fourth	14.029	17.770	-21.05%
Fiscal Year Total	60.264	74.544	-19.16%

Average gas prices for gas sold under the OEG Agreement increased 10.56% to 1.8514 Ecents/kWh in fiscal 2018 from 1.6745 Ecents/kWh in fiscal 2017.

Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2018 Gas Prices	2017 Gas Prices	Percentage change
First	1.6921	1.5081	+12.20%
Second	1.8624	1.7779	+4.75%
Third	1.9520	1.7750	+9.97%
Fourth	1.9612	1.6517	+18.74%
Fiscal Year Average	1.8514	1.6745	+10.56%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $6.18/Mcf, an 18.62% increase from fiscal 2017's average price of $5.21/Mcf. For fiscal 2018, royalties paid under the OEG Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1932, an increase of 7.49% from the average Euro/dollar exchange rate of $1.1101 for fiscal 2017.

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2018 Average Euro Exchange Rate	2017 Average Euro Exchange Rate	Percentage change
First	1.2008	1.0590	+13.39%
Second	1.2364	1.0630	+16.31%
Third	1.1705	1.1175	+4.74%
Fourth	1.1540	1.1788	-2.10%
Fiscal Year Average	1.1932	1.1101	+7.49%

Interest income for fiscal 2018 of $4,509 increased slightly from interest income of $4,352 for fiscal 2017. Trust expenses increased $54,959, or 7.43%, to $795,088 in fiscal 2018 from $740,129 in fiscal 2017. German accounting expenses were higher due to the completion in fiscal 2018 of the examination of the royalty companies for the 2015-2016 period. Legal expenses were higher resulting from preparations for the planned conversion of the Trust's physical office to a virtual office. The Trust currently handles all interactions with unit owners through email or phone. Similarly, communications and filings with state, federal and financial agencies are made via email or online filings. A physical office is no longer required and the change to a virtual office would effect cost savings. The change will not impact the operations or administration of the Trust.

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

Gas sales under the Mobil Agreement declined 5.90% to 23.566 Bcf in fiscal 2017 from 25.043 Bcf in fiscal 2016. Since the Trust does not receive information about the decision-making process of the operating companies, it is impossible to determine to what extent, if any, which factors may have impacted gas sales. However, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time. The suspension of all drilling activities during the 2015-2017 period likely has also impacted gas sales.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2017 Gas Sales	2016 Gas Sales	Percentage change
First	6.489	6.604	-1.74%
Second	5.934	6.834	-13.17%
Third	5.500	4.917	+11.86%
Fourth	5.643	6.688	-15.63%
Fiscal Year Total	23.566	25.043	-5.90%

Average prices for gas sold under the Mobil Agreement increased 3.35% to 1.6401 Ecents/kWh in fiscal 2017 from 1.5870 Ecents/kWh in fiscal 2016.

Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2017 Gas Sales	2016 Gas Sales	Percentage change
First	1.4789	1.8649	-20.70%
Second	1.7434	1.5622	+11.60%
Third	1.7406	1.5363	+13.30%
Fourth	1.6197	1.3753	+17.77%
Fiscal Year Average	1.6401	1.5870	+3.35%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $5.17/Mcf, a 2.58% decrease from fiscal 2016's average price of $5.04/Mcf. For fiscal 2017, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/dollar exchange rate of $1.1038, a decrease of 0.41% from the average Euro/dollar exchange rate of $1.1083 for fiscal 2016.

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2017 Average Euro Exchange Rate	2016 Average Euro Exchange Rate	Percentage change
First	1.0582	1.0881	-2.75%
Second	1.0625	1.1173	-4.90%
Third	1.1175	1.1185	-0.09%
Fourth	1.1806	1.1047	+6.87%
Fiscal Year Average	1.1038	1.1083	-0.41%

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

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2017 Gas Sales	2016 Gas Sales	Percentage change
First	20.060	20.507	-2.18%
Second	18.885	20.434	-7.58
Third	17.829	17.520	+1.76%
Fourth	17.770	18.752	-5.24%
Fiscal Year Total	74.544	77.213	-3.46%

Average gas prices for gas sold under the OEG Agreement increased 2.96% to 1.6745 ecents/kWh in fiscal 2017 from 1.6264 ecents/kWh in fiscal 2016.

Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2017 Gas Prices	2016 Gas Prices	Percentage change
First	1.5081	1.9803	-23.84%
Second	1.7779	1.5282	+16.34%
Third	1.7750	1.5667	+13.30%
Fourth	1.6517	1.4025	+17.77%
Fiscal Year Average	1.6745	1.6264	+2.96%

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

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2017 Average Euro Exchange Rate	2016 Average Euro Exchange Rate	Percentage change
First	1.0590	1.0874	-2.61%
Second	1.0630	1.1171	-4.84%
Third	1.1175	1.1159	+0.14%
Fourth	1.1788	1.1068	+6.51%
Fiscal Year Average	1.1101	1.1053	+0.43%

Interest income for fiscal 2017 of $4,352 declined slightly from interest income of $4,548 for fiscal 2016. Trust expenses decreased $84,238, or 10.22%, to $740,129 in fiscal 2017 from $824,367 in fiscal 2016 due to lower legal expenses, both domestic and German. These lower legal expenses resulted from the completion in fiscal 2016 of the amendments to the Mobil and OEG Royalty Agreements. In addition, German accounting expenses were lower due to the completion in fiscal 2016 of the examination of the royalty companies for the 2013-2014 period.

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

EMPG resumed drilling in 2018 with the drilling of two sidetracks off the main bore of Goldenstedt Z-25a. The drilling of the initial sidetrack (M1) began in February 2018 and reached a length of 80 meters using the Directional Coiled Tubing ("DCT") drilling method. The DCT drilling method utilizes a smaller drilling rig, drills a smaller diameter bore and must work off an existing main bore. DCT drilling is a faster drilling method, is far less expensive than a traditional rig and is generally available for use on short notice. In March 2018 EMPG used DCT drilling for a second sidetrack (M2) with a length of 528 meters. However, both the first and second sidetracks were unsuccessful.

In an August 6, 2018 press release, EMPG announced the successful drilling of Goldenstedt Z-12a M1. Goldenstedt Z-12a M1, an eastern sour gas well, was drilled in May 2018 and was the first sidetrack off the main bore of Goldenstedt Z-12. The sidetrack extended 400 meters using DCT drilling, found the Zechstein Stassfurt carbonate reservoir in good condition and has begun production.

Brettorf Z-2b M1was originally scheduled to begin drilling in May 2018. However, with the experience gained using the DCT drilling, this well has been postponed until the first quarter of 2019. Doetlingen Z-3A was originally scheduled to begin drilling in December 2018 but has been postponed until July 2019 and will again use the DCT drilling method.

The scheduled 2018 workover was on a western Zechstein well, Visbek Z-16a. Visbek Z-16a suffered a severe casing collapse six months after it began production and was shut down in October 2013. While originally planned as a work over to repair the casing, EMPG began the drilling of the first horizontal section in October 2018 and the first gas production is expected in the beginning of 2019. Two additional unscheduled workovers were completed in 2018, Goldenstedt Z-10a and Cappeln Z-3a.

Of the two wells previously scheduled for 2019, Ahlhorn Z-3, a sour gas well, has been postponed until the second quarter of 2020. This well will attempt to reactivate the Ahlhorn field which was abandoned in 1997. Hemmelte NW T-1, an exploration well, was planned to develop a new area of the sweet gas Bunter zone in western Oldenburg. This well is no longer on the drilling schedule and no reason for the change was given.

The first well, Jeddeloh Z-1, to be drilled by Vermilion under its Farm-In Agreement had been scheduled for 2020. Originally this well was not a candidate for fracking because the water that would normally be used in the fracking process would be absorbed by the type of minerals present. This absorption would cause these minerals to expand filling the gaps that the fracking was intended to create. It is now believed that this well will need to be fracked and a foam or gel will need to be used, which makes the fracking more expensive. According to the Trust's German consultant, "This well is postponed until a time in the future when the approval procedure for fracking will have been defined in more detail by the mining authorities."

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

Contractual Obligations

As shown below, the Trust had no contractual obligations as of October 31, 2018 other than the distribution announced on October 31, 2018 and payable to unit owners on November 28, 2018, as reflected in the statement of assets, liabilities and trust corpus.

Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Distributions payable to unit owners	$1,378,589	$1,378,589	$ 0	$ 0	$ 0

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

Item 8.   Financial Statements and Supplementary Data.

NORTH EUROPEAN OIL ROYALTY TRUST

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Financial Statements:

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2018 and 2017	F-3

Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2018, 2017 and 2016	F-4

Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2018, 2017 and 2016	F-5

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2018, 2017 and 2016	F-6

Notes to Financial Statements	F-7 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners of
North European Oil Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2018 and 2017, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the years in the three-year period ended October 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2018 and 2017, its revenue collected and expenses paid, its undistributed earnings, and changes in its cash and cash equivalents for each of the years in the three-year period ended October 31, 2018, in conformity with the modified cash bash basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Trust's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 28, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

As described in Note 1, these financial statements have been prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Mazars USA LLP

We have served as the Trust's auditor since 2006
New York, NY
December 28, 2018

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
OCTOBER 31, 2018 AND 2017
	2018	2017
ASSETS
Current assets -- Cash and cash equivalents	$ 1,457,207	$ 2,126,005

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$ 1,457,208	$ 2,126,006

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid November 2018 and 2017	$ 1,378,589	$ 2,021,929

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	78,618	104,076

Total Liabilities and Trust Corpus	$ 1,457,208	$ 2,126,006

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2018, 2017 AND 2016

	2018	2017	2016
Gas, sulfur and oil royalties received	$ 7,198,534	$ 7,762,225	$ 6,960,961
Interest income	4,509	4,352	4,548
Trust Income	7,203,043	7,766,577	6,965,509
Non-related party expenses	(705,367)	(669,965)	(715,404)
Related party expenses (Note 3)	(89,721)	(70,164)	(108,964)
Trust Expenses	(795,088)	(740,129)	(824,368)
Net Income	$ 6,407,955	$ 7,026,448	$ 6,141,141
Net income per unit	$ 0.70	$ 0.76	$ 0.67
Distributions per unit paid or to be paid to unit owners	$ 0.70	$ 0.76	$ 0.67

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2018, 2017 AND 2016
	2018	2017	2016
Balance, beginning of period	$ 104,076	$ 62,476	$ 79,030
Net income	6,407,955	7,026,448	6,141,141
	6,512,031	7,088,924	6,220,171
Less:
Current year distributions paid or to be paid to unit owners	6,433,413	6,984,848	6,157,695
Balance, end of period	$ 78,618	$ 104,076	$ 62,476

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2018, 2017 AND 2016
	2018	2017	2016
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$7,198,534	$7,762,225	$6,960,961
Interest income	4,509	4,352	4,548
	7,203,043	7,766,577	6,965,509
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	795,088	740,129	824,368
Distributions paid	7,076,753	6,065,790	7,168,659
	7,871,841	6,805,919	7,993,027
Net increase (decrease) in cash and cash equivalents during the period	(668,798)	960,658	(1,027,518)
Cash and cash equivalents, beginning of period	2,126,005	1,165,347	2,192,865
Cash and cash equivalents, end of period	$ 1,457,207	$ 2,126,005	$ 1,165,347

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018, 2017 AND 2016

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

Federal and state income taxes -

The Trust, as a grantor trust and also under a private letter ruling issued by the Internal Revenue Service, is exempt from federal income taxes. The Trust has no state income tax obligations.

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2018, the uninsured amounts held in the Trust's U.S. bank accounts were $1,201,639. In addition, the Trust held Euros 4,913, the equivalent of $5,568, in its German bank account at October 31, 2018.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2018, 2017 and 2016, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office space and services to the Trust at cost. For such office space and services, the Trust reimbursed the Managing Director $26,873, $25,015 and $28,559 in fiscal 2018, 2017 and 2016, respectively. The upcoming shift to a virtual office in 2019 should substantially reduce the expenses that would be associated with maintaining a physical office.

Lawrence A. Kobrin, a Trustee of the Trust, is no longer a partner of the firm but remains a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For legal services, the Trust paid Cahill Gordon & Reindel LLP $62,848, $45,149 and $80,405 in fiscal 2018, 2017 and 2016, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2018, 2017 and 2016 calendar years.

(5) Quarterly results (unaudited):

The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2018 and 2017:

Fiscal 2018 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$ 1,770,241	$ 2,054,020	$ 1,900,082	$ 1,474,191	$ 7,198,534
Net income	$ 1,495,086	$ 1,820,337	$ 1,767,631	$ 1,324,902	$ 6,407,955
Net Income per unit	$ 0.16	$ 0.20	$ 0.19	$ 0.14	$ 0.70
Distribution paid or to be paid	$ 1,562,400	$ 1,746,212	$ 1,746,212	$ 1,378,589	$ 6,433,413
Distribution per unit or to be paid to unit owners	$ 0.17	$ 0.19	$ 0.19	$ 0.15	$ 0.70

Fiscal 2017 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$ 1,724,686	$ 1,918,830	$ 1,974,441	$ 2,144,268	$ 7,762,225
Net income	$ 1,475,017	$ 1,699,909	$ 1,840,694	$ 2,010,828	$ 7,026,448
Net Income per unit	$ 0.16	$ 0.18	$ 0.20	$ 0.22	$ 0.76
Distribution paid or to be paid	$ 1,378,589	$ 1,746,212	$ 1,838,118	$ 2,021,929	$ 6,984,848
Distribution per unit or to be paid to unit owners	$ 0.15	$ 0.19	$ 0.20	$ 0.22	$ 0.76

Item 9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2018. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2018.

Internal Control over Financial Reporting

Part A. Management's Report on Internal Control over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2018. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2018 has been audited by Mazars USA LLP, the Trust's independent auditor, as stated in their report which follows.

Part B. Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners
of North European Oil Royalty Trust

Opinion on Internal Control over Financial Reporting

We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013)issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the statements of assets, liabilities and trust corpus and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents of the Trust, and our report dated December 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting described in Note 1, which is a comprehensive basis other than accounting principles generally accepted in the United States of America. A trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and trustees of the trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Mazars USA LLP

New York, NY

December 28, 2018

Part C. Changes in Internal Control over Financial Reporting

There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 21, 2019, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 21, 2019, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
     Stockholder Matters.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 21, 2019, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 21, 2019, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 21, 2019, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of the documents filed as part of this Report:

  1. Financial Statements

    Index to Financial Statements for the Fiscal Years Ended October 31, 2018, 2017 and 2016

    Report of Independent Registered Public Accounting Firm

    Statements of Assets, Liabilities and Trust Corpus as of October 31, 2018 and 2017

    Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2018, 2017 and 2016

    Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2018, 2017 and 2016

    Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2018, 2017 and 2016

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

  NORTH EUROPEAN OIL ROYALTY TRUST

Dated: December 28, 2018	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Principal Accounting Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 28, 2018	/s/Robert P. Adelman
Robert P. Adelman, Managing Trustee

Dated: December 28, 2018	/s/Ahron H.Haspel
Ahron H. Haspel, Trustee

Dated: December 28, 2018	/s/Lawrence A. Kobrin
Lawrence A. Kobrin, Trustee

Dated: December 28, 2018	/s/Nancy J.F. Prue
Nancy J.F. Prue, Trustee

Dated: December 28, 2018	/s/Willard B. Taylor
Willard B. Taylor, Trustee

Dated: December 28, 2018	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Principal Accounting Officer

  Exhibit Index

Exhibit		Page
(3.1)	North European Oil Royalty Trust Agreement, dated September 10, 1975, as amended through February 13, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008 (File No. 0-8378)).

(3.2)	Amended and Restated Trustees' Regulations, amended and restated as of October 31, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed November 2, 2007 (File No. 0-8378)).

(10.1)	Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.2)	Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979 (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.3)	English language translation of Amendment Agreement dated August 26, 2016 between Oldenburgische Erdolgesellschaft mbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(10.4)	English language translation of Amendment Agreement dated August 26, 2016 between Mobil Erdgas-Erdol GmbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(21)	There are no subsidiaries of the Trust.

(31)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	50

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	52

(99.1)	Calculation of Cost Depletion Percentage for the 2018 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2018 prepared by Graves & Co. Consulting, LLC	53

(99.2)	Order Approving Settlement signed by Vice Chancellor Jack Jacobs of the Delaware Court of Chancery (incorporated by reference as Exhibit 99.2 to Current Report on Form 8-K, filed February 26, 1996).