Form 10-Q
period 2019-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2019-02-27
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  January 31, 2019  or

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

       Class          Outstanding as of January 31, 2019
Units of Beneficial Interest          9,190,590

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JANUARY 31, 2019 AND OCTOBER 31, 2018
(Unaudited)
	2019	2018
ASSETS
Current assets -- Cash and cash equivalents	$2,116,403	$1,457,207

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$2,116,404	$1,457,208

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid February 2019 and November 2018	$2,021,930	$1,378,589

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	94,473	78,618

Total Liabilities and Trust Corpus	$2,116,404	$1,457,208

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018
(Unaudited)
	2019	2018
Gas, sulfur and oil royalties received	$2,303,000	$1,770,241
Interest income	2,386	1,471
Trust Income	$2,305,386	$1,771,712

Non-related party expenses	(238,445)	(248,454)
Related party expenses (Note 3)	(29,156)	(28,172)
Trust Expenses	(267,601)	(276,626)

Net Income	$2,037,785	$1,495,086

Net income per unit	$0.22	$0.16
Distributions per unit paid or to be paid to unit owners	$0.22	$0.17

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018
(Unaudited)
	2019	2018
Balance, beginning of period	$78,618	$104,076
Net income	2,037,785	1,495,086
	2,116,403	1,599,162
Less:
Current year distributions paid or to be paid to unit owners	2,021,930	1,562,400
Balance, end of period	$94,473	$36,762

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018
(Unaudited)
	2019	2018
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$2,303,000	$1,770,241
Interest income	2,386	1,471
	2,305,386	1,771,712
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	267,601	276,626
Distributions paid	1,378,589	2,021,929
	1,646,190	2,298,555
Net increase (decrease) in cash and cash equivalents during the period	659,196	(526,843)
Cash and cash equivalents, beginning of period	1,457,207	2,126,005
Cash and cash equivalents, end of period	$2,116,403	$1,599,162

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

The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2018 (the "2018 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2018 Form 10-K.

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2019, the uninsured amount held in the Trust's U.S. bank accounts was $1,860,826. In addition, the Trust held Euros 4,870, the equivalent of $5,577, in its German bank account at January 31, 2019.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2019 and 2018, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $8,618 and $5,735 in the first quarter of fiscal 2019 and 2018, respectively. The upcoming shift to a virtual office in 2019 should substantially reduce the expenses that would be associated with maintaining a physical office.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2019 and 2018, the Trust paid Cahill Gordon & Reindel LLP $20,538 and $22,437 for legal services, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2019 and 2018 calendar years.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 92% of the cumulative royalty income received in fiscal 2019. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

On approximately the 25th of the months of January, April, July and October, the operating companies calculate the amount of gas sold during the previous calendar quarter and determine the amount of royalties that were payable to the Trust based on those sales. This amount is divided into thirds and forms the monthly royalty payments (payable on the 15th of each month) to the Trust for its upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly. Currently, the Trust's German accountants review the royalty calculations on a biennial basis. They will begin their examination of the operating companies for 2017-2018 in November 2019 when the final sales figures will be available.

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

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 97% of the cumulative royalty income received under this agreement in fiscal 2019. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first quarter of fiscal 2019, the Trust received $54,796 in sulfur royalties under this agreement. In the first quarter of fiscal 2018, the Trust received no sulfur royalties under this agreement.

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

The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants will confirm that the volume of gas sales corresponds to the amount reported under the sales contracts and that the weighted GBIP was properly calculated and applied in the calculation of royalties payable to the Trust. In November 2019, the Trust's accountants in Germany will begin their examination of the royalty calculations by the operating companies for the 2017 and 2018 period.

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

.

Results: First Quarter of Fiscal 2019 versus First Quarter of Fiscal 2018

Total royalty income received during the first quarter of fiscal 2019 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2018. The distribution of $0.22 per unit will be paid on February 27, 2019 to owners of record as of February 15, 2019. Comparisons of total royalty income and net income for the first quarter of fiscal 2019 and 2018 are shown below.

	1st Fiscal Quarter Ended 1/31/2019	1st Fiscal Quarter Ended 1/31/2018	Percentage Change
Total Royalty Income	$2,303,000	$1,770,241	+30.10%
Net Income	$2,037,785	$1,495,086	+36.30%
Distributions per Unit	$0.22	$0.17	+29.41%

The increase in total royalty income between the first quarter of fiscal 2019 and the first quarter of fiscal 2018 resulted from the higher gas prices under both the Mobil and OEG Agreements. The impact of these higher gas prices was somewhat mitigated by lower average exchange rates and lower gas sales.

Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. In the first quarter of fiscal 2019, there were no negative adjustments and Mobil sulfur royalties amounted to $54,796. By comparison, in the first quarter of fiscal 2018 total royalties received were reduced by $129,582 in negative adjustments and no Mobil sulfur royalties were received.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2018 and the average German Border Import gas Price for the period of August through October 2018. No adjustments for prior periods are reflected in the gas royalties.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	4th Calendar Quarter Ended 12/31/2018	4th Calendar Quarter Ended 12/31/2017	Percentage Change
Gas Sales (Bcf 1)	5.535	5.660	- 2.21%
Gas Prices[2] (Ecents/Kwh3)	2.0582	1.6593	+24.04%
Average Exchange Rate[4]	1.1349	1.1965	- 5.15%
Gas Royalties	$1,484,635	$1,278,038	+16.17%
Gas Prices ($/Mcf 5)	$6.71	$5.65	+18.76%

OEG Agreement
Gas Sales (Bcf)	17.536	18.150	- 3.38%
Gas Prices (Ecents/Kwh)	2.0989	1.6921	+24.04%
Average Exchange Rate	1.1352	1.2008	- 5.46%
Gas Royalties	$649,180	$540,669	+ 20.07%
Gas Prices ($/Mcf)	$6.66	$5.69	+17.05%

Footnotes
1. Billion cubic feet
2. Gas prices derived from August-October period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2019, gas sales from western Oldenburg accounted for only 31.56% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 79.11% or $1,682,206 out of a total of $2,126,495 in Oldenburg royalties attributable to gas.

Trust expenses for the first quarter of fiscal 2019 decreased 3.26% or $9,025 to $267,601 from $276,626 for the first quarter of fiscal 2018. The decrease in expenses reflects shifts in the timing of payments relating to both the biennial examination of the royalty statements by the Trust's German accountants and the work done by the Trust's petroleum consultant, Graves & Co. Consulting LLC. Trust interest income received in the first quarter of fiscal 2019 was $2,386, an increase from interest income of $1,471 received in the first quarter of fiscal 2018 due to increased funds available and higher interest rates in effect.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2019, compared to that at fiscal year-end (October 31, 2018), shows an increase in assets due to higher royalty receipts during the first quarter of fiscal 2019.

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

- potential disputes with the operating companies and the resolution thereof; and

- the risk factors set forth under Item 1A of the Trust's Annual Report on Form   10-K for the year ended October 31, 2018.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2019 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2019.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2019 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

February 27, 2019