Form 10-Q
period 2019-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2019-05-30
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2019  or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to      .

Commission File Number   1-8245

NORTH EUROPEAN OIL ROYALTY TRUST

(Exact name of Registrant as Specified in its Charter)

      Delaware               22-2084119

State or Other Jurisdiction of       I.R.S. Employer Identification No.

of Incorporation or Organization

  5 N. Lincoln Street, Keene, N.H.          03431

Address of Principal Executive Offices         Zip Code

   (732) 741-4008

(Registrant's Telephone Number, Including Area Code)

     43 West Front Street, Suite 19A, Red Bank, NJ 07701
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report),

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Trading Symbol(s) Name of each exchange on which registered

Units of Beneficial Interest   NRT        New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ___  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer X
Non-accelerated filer Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   X

9,190,590 Units of Beneficial Interest Outstanding as of April 30, 2019

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
APRIL 30, 2019 AND OCTOBER 31, 2018
(Unaudited)
	2019	2018
ASSETS
Current assets -- Cash and cash equivalents	$2,096,226	$1,457,207

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$2,096,227	$1,457,208

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid May 2019 and paid November 2018	$2,021,930	$1,378,589

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	74,296	78,618

Total Liabilities and Trust Corpus	$2,096,227	$1,457,208

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED APRIL 30, 2019 AND 2018
(Unaudited)
	2019	2018
Gas, sulfur and oil royalties received	$2,235,350	$2,054,020
Interest income	5,200	1,143
Trust Income	$2,240,550	$2,055,163

Non-related party expenses	(222,900)	(216,068)
Related party expenses (Note 3)	(15,897)	(18,758)
Trust Expenses	(238,797)	(234,826)

Net Income	$2,001,753	$1,820,337

Net income per unit	$0.22	$0.20
Distributions per unit paid or to be paid to unit owners	$0.22	$0.19

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018
(Unaudited)
	2019	2018
Gas, sulfur and oil royalties received	$4,538,350	$3,824,261
Interest income	7,586	2,614
Trust Income	$4,545,936	$3,826,875

Non-related party expenses	(461,345)	(464,522)
Related party expenses (Note 3)	(45,053)	(46,930)
Trust Expenses	(506,398)	(511,452)

Net Income	$4,039,538	$3,315,423

Net income per unit	$0.44	$0.36
Distributions per unit paid or to be paid to unit owners	$0.44	$0.36

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018
(Unaudited)
	2019	2018
Balance, beginning of period	$78,618	$104,076
Net income	4,039,538	3,315,423
	4,118,156	3,419,499
Less:
Current year distributions paid or to be paid to unit owners	4,043,860	3,308,612
Balance, end of period	$74,296	$110,887

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2019 AND 2018
(Unaudited)
	2019	2018
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$4,538,350	$3,824,261
Interest income	7,586	2,614
	4,545,936	3,826,875
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	506,398	511,452
Distributions paid	3,400,519	3,584,329
	3,906,917	4,095,781
Net increase (decrease) in cash and cash equivalents during the period	639,019	(268,906)
Cash and cash equivalents, beginning of period	1,457,207	2,126,005
Cash and cash equivalents, end of period	$2,096,226	$1,857,099

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2019, the uninsured amount held in the Trust's U.S. bank accounts was $1,837,217. In addition, the Trust held Euros 8,028, the equivalent of $9,009, in its German bank account at April 30, 2019.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2019 and 2018, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office space and office services to the Trust at cost. For such office space and office services, the Trust reimbursed the Managing Director $9,020 and $6,904 in the second quarter of fiscal 2019 and 2018, respectively. For such office space and office services, the Trust reimbursed the Managing Director $17,638 and $12,639 in the first six months of fiscal 2019 and 2018, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the second quarter of fiscal 2019 and 2018, the Trust paid Cahill Gordon & Reindel LLP $6,877 and $11,854 for legal services, respectively. For the first six months of fiscal 2019 and 2018, the Trust paid Cahill Gordon & Reindel LLP $27,415 and $34,291 for legal services, respectively

(4) Employee benefit plan:

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

Based upon statements from EMPG to the Trust's consultant, Vermilion will lead the development of its first well within the Oldenburg concession with a possible start time in 2020. The planned well-site is located in the western portion of the area designated Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well was originally intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession. However, according to the Trust's consultant and due to the composition of the strata, specialized fracking fluids would have been required. It was subsequently determined that a deeper well, accessing the Carboniferous zone, had a greater chance of success. The Carboniferous zone would require a water-based fracking. Additionally, according to EMPG and in accordance with the terms of the Farm-In Agreement, Vermilion will drill two other wells within the Oldenburg concession, one in Jeverland and one in Jade-Weser. No details concerning these wells or any other activities by Vermilion are available to the Trust at this date and Vermilion is under no obligation to disclose such information.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 93% of the cumulative royalty income received in fiscal 2019. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten was reduced by approximately one-third through the retirement of Unit 3. Raw gas input capacity now stands at approximately 400 million cubic feet ("MMcf") per day. After conducting extensive repairs to Grossenkneten during 2018, the operators have stated that they do not anticipate any interruption to the processing capacity during 2019. As it stands now, EMPG has stated that in 2020 Grossenkneten will be shut down completely from September 5th to 28th with processing capacity reduced by 50% for approximately a two-week period before and after the complete shutdown.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 98% of the cumulative royalty income received under this agreement in fiscal 2019. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2019, the Trust received $107,524 in sulfur royalties under the Mobil Sulfur Agreement. In the first six months of fiscal 2018, the Trust received $46,458 in sulfur royalties under the Mobil Sulfur Agreement.

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

In addition to the Oldenburg area, the Trust also holds overriding royalties at various rates on a number of currently non-producing leases of various sizes in other areas of Germany. One of these leases, Grosses Meer, was formerly active but provided no royalties during fiscal 2019, 2018 and 2017. Vermilion is scheduled to participate in a new well to be drilled in an area which includes the Grosses Meer field as well as other non-royalty areas. However, no details are available at this date, and it is unknown if the well will be sited within the area subject to the Trust's royalty interest.

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

The change to the GBIP is intended to be revenue neutral for the Trust. This change should reduce the scope and cost of the accounting examination. This change has eliminated ongoing disputes with OEG and Mobil regarding sales to related parties, and has reduced prior year adjustments to the normally scheduled year-end reconciliation. The new pricing basis also eliminates certain costs (transportation and plant gas storage), one half of which were previously deductible prior to the royalty calculation under the agreement with OEG.

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

The Trust itself does not have access to the specific sales contracts under which gas from the Oldenburg concession is sold. However, working under a confidentiality agreement with the operating companies, the Trust's German accountants will confirm that the volume of gas sales corresponds to the amount reported under the sales contracts and that the weighted GBIP was properly calculated and applied in the calculation of royalties payable to the Trust. Currently, the Trust's German accountants review the royalty calculations on a biennial basis. They are scheduled to begin their examination of the operating companies for 2017 and 2018 in November 2019.

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

Results: Second Quarter of Fiscal 2019 versus Second Quarter of Fiscal 2018

Total royalty income received during the second quarter of fiscal 2019 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2019. A distribution of 22 cents per unit was paid on May 29, 2019 to owners of record as of May 17, 2019. Comparisons of total royalty income received and net income for the second quarter of fiscal 2019 and 2018 are shown below.

	2nd Fiscal Quarter Ended 4/30/2019	2nd Fiscal Quarter Ended 4/30/2018	Percentage Change
Total Royalty Income	$2,235,350	$2,054,020	+ 8.83%
Net Income	$2,001,753	$1,820,337	+ 9.97%
Distribution per Unit	$0.22	$0.19	+15.79%

The increase in total royalty income for the second quarter of fiscal 2019 in comparison to the second quarter of fiscal 2018 resulted from the combination of higher gas prices and higher gas sales under both the Mobil and OEG Agreements as shown in the table below.

Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. There were no prior period adjustments for either of the second quarters of fiscal 2019 or 2018. The Trust received separate sulfur royalty payments under the Mobil Agreement of $52,728 and $46,458 during the second quarters of fiscal 2019 and 2018, respectively.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the first calendar quarter of 2019 and the average German Border Import gas Price for the period of November 2018 through January 2019. No adjustments for prior periods are reflected in the gas royalties

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	1st Calendar Quarter Ended 3/31/2019	1st Calendar Quarter Ended 3/31/2018	Percentage Change
Gas Sales (Bcf) [1]	5.195	5.193	+ 0.04%
Gas Prices[2] (Ecents/Kwh)[3]	2.1250	1.8262	+16.36%
Average Exchange Rate[4]	1.1267	1.2361	- 8.85%
Gas Royalties	$1,428,786	$1,336,404	+ 6.91%
Gas Prices ($/Mcf)[5]	$6.88	$6.43	+ 7.00%

OEG Agreement
Gas Sales (Bcf)	16.851	16.373	+ 2.92%
Gas Prices (Ecents/Kwh)	2.1670	1.8624	+16.36%
Average Exchange Rate	1.1267	1.2364	- 8.87%
Gas Royalties Payable	$634,454	$548,921	+15.58%
Gas Prices ($/Mcf)	$6.82	$6.45	+ 5.74%

Footnotes
1. Billion cubic feet
2. Gas prices derived from November-January period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2019, gas sales from western Oldenburg accounted for only 30.83% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 78.52%, or $1,429,355 out of $1,627,817, in Oldenburg royalties attributable to gas.

Trust expenses for the second quarter of fiscal 2019 increased 1.69%, or $3,971, to $238,797 from $234,826 in the second quarter of fiscal 2018. This increase in expenses reflects the acceleration of the payment of domestic accounting costs and an increase in the NYSE annual fee. Trust interest income received in the second quarter of fiscal 2019 increased to $5,200 in comparison to $1,143 received in the second quarter of fiscal 2018 due to higher interest rates and higher net income.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2019, compared to that at fiscal year-end (October 31, 2018), shows an increase in assets due to higher royalty receipts during the second quarter of fiscal 2019.

Results: First Six Months of Fiscal 2019 versus First Six Months of Fiscal 2018

Total royalty income during the first six months of fiscal 2019 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2018 and the first calendar quarter of 2019. Comparisons of total royalty income received and net income for the first six months of fiscal 2019 and 2018 are shown below.

	Six Months Ended 4/30/2019	Six Months Ended 4/30/2018	Percentage Change
Total Royalty Income	$4,538,350	$3,824,261	+18.67%
Net Income	$4,039,538	$3,315,423	+21.84%
Distribution per Unit	$0.44	$0.36	+22.22%

The increase in total royalty income for the first six months of fiscal 2019 in comparison to the first six months of fiscal 2018 resulted from higher gas prices under both the Mobil and OEG Agreements as shown in the table below.

Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. There were no adjustments from prior periods during the first six months of fiscal 2019. By comparison, the net amount of such adjustments reduced royalties for the first six months of fiscal 2018 by $129,582. The Trust received separate sulfur royalty payments under the Mobil Agreement of $107,524 and $46,458 during the first six months of fiscal 2019 and 2018, respectively.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2018 and the first calendar quarter of 2019 and the average German Border Import gas Price for the period of August 2018 through January 2019. No adjustments for prior periods are reflected in the gas royalties.

Gas Data Providing Basis for Six-Month Fiscal Period Royalties
Mobil Agreement	Six Months Ended 3/31/2019	Six Months Ended 3/31/2018	Percentage Change
Gas Sales (Bcf)	10.730	10.853	- 1.13%
Gas Prices(Ecents/Kwh)	2.0905	1.7393	+20.19%
Average Exchange Rate	1.1309	1.2165	- 7.04%
Gas Royalties	$2,913,421	$2,614,442	+11.44%
Gas Prices ($/Mcf)	$6.79	$6.02	+12.79%

OEG Agreement
Gas Sales (Bcf)	34.387	34.523	- 0.39%
Gas Prices (Ecents/Kwh)	2.1323	1.7729	+20.27%
Average Exchange Rate	1.1310	1.2185	- 7.18%
Gas Royalties	$1,283,634	$1,089,590	+17.81%
Gas Prices ($/Mcf)	$6.74	$6.05	+11.40%

For the six months ended 3/31/2019, gas sales from western Oldenburg accounted for only 31.20% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 78.85%, or $2,913,878 out of $3,317,231, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first six months of fiscal 2019 decreased 0.99%, or $5,054, to $506,398 from $511,452 for the first six months of fiscal 2018. This decrease in expenses reflects the absence of current costs relating to the biennial German accounting examination of royalty income and lower domestic legal costs. Trust interest income received during the first six months of fiscal 2019 increased to $7,586 in comparison to $2,614 received in the first six months of fiscal 2018 due to higher net income and higher interest rates.

Report on Drilling and Geophysical Work

The Trust's German consultant met with representatives of ExxonMobil Production Gesellschaft ("EMPG") for technical discussions regarding EMPG's future drilling and geophysical work. The following is a summary of these discussions with some additional comments from the Trust's German consultant. EMPG is not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust. After announcing their intention to drill five wells in 2018, the operating companies only drilled three wells, the last of which was not completed until February 2019.

The Trust's German consultant advised the Trust that, in these discussions, EMPG has indicated its intention to drill two wells in 2019. The first well, Brettorf Z-2b M-1, is a multi-lateral well. The well is planned using a coiled tubing drilling technology, first introduced into Oldenburg in 2018. The sidetrack will exit out of an existing borehole to further develop the Zechstein formation. Drilling is scheduled to start in May 2019. Depending upon the success of the first sidetrack, a second sidetrack may be drilled.

Doetlingen Z-3a, the second well for 2019, again utilizes the coiled tubing drilling. This well is planned to exit the existing borehole above the collapsed liner to restore production from the Zechstein formation and a ccess the remaining reserves. Drilling is scheduled to start in July 2019.

EMPG has indicated that the drilling of wildcat well Hemmelte NW T-1 in western Oldenburg has been cancelled. Alhorn Z-3, originally delayed until 2019, has been further pushed back until the second half of 2020. This well is intended to reopen the Alhorn field previously closed in 1997. Alhorn Z-3 will be a sour gas well and will be located just within the border of western Oldenburg. Depending upon the success of this well, there is the potential of a new well in the Sagermeer area.

The final well listed in EMPG's schedule is Jeddeloh Z-1 and has a planned drilling start in 2020. This well will be drilled under the lead management of Vermilion. The well is an exploration well located in the western portion of the area designated as Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well was originally intended to develop the Rotliegend (Red Sandstone) formation, a previously undeveloped productive zone within the concession. Additional analysis has determined that the Rotliegend zone would need to be fracked using special fracking fluids. Vermilion has decided that this well has a higher potential for success with the development of the deeper Carboniferous zone that only requires normal water-based fracking.

There are four Carboniferous sweet gas wells (Oythe Z-4 and Goldenstedt Z-24, Z-26 and Z-27) still listed in EMPG's tight gas portfolio. However, due to the additional state requirements, political difficulties associated with the required use of fracking and the timing of the results of the economic evaluation process, consideration of these drilling projects has been postponed until 2022-2023.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2019 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2019.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2019 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

May 30, 2019