Form 10-Q
period 2019-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2019-08-29
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2019  or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer X
Non-accelerated filer Smaller reporting company X
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   X

9,190,590 Units of Beneficial Interest Outstanding as of July 31, 2019

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JULY 31, 2019 AND OCTOBER 31, 2018
(Unaudited)
	2019	2018
ASSETS
Current assets -- Cash and cash equivalents	$2,096,760	$1,457,207

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$2,096,761	$1,457,208

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid August 2019 and paid November 2018	$2,021,930	$1,378,589

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	74,830	78,618

Total Liabilities and Trust Corpus	$2,096,761	$1,457,208

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018
(Unaudited)
	2019	2018
Gas, sulfur and oil royalties received	$2,146,227	$1.900,082
Interest income	3,855	1,228
Trust Income	$2,150,082	$1,901,310

Non-related party expenses	(112,457)	(117,742)
Related party expenses (Note 3)	(15,161)	(15,937)
Trust Expenses	(127,618)	(133,679)

Net Income	$2,022,464	$1,767,631

Net income per unit	$0.22	$0.19
Distributions per unit paid or to be paid to unit owners	$0.22	$0.19

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018
(Unaudited)
	2019	2018
Gas, sulfur and oil royalties received	$6,684,577	$5,724,343
Interest income	11,441	3,842
Trust Income	$6,696,018	$5,728,185

Non-related party expenses	(573,802)	(582,264)
Related party expenses (Note 3)	(60,214)	(62,867)
Trust Expenses	(634,016)	(645,131)

Net Income	$6,062,002	$5,083,054

Net income per unit	$0.66	$0.55
Distributions per unit paid or to be paid to unit owners	$0.66	$0.55

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018
(Unaudited)
	2019	2018
Balance, beginning of period	$78,618	$104,076
Net income	6,062,002	5,083,054
	6,140,620	5,187,130
Less:
Current year distributions paid or to be paid to unit owners	6,065,790	5,054,825
Balance, end of period	$74,830	$132,305

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2019 AND 2018
(Unaudited)
	2019	2018
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$6,684,577	$5,724,343
Interest income	11,441	3,842
	6,696,018	5,728,185
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	634,016	645,131
Distributions paid	5,422,449	5,330,542
	6,056,465	5,975,673
Net increase (decrease) in cash and cash equivalents during the period	639,553	(247,488)
Cash and cash equivalents, beginning of period	1,457,207	2,126,005
Cash and cash equivalents, end of period	$2,096,760	$1,878,517

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2019, the uninsured amount held in the Trust's U.S. bank accounts was $1,841,259. In addition, the Trust held Euros 4,944, the equivalent of $5,502, in its German bank account at July 31, 2019.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2019 and 2018, there were 9,190,590 units of beneficial interest outstanding.

New accounting pronouncements -

The Trust is not aware of any recently issued, but not yet effective, accounting standards that would be expected to have a significant impact on the Trust's financial position or results of operations.

(2) Formation of the Trust:

The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust, on behalf of the owners of beneficial interest in the Trust, holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corporation and the Royal Dutch/Shell Group of companies. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, condensate and sulfur, as further described below in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this 10-Q Report.

(3) Related party transactions:

John R. Van Kirk, the Managing Director, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $1,609 and $6,717 in the third quarter of fiscal 2019 and 2018, respectively. For such office expenses, the Trust reimbursed the Managing Director $19,247 and $19,356 in the first nine months of fiscal 2019 and 2018, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2019 and 2018, the Trust paid Cahill Gordon & Reindel LLP $13,552 and $9,220 for legal services, respectively. For the first nine months of fiscal 2019 and 2018, the Trust paid Cahill Gordon & Reindel LLP $40,967 and $43,511 for legal services, respectively.

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

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession in the Federal Republic of Germany (the "Oldenburg Concession"). The actual concession is held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corporation ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is approximately 1,386,000 acres in size, is located in the German federal state of Lower Saxony, and is the primary area from which the natural gas, sulfur and oil are extracted. The Oldenburg Concession currently provides 100% of all the royalties received by the Trust.

In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities upon which the calculation of royalties is based are still handled by either Mobil Erdgas or BEB (the "operating companies").

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the cumulative royalty income received in fiscal 2019. The amount of royalties paid to the Trust based on the sales of natural gas is primarily determined by four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

On or about the 25th of the months of January, April, July and October, the operating companies determine the amount of royalties that were payable to the Trust based on applicable sales during the relevant period. This amount is paid out to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its upcoming fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for that period and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten was reduced by approximately one-third through the retirement of Unit 3. With full operation of the two remaining units, raw gas input capacity would stand at approximately 400 million cubic feet per day.

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

The Trust is also entitled under a separate agreement with Mobil to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg (the "Mobil Sulfur Agreement"). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price adjusted annually by an inflation index. In the first nine months of fiscal 2019, the Trust received $107,524 in sulfur royalties under the Mobil Sulfur Agreement. The Trust was entitled to receive sulfur royalties in the amount of Euros 39,134 for the third quarter of fiscal 2019, but due to the overpayment of royalties by the operating companies, the sulfur royalties were used to reduce the amount of the overpayment. In the first nine months of fiscal 2018, the Trust received $46,458 in sulfur royalties under the Mobil Sulfur Agreement

Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling and treatment costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust. On August 26, 2016, the Mobil and OEG Agreements were amended, establishing a new base for the determination of gas prices upon which the Trust's royalties are determined. This new base is set as the state assessment base for natural gas used by the operating companies in their calculation of royalties payable to the State of Lower Saxony. This change reflects a shift from the use of gas ex-field prices ("contractual prices") to the prices calculated for the German Border Import gas Price ("GBIP"). The change to the GBIP should reduce the scope and cost of the accounting examination, eliminate ongoing disputes with OEG and Mobil regarding sales to related parties and reduce prior year adjustments to the normally scheduled year-end reconciliation. The new pricing basis also eliminates certain costs (transportation and plant gas storage), 50% of which were previously deductible prior to the royalty calculation under the OEG Agreement.

Per the terms of the amendeded Mobil and OEG Royalty Agreements, the average GBIP is increased by 1% and 3% respectively, prior to the start of the royalty calculation. Actual gas sales from the prior calendar quarter are multiplied by the average GBIP for a period starting two months earlier and provide the basis for royalty payments to the Trust during its fiscal quarter. The average GBIP for the corresponding period of actual sales is not available due to the delay in its calculation.

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

Working under a confidentiality agreement with the operating companies, the Trust's independent accountants based in Germany (Prufung + Beratung GmbH) are responsible for confirming that the volume of gas sales corresponds to the amount reported and that the weighted GBIP was properly calculated and applied in the calculation of royalties payable to the Trust.

For unit owners, changes in the currency exchange rate between the U.S. Dollar and the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. Dollars at the applicable exchange rate and promptly transferred from Germany to the United States. In relation to the U.S. Dollar, a stronger Euro would yield more U.S. Dollars and a weaker Euro would yield less U.S. Dollars.

Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB effective as of January 1, 2016. The Trust has been advised by its consultant in Germany that, based on conversations with people at EMPG and other sources, the Farm-In Agreement specifies that Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB, including the three northernmost areas of the Oldenburg concession. The Farm-In Agreement commits Vermilion to financial participation at a 50% level in 3 exploratory wells over the next five years in areas subject to the Trust's royalties. If a well in the area subject to the Trust's royalties is a discovery, Vermilion's participation in the production and sales will be 50%. Vermilion's participation in the development of any well does not impact the Trust's royalty interest and the sale of that gas or oil would be subject to the relevant royalty contract.

The Trust continues to engage a consultant in Germany, who provides general information to the Trust on the German and European economies and energy markets. The consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. However, EMPG and the operating companies continue to limit the information flow to that which is required by German law. Despite such efforts, the Trust has no means of ensuring continued income from the overriding royalty rights at their present level or otherwise.

Results: Third Quarter of Fiscal 2019 Versus Third Quarter of Fiscal 2018

Total royalty income received during the third quarter of fiscal 2019 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2019. A distribution of 22 cents per unit was paid on August 28, 2019 to owners of record as of August 16, 2019. Comparisons of total royalty income and net income for the third quarter of fiscal 2019 and 2018 are shown below.

	3rd Fiscal Quarter Ended 7/31/2019	3rd Fiscal Quarter Ended 7/31/2018	Percentage Change
Total Royalty Income	$2,146,227	$1,900,082	+12.95%
Net Income	$2,022,464	$1,767,631	+14,42%
Distribution per Unit	$0.22	$0.19	+15.79%

The increase in total royalty income for the third quarter of fiscal 2019 from the third quarter of fiscal 2018 resulted primarily from the uninterrupted operation of the Grossenkneten desulfurization plant as compared to the significantly reduced processing capacity at Grossenkneten during the third quarter of fiscal 2018 due to maintenance and repair issues. This increase more than offset the decline in gas prices and average exchange rates. There were only minor adjustments (-$13,020) impacting royalties during the third quarter of fiscal 2019 and no adjustments during the third quarter of fiscal 2018. There were no royalties received under the Mobil Sulfur Agreement in either the third quarter of fiscal 2019 or fiscal 2018.

The table below is intended to illustrate trends based on actual gas sales in each fiscal quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the second calendar quarter of 2018 and the average German Border Import gas Price for the period of February 2019 through April 2019. Under both the Mobil and OEG Agreements, higher gas sales were the primary factor contributing to the increase in royalty income during the third quarter of fiscal 2019 in comparison to the third quarter of fiscal 2018.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	2nd Calendar Quarter Ended 6/30/2019	2nd Calendar Quarter Ended 6/30/2018	Percentage Change
Gas Sales (Bcf) [1]	4.902	3.593	+36.43%
Gas Prices[2] (Ecents/Kwh)[3]	1.8620	1.9141	- 2.72%
Average Exchange Rate[4]	1.1202	1.1705	- 4.30%
Gas Royalties	$1,174,573	$923,710	+27.16%
Gas Prices ($/Mcf)[5]	$5.99	$6.43	- 6.84%

OEG Agreement
Gas Sales (Bcf)	16.320	11.712	+39.34%
Gas Prices (Ecents/Kwh)	1.8988	1.9520	- 2.73%
Average Exchange Rate	1.1187	1.1705	- 4.43%
Gas Royalties	$514,474	$350,867	+46.63%
Gas Prices ($/Mcf)	$5.93	$6.37	- 6.91%

Footnotes
1. Billion cubic feet
2. Gas prices derived from February-April period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2019, gas sales from western Oldenburg accounted for only 30.04% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 78.62%, or $1,612,220 out of $2,050,519, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the third quarter of fiscal 2019 decreased 4.53%, or $6,061, to $127,618 in comparison to $133,679 for the third quarter of fiscal 2018. This decrease in expenses reflects the reduction in office expenses due to the shift to a virtual office. Trust interest income received during the third quarter of fiscal 2019 was $3,855, in comparison to $1,228 received in the third quarter of fiscal 2018.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2019, compared to that at fiscal year-end (October 31, 2018), shows an increase in assets due to higher royalty receipts during the third quarter of fiscal 2019.

Results: First Nine Months of Fiscal 2019 Versus First Nine Months of Fiscal 2018

Total royalty income received during the first nine months of fiscal 2019 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2018 and the first and second calendar quarters of 2019. Comparisons of total royalty income and net income for the first nine months of fiscal 2019 and 2018 are shown below.

	Nine Months Ended 7/31/2019	Nine Months Ended 7/31/2018	Percentage Change
Total Royalty Income	$6,684,577	$5,724,343	+16.77%
Net Income	$6,062,002	$5,083,054	+19.26%
Distribution per Unit	$0.66	$0.55	+20.00%

The increase in total royalty income in the first nine months of fiscal 2019 from the first nine months of fiscal 2018 resulted from a combination of higher gas prices under both the Mobil and OEG Agreements during the first two fiscal quarters and higher gas sales during the third quarter of fiscal 2019. Additionally, by the time that the operating companies had access to the data upon which to base their calculations of royalties payable in the third quarter for fiscal 2019, the Trust had already received its final payment for that quarter. As a result, the Trust received more royalties than it was owed in the final quarter of the nine-month period ended July 31, 2019, and the total royalty income for the current nine-month period is higher than it otherwise would have been. Therefore, the required negative adjustment of Euros 295,369, including the Mobil sulfur royalties due for the third quarter, will be offset against the scheduled royalty payments in the Trust's fourth fiscal quarter.

The table below is intended to illustrate trends based on actual gas sales in each fiscal nine-month period. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2019 and the first and second calendar quarter of 2019 and the average German Border Import gas Price for the period of August 2018 through April 2019. Under both the Mobil and OEG Agreements, higher gas sales and higher gas prices were the factors contributing to the increase in royalty income during the first nine-month period of fiscal 2019 in comparison to the first nine-month period of fiscal 2018.

Gas Data Providing Basis for Fiscal Nine-Month Period Royalties
Mobil Agreement	Nine Months Ended 6/30/2019	Nine Months Ended 6/30/2018	Percentage Change
Gas Sales (Bcf)	15.631	14.447	+ 8.20%
Gas Prices(Ecents/Kwh)	2.0188	1.7830	+13.22%
Average Exchange Rate	1.1278	1.2041	- 6.34%
Gas Royalties Payable	$4,087,994	$3,538,152	+15.54%
Gas Prices ($/Mcf)	$6.54	$6.12	+ 6.86%

OEG Agreement
Gas Sales (Bcf)	50.706	46.235	+ 9.67%
Gas Prices (Ecents/Kwh)	2.0572	1.8181	+13.15%
Average Exchange Rate	1.1275	1.2064	- 6.54%
Gas Royalties Payable	$1,798,108	$1,440,456	+24.83%
Gas Prices ($/Mcf)	$6.48	$6.14	+ 5.54%

For the nine months ended June 30, 2019, gas sales from western Oldenburg accounted for only 30.83% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 78.78%, or $4,929,450 out of $6,257,319, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first nine months of fiscal 2019 decreased 1.72% or $11,115 to $634,016 in comparison to $645,131 for the prior fiscal year's equivalent period. This decrease in expenses reflects the absence of current costs relating to the biennial examination of the royalty statements by the Trust's accountants in Germany because 2019 is an alternate year. Trust interest income received during the first nine months of fiscal 2019 increased to $11,441 in comparison to $3,842 received in the first nine months of fiscal 2018 due to higher interest rates in effect and larger deposit balances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2019 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2019.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2019 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

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

August 29, 2019