Form 10-K
period 2019-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2019-12-30
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2019  or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for s such shorter period that the registrant was required to submit such files). Yes   X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

On April 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $64,871,522.

As of December 31, 2019, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2019 Annual Meeting to be held on February 19, 2020.

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

Neither the Trust nor the Trustees on behalf of the Trust conduct any active business activities or operations. The function of the Trustees is to monitor, verify, collect, hold, invest and distribute the royalty payments made to the Trust. Under the Trust Agreement, the Trustees make quarterly distributions of the net funds received by the Trust on behalf of the unit owners. Funds temporarily held by the Trust prior to their distribution are invested in interest bearing bank deposits, money market accounts, certificates of deposit, U.S. Treasury Bills or other government obligations.

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

In addition, the New York Stock Exchange (the "NYSE"), where units of beneficial interest of the Trust are listed for trading, has additional corporate governance rules as set forth in Section 303A of the NYSE Listed Company Manual. Most of the governance requirements promulgated by the NYSE are not applicable to the Trust, which is a passive entity acting as a royalty trust and holds only overriding royalty rights. The Trustees have, however, chosen to constitute an Audit Committee and a Compensation Committee but may not necessarily continue to do so in the future.

(b) Narrative Description of Business.  Under the Trust Agreement, the Trust conducts no active business operations and is restricted to collection of income from royalty rights and distribution to unit owners of the net income after payment of administrative and related expenses.

The overriding royalty rights held by the Trust are derived from contracts and agreements originally entered into by German subsidiaries of the predecessor Corporation during the early 1930s. The Trust's primary royalty rights are based on government granted concessions and remain in effect as long as there are continued production activities and/or exploration efforts within the concession. It is generally anticipated that production activities will continue as long as they remain economically profitable. The Trust holds other royalty rights, which are based on leases which have passed their original expiration dates. These leases remain in effect as long as there is continued production or the lessor does not cancel the lease. Individual lessors will normally not seek termination of the rights originally granted because the leases provide for royalty payments to the lessors if sales of oil or gas result from discoveries made on the leased land. Additionally, termination by individual lessors would result in the escheat of mineral rights to the applicable state.

Royalties are paid to the Trust on sales from production under these leases and concessions on a regular monthly or quarterly basis pursuant to the royalty agreements. The Trust receives the royalty payments exclusively in Euros. After the royalties have been deposited in the Trust's account with Deutsche Bank in Germany, sufficient funds are reserved to handle any outstanding or anticipated expenses and maintain a minimal balance of 10,000 Euros. The Trust's standing instructions with Deutsche Bank are then executed converting the remainder of Euro denominated funds into U.S. dollars based upon the available exchange rates. Following this conversion to U.S. dollars, the royalties are automatically transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk; and the fluctuations in the conversion rate impact its financial results. Since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

As the holder of overriding royalty rights, the Trust has no legal ability, whether by contract or operation of law, to compel production or exploration. Moreover, if an operator should determine to terminate production in any concession or lease area and to surrender the concession or lease, the royalty rights for that area would thereby be terminated. Under certain royalty agreements, it is a requirement that the Trust be advised of any intention to surrender lease or concession rights. While the Trust itself is precluded from undertaking any production activities, possible residual rights might permit the Trust to take up a surrendered concession or lease and attempt to retain a third-party operator to develop such concession or lease. There is no assurance that the Trust could find such a third party.

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

While Germany has laws relating to environmental protection, the Trustees do not have detailed information concerning the present or possible effect of such laws on operations in areas where the Trust holds royalty rights on production and sale of products from those areas. The Trustees were informed by the Trust's German consultant that on July 8, 2016, a hydraulic fracturing ("fracking") law was passed in Germany permitting fracking in sandstone at any depth. The law requires that an environmental impact study be performed and that permission by the relevant water authority be granted in order to ensure the protection of drinking water supplies. Based upon an analysis of the details of this law, the Trust's German consultant has informed the Trust that fracking will be permitted in all current productive zones within the Oldenburg concession both due to the depths involved and the nature of the productive zones. However, the operating companies would still have to comply with all regulatory requirements governing the use of fracking. The failure by the operating companies to comply with all regulatory requirements could affect the volume of gas, sulfur and oil production by the operating companies and could adversely affect the royalties paid to the Trust.

The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock)("UUCSR")), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. As a cost savings measure, the royalty examination is conducted on a biennial basis. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested to be made. As a result of the amendments to the Trust's royalty agreements which effect pricing simplification (see Item 7 of this Report), examinations by the Trust's German accountants have been simplified since these examinations are primarily limited to the verification of the gas quantities sold. Although these periodic examinations may also disclose other matters that are subject to dispute between the parties, these disputes have historically been resolved through negotiations without the need for litigation. The Trust's accountants in Germany began their examination of the operating companies for calendar 2017 and 2018 in November 2019 when the final sales figures and the German Border Import gas Prices (see Item 7 of this Report) became available.

(c) Financial Information about Geographic Areas.  In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2019.

(d) Information about our Trustees and Executive Officers.  As specified in the Trust Agreement, the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement. One of the Trustees is designated as Managing Trustee. Robert P. Adelman has served in a non-executive capacity as Managing Trustee since November 1, 2006.

Ahron H. Haspel is independent and has been determined to be a financial expert (both as defined in the SEC rules). Mr. Haspel serves as Chairman for the Audit and Compensation Committees. Lawrence A. Kobrin serves as Clerk to the Trustees (a role similar to that of a corporate secretary). For these services, these three individuals receive additional compensation.

Day-to-day matters are handled by the Managing Director, John R. Van Kirk, who also serves as CEO and CFO. John R. Van Kirk has held the position of Managing Director of the Trust since November 1990. As a cost saving measure, the Trust shifted to a virtual office in fiscal 2019. This shift has not and is not expected to impact the operations or administration of the Trust. In addition to the Managing Director, the Trust has one administrative employee in the United States, whose title is Administrator.

The Trust and UUCSR have retained the services of a consultant, an accounting firm and a legal firm in Germany. The consultant has broad experience in the petroleum industry and provides reports on a regular basis. The accounting firm and the legal firm advise and represent as needed. The Trust and the co-royalty holder share the costs of these services in Germany.

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None

Item 2.   Properties.

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession in the Federal Republic of Germany (the "Oldenburg concession"). The Oldenburg concession covers approximately 1,386,000 acres, is located in the German federal state of Lower Saxony, and is the area from which natural gas, sulfur and oil are extracted. The Oldenburg concession currently provides 100% of all the royalties received by the Trust. The Oldenburg concession is held by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of ExxonMobil, and by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group of Companies owns one-third of OEG. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG.

In 2002, Mobil Erdgas and BEB formed ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling and production activities. All sales activities upon which the calculation of royalties is based are still handled by either Mobil Erdgas or BEB (the "operating companies").

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

The Trust is also entitled under an agreement with Mobil Erdgas to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg (the "Mobil Sulfur Agreement"). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties under the Mobil Agreement totaled $150,157 and $72,358 during fiscal 2019 and 2018, respectively. The 2019 figure includes a negative adjustment from 2018 of ($907) and the 2018 figure includes a negative adjustment from 2017 of ($45,785) resulting from the fact that the sulfur price for one quarter fell below the adjusted base price.

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

Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB effective as of January 1, 2016. The Farm-In Agreement does not impact the Trust's royalty interests. The Trust has been advised by its consultant in Germany that, based on the consultant's conversations with EMPG employees and other sources, Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB pursuant to the Farm-In Agreement. The Farm-In Agreement committed Vermilion to financial participation at a 50% level in 11 exploratory wells over the five years ending 2020. Three of these wells will be drilled within the Oldenburg concession. Vermilion's participation in the development of any well and the sale of that gas, sulfur or oil would be subject to the relevant royalty contract.

Vermilion's first planned well within the Oldenburg concession is tentatively to be located in the western portion of the area designated Oldenburg-Land, the southernmost area of the three areas within the concession subject to Vermilion's Farm-In Agreement. Vermilion's well may be intended to develop the Carboniferous formation but at this time has no start date. Additionally, according to EMPG, Vermilion is expected to drill two other wells within the Oldenburg concession, one in Jeverland and one in Jade-Weser. No details concerning these wells or any other activities by Vermilion are available to the Trust at this date and Vermilion is under no obligation to disclose such information. The information regarding Vermilion's activities within the Oldenburg concession was conveyed to the Trust's German consultant by representatives of EMPG. However, the Trust is not able to confirm the accuracy of any of the information supplied by them.

The following is a schedule of royalty income for the fiscal year ended October 31, 2019 by product, geographic area and operating company:

By Product:
Product	Royalty Income
Gas Well and Oil Well Gas	$7,779,603
Sulfur	$ 404,449
Oil	$ 160,660

By Geographic Area:
Area	Royalty Income
Western Oldenburg	$6,482,068
Eastern Oldenburg	$1,862,644

By Operating Company:
Company	Royalty Income
Mobil Erdgas (under the Mobil Agreement	$5,657,744
BEB (under the OEG Agreement)	$2,686,968

Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2019 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2019 (the "Cost Depletion Report"). The Cost Depletion Report, dated November 30, 2019, was prepared by Graves & Co. Consulting, LLC, 2777 Allen Parkway, Suite 1200, Houston, Texas 77019 ("Graves & Co."). Graves & Co. is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2019 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2019 for the primary area in which the Trust holds overriding royalty rights. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2019. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

The cost depletion percentage is prepared by Graves & Co. for the Trust's unit owners for tax reporting purposes. The cost depletion percentage in that report for calendar 2019 is 15.4516%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2019 calendar year are included on removable pages in the 2019 Annual Report. Additionally, the tax reporting information for 2019 is available on the Trust's website, http://neort.com/tax-letters.html, in the section marked Tax Letters contained within the Tax Information section.

The primary purpose of the Cost Depletion Report is the preparation of the cost depletion percentage for use by unit owners in their own tax reporting. The only information provided to the Trust that can be utilized in the calculation of the cost depletion percentage is current and historical production and sales of proved producing reserves. For the western half of the Oldenburg concession, the Trust receives quarterly production and sales information on a well-by-well basis. For the eastern half of the Oldenburg concession, the Trust receives cumulative quarterly production and sales information on two general areas. These general areas encompass numerous fields with varying numbers of wells. Pursuant to the arrangements under which the Trust holds royalty rights and the fact that the Trust is not considered an operating company within Germany, the Trust has no access to the operating companies' proprietary information concerning producing field reservoir data. The Trustees have been advised by their German counsel that publication of such information is not required under applicable law in Germany and that the royalty rights do not grant the Trust the right to require or compel the release of such information. Efforts to obtain such information from the operating companies have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity and thickness of producing zone) or other similar information. While the limited information available to the Trust permits the calculation of the cost depletion percentage, it does not change the uncertainty with respect to the estimate of proved producing reserves. In addition, it is impossible for the Trust or its consultant to make estimates of proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas.

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

Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2019 and a five-year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2019, 2018, 2017, 2016 and 2015 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.  Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

None.

PART II

Item 6.  Selected Financial Data.

Not Applicable.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 93% of the total royalties in fiscal 2019. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. For purposes of the royalty calculations, the determination of the gas price is explained in detail in the following two paragraphs.

On August 26, 2016, the Mobil and OEG Agreements were amended establishing a new base for the determination of gas prices upon which the Trust's royalties are calculated. This new base is set as the state assessment base for natural gas used by the operating companies in their calculation of royalties payable to the State of Lower Saxony. This change reflects a shift from the use of gas ex-field prices ("contractual prices") to the prices calculated for the German Border Import gas Price ("GBIP"). The average GBIP used under the Mobil and OEG Royalty Agreements has been and will continue to be increased by 1% and 3%, respectively, for the royalty calculations.

The change to the GBIP was intended to be revenue neutral for the Trust in comparison to the previous pricing methodology. Additionally, this change was intended to reduce the scope and cost of the accounting examination, eliminate ongoing disputes with OEG and Mobil regarding sales to related parties, and reduce prior year adjustments to the normally scheduled year-end reconciliation. The pricing basis has eliminated certain costs (transportation and plant gas storage) that were previously deductible prior to the royalty calculation under the OEG Agreement.

On approximately the 25th of the months of January, April, July and October, the operating companies first calculate the volume of gas sold during the previous calendar quarter. This volume of gas sold is then multiplied by the average adjusted GBIP available at that time. Due to delays in the calculation of the GBIP by the state, the most current GBIP is from a period ending two months prior to the end of the relevant calendar quarter. The respective royalty amount is divided into thirds and forms the monthly royalty payments to the Trust (payable on the 15th of each month) for the Trust's upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Any positive adjustments are paid immediately and any negative adjustments would be deducted from the royalty payment for the first month of the next fiscal quarter. In September of the succeeding calendar year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form, which is sold separately. With full operation of the plant, raw gas input capacity stands at approximately 400 million cubic feet ("MMcf") per day. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. There was no maintenance conducted at the Grossenkneten desulfurization plant during 2019.

For unit owners, changes in the U.S. dollar value of the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. dollars at the applicable exchange rate and transferred from Germany to the the Trust's bank account in the United States. In relation to the U.S. dollar, a stronger Euro would yield more U.S. dollars and a weaker Euro would yield fewer U.S. dollars.

Seasonal demand factors affect the income from the Trust's royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are generally not material to the annual income received under the Trust's royalty rights.

The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets. This information provides a context in which to evaluate the actions of the operating companies. The Trust's consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. However, EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust is not able to confirm the accuracy of any of the information supplied by EMPG or the operating companies.

The low level of administrative expenses of the Trust limits the effect of inflation on costs. Sustained price inflation would be reflected in sales prices. Sales prices along with sales volumes form the basis on which the royalties paid to the Trust are computed.

Results:  Fiscal 2019 versus Fiscal 2018

For fiscal 2019, the Trust's gross royalty income increased 15.92% to $8,344,712 from $7,198,534 in fiscal 2018. The increase in the amount of royalty income resulted in the higher distribution. The total distribution for fiscal 2019 was $0.82 per unit compared to $0.70 per unit for fiscal 2018. While gas sales and gas prices under both royalty agreements increased, the average exchange rates under both royalty agreements declined. The royalty income attributable to gas sales under the Mobil Agreement in fiscal 2019 increased by $305,949 as compared to fiscal 2018. Royalty income attributable to gas sales under the OEG Agreement in fiscal 2019 increased by $267,991 as compared to fiscal 2018.

As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous periods. During fiscal 2019, the adjustments based on royalties payable for 2018 increased royalty income by $225,450. During fiscal 2018, the adjustments based on royalties payable for 2017 increased royalty income by $189,529. In fiscal 2019 and 2018, Mobil sulfur royalties totaled $150,157 and $72,358, respectively.

Gas sales under the Mobil Agreement increased 8.30% to 20.513 Billion cubic feet ("Bcf") in fiscal 2019 from 18.941 Bcf in fiscal 2018. The most significant factor resulting in the increase in gas sales for 2019 was the uninterrupted operation of the Grossenkneten desulfurization plant. During fiscal 2018, the significant reduction in throughput capacity at Grossenkneten, necessitated by the extensive repairs that were required, had a substantial impact on gas sales. In addition, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2019 Gas Sales	2018 Gas Sales	Percentage change
First	5.535	5.660	- 2.21%
Second	5.195	5.193	+0.04%
Third	4.902	3.593	+36.43%
Fourth	4.881	4.495	+8.59%
Fiscal Year Total	20.513	18.941	+8.30%

Average prices for gas sold under the Mobil Agreement increased 3.84% to 1.8862 Euro cents per kilowatt hour ("Ecents/kWh") in fiscal 2019 from 1.8164 Ecents/kWh in fiscal 2018.

Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2019 Average Gas Prices	2018 Average Gas Prices	Percentage change
First	2.0582	1.6593	+24.04%
Second	2.1250	1.8262	+16.36%
Third	1.8620	1.9141	- 2.72%
Fourth	1.4612	1.9231	-24.02%
Fiscal Year Average	1.8862	1.8164	+3.84%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $6.08 per thousand cubic feet ("Mcf"), a 1.62% decrease from fiscal 2018's average price of $6.18/Mcf.  For fiscal 2019, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of $1.1227, a decrease of 5.77% from the average Euro/U.S. dollar exchange rate of $1.1915 for fiscal 2018.

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2019 Average Euro Exchange Rate	2018 Average Euro Exchange Rate	Percentage change
First	1.1349	1.1965	- 5.15%
Second	1.1267	1.2361	- 8.85%
Third	1.1202	1.1705	- 4.30%
Fourth	1.1004	1.1541	-4.65%
Fiscal Year Average	1.1227	1.1915	-5.77%

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2019, the volume of gas sold from western Oldenburg accounted for only 30.66% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 78.62% or $6,116,191 out of a total of $7,779,603 in overall Oldenburg gas royalties.

Gas sales under the OEG Agreement increased 11.03% to 66.912 Bcf in fiscal 2019 from 60.264 Bcf in fiscal 2018. The most significant factor resulting in the increase in gas sales for 2019 was the uninterrupted operation of the Grossenkneten desulfurization plant. During fiscal 2018, the significant reduction in throughput capacity at Grossenkneten, necessitated by the extensive repairs that were required, had a substantial negative impact on gas sales. In addition, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2019 Gas Sales	2018 Gas Sales	Percentage change
First	17.536	18.150	-3.38%
Second	16.851	16.373	+2.92%
Third	16.320	11.712	+39.34%
Fourth	16.205	14.029	+15.51%
Fiscal Year Total	66.912	60.264	+11.03%

Average gas prices for gas sold under the OEG Agreement increased 3.71% to 1.9200 Ecents/kWh in fiscal 2019 from 1.8514 Ecents/kWh in fiscal 2018.

Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2019 Average Gas Prices	2018 Average Gas Prices	Percentage change
First	2.0989	1.6921	+24.04%
Second	2.1670	1.8624	+16.36%
Third	1.8988	1.9520	-2.73%
Fourth	1.4901	1.9612	-24.02%
Fiscal Year Average	1.9200	1.8514	+3.71%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $6.02/Mcf, a 2.59% decrease from fiscal 2018's average price of $6.18/Mcf. For fiscal 2019, royalties paid under the OEG Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of $1.1225, a decrease of 5.92% from the average Euro/U.S. dollar exchange rate of $1.1931 for fiscal 2018.

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2019 Average Euro Exchange Rate	2018 Average Euro Exchange Rate	Percentage change
First	1.1352	1.2008	-5.46%
Second	1.1267	1.2364	-8.87%
Third	1.1187	1.1705	-4.43%
Fourth	1.0989	1.1530	-4.69%
Fiscal Year Average	1.1225	1.1931	-5.92%

Interest income for fiscal 2019 of $14,451 increased from interest income of $4,509 for fiscal 2018 due to higher interest rates in effect. Trust expenses decreased $13,990, or 1.76%, to $781,098 in fiscal 2019 from $795,088 in fiscal 2018 primarily due to the absence of accounting costs associated with the biennial examinations of the royalty calculations by the German operating companies during fiscal 2019. The Trust completed the conversion to a virtual office in May 2019 and currently handles all interactions with unit owners through email or phone. Similarly, communications and filings with state, federal and financial agencies are made via email or online filings. The change has not impacted the operations or administration of the Trust but has reduced some expenses.

Report on Exploration and Drilling

The Trust's German consultant periodically contacts the representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the most recent information the Trust's German consultant received from representatives of EMPG as of November 2019. The Trust is not able to confirm the accuracy of any of the information supplied by the operating companies. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

After having been postponed to allow further operational planning, the sidetrack operations for Brettorf Z-2b M1 have been completed using Directional Coiled Tubing ("DCT") drilling. However, the sidetrack found only water. Sidetrack work for Doetlingen Z-3A was begun in July 2019 using DCT drilling. The sidetrack found no gas.

The first gas production from the western Zechstein well, Visbek Z-16a began in the first quarter of 2019. As of the third quarter of 2019 gas production was marginal, below the expected production levels.

Ahlhorn Z-3, a sour gas exploration/re-development well, was further postponed until the third quarter of 2020. Preliminary permits requests were filed with the Mining Authority in October 2019 and, once started, the project duration is estimated by EMPG to be about one year. This well will attempt to reactivate the Ahlhorn field which was abandoned in 1997.

Jeddeloh Z-1 remains the only Oldenburg well announced by Vermilion under its Farm-In Agreement. This exploration well was originally intended to develop the Rotliegend (Permian Red Sandstone) formation but due to fracking difficulties might possibly be switched to the deeper Carboniferous zone. No start date has been announced.

No firm dates have been announced for either of the wells described above. Information on wells that are not named or are in preliminary planning stages is not divulged by EMPG.

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

• the ability or willingness of the operating companies to perform under their   contractual obligations with the Trust; and

• potential disputes with the operating companies and the resolution thereof.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk .

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

Item 8.   Financial Statements and Supplementary Data.

NORTH EUROPEAN OIL ROYALTY TRUST

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Financial Statements:

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2019 and 2018	F-3

Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2019 and 2018	F-4

Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2019 and 2018	F-5

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2019 and 2018	F-6

Notes to Financial Statements	F-7 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners of
North European Oil Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2019 and 2018, the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the two years in the period ended October 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of October 31, 2019 and 2018, and its revenue collected and expenses paid, and changes in its cash and cash equivalents for each of the two years in the period ended October 31, 2019, in conformity with the modified cash bash basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Trust's internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 30, 2019, expressed an unqualified opinion.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

As described in Note 1, these financial statements have been prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Mazars USA LLP

We have served as the Trust's auditor since 2006
New York, NY
December 30, 2019

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
OCTOBER 31, 2019 AND 2018
	2019	2018
ASSETS
Current assets -- Cash and cash equivalents	$ 1,590,893	$ 1,457,207

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$ 1,590,894	$ 1,457,208

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid November 2019 and 2018	$ 1,470,494	$ 1,378,589

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	120,399	78,618

Total Liabilities and Trust Corpus	$ 1,590,894	$ 1,457,208

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2019 AND 2018

	2019	2018
Gas, sulfur and oil royalties received	$ 8,344,712	$ 7,198,534
Interest income	14,451	4,509
Trust Income	8,359,163	7,203,043
Non-related party expenses	(703,351)	(705,367)
Related party expenses (Note 3)	(77,747)	(89,721)
Trust Expenses	(781,098)	(795,088)
Net Income	$ 7,578,065	$ 6,407,955
Net income per unit	$ 0.82	$ 0.70
Distributions per unit paid or to be paid to unit owners	$ 0.82	$ 0.70

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2019 AND 2018
	2019	2018
Balance, beginning of period	$ 78,618	$ 104,076
Net income	7,578,065	6,407,955
	7,656,683	6,512,031
Less:
Current year distributions paid or to be paid to unit owners	7,536,284	6,433,413
Balance, end of period	$ 120,399	$ 78,618

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2019 AND 2018
	2019	2018
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$8,344,712	$7,198,534
Interest income	14,451	4,509
	8,359,163	7,203,043
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	781,098	795,088
Distributions paid	7,444,379	7,076,753
	8,225,477	7,871,841
Net increase (decrease) in cash and cash equivalents during the year	133,686	(668,798)
Cash and cash equivalents, beginning of year	1,457,207	2,126,005
Cash and cash equivalents, end of year	$ 1,590,893	$ 1,457,207

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2019 AND 2018

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2019, the uninsured amounts held in the Trust's U.S. bank accounts were $1,335,461. In addition, the Trust held Euros 4,870, the equivalent of $5,434, in its German bank account at October 31, 2019.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2019 and 2018, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office services to the Trust at cost. For such office services, the Trust reimbursed the Managing Director $26,166, and $26,873 in fiscal 2019 and 2018, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is no longer a partner of the firm but remains a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For legal services, the Trust paid Cahill Gordon & Reindel LLP $51,581 and $62,848 in fiscal 2019 and 2018, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2019 and 2018 calendar years.

(5) Quarterly results (unaudited):

The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2019 and 2018:

Fiscal 2019 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$2,303,000	$2,235,350	$2,146,227	$1,660,135	$8,344,712
Net income	$2,037,785	$2,001,753	$2,022,464	$1,516,063	$7,578,065
Net Income per unit	$ 0.22	$ 0.22	$ 0.22	$ 0.16	$ 0.82
Distribution paid or to be paid	$2,021,930	$2,021,930	$2,021,930	$1,470,494	$7,536,284
Distribution per unit or to be paid to unit owners	$ 0.22	$ 0.22	$ 0.22	$ 0.16	$ 0.82

Fiscal 2018 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$ 1,770,241	$ 2,054,020	$ 1,900,082	$ 1,474,191	$ 7,198,534
Net income	$ 1,495,086	$ 1,820,337	$ 1,767,631	$ 1,324,902	$ 6,407,955
Net Income per unit	$ 0.16	$ 0.20	$ 0.19	$ 0.14	$ 0.70
Distribution paid or to be paid	$ 1,562,400	$ 1,746,212	$ 1,746,212	$ 1,378,589	$ 6,433,413
Distribution per unit or to be paid to unit owners	$ 0.17	$ 0.19	$ 0.19	$ 0.15	$ 0.70

Item 9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2019. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2019.

Internal Control over Financial Reporting

Part A. Management's Report on Internal Control over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2019. Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2019 has been audited by Mazars USA LLP, the Trust's independent auditor, as stated in their report which follows.

Part B. Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners
of North European Oil Royalty Trust

Opinion on Internal Control over Financial Reporting

We have audited North European Oil Royalty Trust's (the "Trust") internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013)issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the statements of assets, liabilities and trust corpus of the Trust as of October 31, 2019 and 2018 and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the two years in the period ended October 31, 2019 and the related notes, and our report dated December 30, 2019, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control over Financial Reporting

A trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting described in Note 1, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. A trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and trustees of the trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Mazars USA LLP

New York, NY

December 30, 2019

Part C. Changes in Internal Control over Financial Reporting

There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 19, 2020, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Code of Ethics

The Trustees have adopted a Code of Conduct and Business Ethics (the "Code") beginning in 2004 for the Trust's Trustees and employees, including the Managing Director. The Managing Director serves the roles of principal executive officer and principal financial and accounting officer. A copy of the Code is available without charge on request by writing to the Managing Director at the office of the Trust. The Code is also available on the Trust's website, www.neort.com.

All Trustees and employees of the Trust are required to read and sign a copy of the Code annually. No waivers or exceptions to the Code have been granted since the adoption of the Code. Any amendments or waivers to the Code, to the extent required, will be disclosed in a Form 8-K filing of the Trust after such amendment or waiver.

Item 11. Executive Compensation.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 19, 2020, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
     Stockholder Matters.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 19, 2020, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 19, 2020, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 19, 2020, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of the documents filed as part of this Report:

  1. Financial Statements

    Index to Financial Statements for the Fiscal Years Ended October 31, 2019 and 2018

    Report of Independent Registered Public Accounting Firm

    Statements of Assets, Liabilities and Trust Corpus as of October 31, 2019 and 2018

    Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2019 and 2018

    Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2019 and 2018

    Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2019 and 2018

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

  NORTH EUROPEAN OIL ROYALTY TRUST

Dated: December 30, 2019	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Principal Accounting Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 30, 2019	/s/Robert P. Adelman
Robert P. Adelman, Managing Trustee

Dated: December 30, 2019	/s/Ahron H.Haspel
Ahron H. Haspel, Trustee

Dated: December 30, 2019	/s/Lawrence A. Kobrin
Lawrence A. Kobrin, Trustee

Dated: December 30, 2019	/s/Nancy J. Prue
Nancy J. Prue, Trustee

Dated: December 30, 2019	/s/Willard B. Taylor
Willard B. Taylor, Trustee

Dated: December 30, 2019	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Principal Accounting Officer

  Exhibit Index

Exhibit	Page
(3.1)	North European Oil Royalty Trust Agreement, dated September 10, 1975, as amended through February 13, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008 (File No. 0-8378)).

(3.2)	Amended and Restated Trustees' Regulations, amended and restated as of October 31, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed November 2, 2007 (File No. 0-8378)).

(4.1)	Description of Securities	34

(10.1)	Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.2)	Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979 (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.3)	English language translation of Amendment Agreement dated August 26, 2016 between Oldenburgische Erdolgesellschaft mbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(10.4)	English language translation of Amendment Agreement dated August 26, 2016 between Mobil Erdgas-Erdol GmbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(21)	There are no subsidiaries of the Trust.

(31)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		35
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		37
(99.1)	Calculation of Cost Depletion Percentage for the 2019 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2019 prepared by Graves & Co. Consulting, LLC		38
(99.2)	Order Approving Settlement signed by Vice Chancellor Jack Jacobs of the Delaware Court of Chancery (incorporated by reference as Exhibit 99.2 to Current Report on Form 8-K, filed February 26, 1996).