Form 10-Q
period 2020-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2020-02-27
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2020  or

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

9,190,590 Units of Beneficial Interest Outstanding as of January 31, 2020

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JANUARY 31, 2020 AND OCTOBER 31, 2019
(Unaudited)
	2020	2019
ASSETS
Current assets -- Cash and cash equivalents	$868,136	$1,590,893

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$868,137	$1,590,894

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid February 2020 and November 2019	$735,247	$1,470,494

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	132,889	120,399

Total Liabilities and Trust Corpus	$868,137	$1,590,894

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019
(Unaudited)
	2020	2019
Gas, sulfur and oil royalties received	$1,025,965	$2,303,000
Interest income	1,895	2,386
Trust Income	$1,027,860	$2,305,386

Non-related party expenses	(255,861)	(238,445)
Related party expenses (Note 3)	(24,262)	(29,156)
Trust Expenses	(280,123)	(267,601)

Net Income	$747,737	$2,037,785

Net income per unit	$0.08	$0.22
Distributions per unit paid or to be paid to unit owners	$0.08	$0.22

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019
(Unaudited)
	2020	2019
Balance, beginning of period	$120,399	$78,618
Net income	747,737	2,037,785
	868,136	2,116,403
Less:
Current year distributions paid or to be paid to unit owners	735,247	2,021,930
Balance, end of period	$132,889	$94,473

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019
(Unaudited)
	2020	2019
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$1,025,965	$2,303,000
Interest income	1,895	2,386
	1,027,860	2,305,386
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	280,123	267,601
Distributions paid	1,470,494	1,378,589
	1,750,617	1,646,190
Net increase (decrease) in cash and cash equivalents during the period	(722,757)	659,196
Cash and cash equivalents, beginning of period	1,590,893	1,457,207
Cash and cash equivalents, end of period	$868,136	$2,116,403

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

The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2019 (the "2019 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2019 Form 10-K.

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2020, the uninsured amount held in the Trust's U.S. bank accounts was $607,174. In addition, the Trust held Euros 9,893, the equivalent of $10,963, in its German bank account at January 31, 2020.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2020 and 2019, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $0 and $8,618 in the first quarter of fiscal 2020 and 2019, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2020 and 2019, the Trust paid Cahill Gordon & Reindel LLP $24,262 and $20,538 for legal services, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee effective for the 2020 and 2019 calendar years.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 90% of the cumulative royalty income received in fiscal 2020. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant, raw gas input capacity stands at approximately 400 million cubic feet ("MMcf") per day. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. EMPG has advised the Trust's consultant in Germany that EMPG plans to conduct maintenance at the Grossenkneten desulfurization plant during the summer of 2020.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 98% of the cumulative royalty income received under this agreement in fiscal 2020. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first quarter of fiscal 2020, the Trust received $39,273 in sulfur royalties under this agreement. In the first quarter of fiscal 2019, the Trust received $54,796 in sulfur royalties under this agreement.

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

For unit owners, changes in the currency exchange rate between the U.S. Dollar and the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. Dollars at the applicable exchange rate and promptly transferred from Germany to the Trust's bank account in the United States. In relation to the U.S. Dollar, a stronger Euro would yield more U.S. Dollars and a weaker Euro would yield less U.S. Dollars.

Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB effective as of January 1, 2016. The Farm-In Agreement does not impact the Trust's royalty interests. The Trust has been advised by its consultant in Germany that, based on the consultant's conversations with EMPG employees and other sources, Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB pursuant to the Farm-In Agreement. The Farm-In Agreement committed Vermilion to financial participation at a 50% level in 11 exploratory wells over the five years ending 2020. Initially, Vermilion stated that would drill a single well in each of the central and two northern areas of the Oldenburg concession. Vermilion's participation in the development of any well and the sale of that gas, sulfur or oil would be subject to the relevant royalty contract.

Vermilion's first planned well was tentatively to be located in the western portion of the area designated Oldenburg-Land. Both the initial consideration to develop the Rotliegend ("Red Sandstone") formation and the secondary consideration to develop the deeper Carboniferous formation have been postponed and at this time the well has no start date. The two additional wells specified in the Farm-In Agreement for Jeverland and Jade-Weser have neither names nor start dates. Without re-negotiation the Farm-In Agreement expires at the end of 2020.

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

Results: First Quarter of Fiscal 2020 versus First Quarter of Fiscal 2019

Total royalty income received during the first quarter of fiscal 2020 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2019. The distribution of $0.08 per unit was paid on February 26, 2020 to owners of record as of February 14, 2020. Comparisons of total royalty income and net income for the first quarter of fiscal 2020 and 2019 are shown below.

	1st Fiscal Quarter Ended 1/31/2020	1st Fiscal Quarter Ended 1/31/2019	Percentage Change
Total Royalty Income	$1,025,965	$2,303,000	-55.45%
Net Income	$747,737	$2,037,785	-63.31%
Distribution per Unit	$0.08	$0.22	-63.64%

The decrease in total royalty income between the first quarter of fiscal 2020 and the first quarter of fiscal 2019 resulted from the lower gas prices, gas sales and average exchange rates under both the Mobil and OEG Agreements. Of these three factors, the impact of the lower gas prices was the most significant.

Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. In the first quarter of fiscal 2020, total royalties were reduced by negative adjustments of $388,634 and Mobil sulfur royalties amounted to $39,273. By comparison, in the first quarter of fiscal 2019 total royalties were unaffected since there were no negative adjustments and $54,796 in Mobil sulfur royalties were received.

The table below is intended to illustrate trends based on actual gas sales in each fiscal quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2019 and the average German Border Import gas Price for the period of August through October 2019. No adjustments for prior periods are reflected in the gas royalties.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	4th Calendar Quarter Ended 12/30/2019	4th Calendar Quarter Ended 12/31/2018	Percentage Change
Gas Sales (Bcf) [1]	4.884	5.535	-11.76%
Gas Prices[2] (Ecents/Kwh)[3]	1.3550	2.0582	- 34.17%
Average Exchange Rate[4]	1.1105	1.1349	- 2.15%
Gas Royalties	$843,908	$1,484,635	-43.16%
Gas Prices ($/Mcf)[5]	$4.32	$6.71	- 35.62%

OEG Agreement
Gas Sales (Bcf)	16.026	17.536	-8.61%
Gas Prices (Ecents/Kwh)	1.3818	2.0989	- 34.17%
Average Exchange Rate	1.1115	1.1352	- 2.09%
Gas Royalties	$332,242	$649,180	-48.82%
Gas Prices ($/Mcf)	$4.28	$6.66	- 35.74%

Footnotes
1. Billion cubic feet
2. Gas prices derived from August-October period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2020, gas sales from western Oldenburg accounted for only 30.47% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 80.32% or $743,836 out of a total of $926,081 in Oldenburg royalties attributable to gas.

Trust expenses for the first quarter of fiscal 2020 increased 4.68% or $12,522 to $280,123 from $267,601 for the first quarter of fiscal 2019. The increase in expenses reflects the costs relating to the biennial examination of the royalty statements by the Trust's German accountants.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2020, compared to that at fiscal year-end (October 31, 2019), shows a decrease in assets due to lower royalty receipts during the first quarter of fiscal 2020.

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

- potential disputes with the operating companies and the resolution thereof.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2020 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2020.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

February 27, 2020