Form 10-Q
period 2020-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2020-05-28
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2020  or

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

9,190,590 Units of Beneficial Interest Outstanding as of April 30, 2020

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
APRIL 30, 2020 AND OCTOBER 31, 2019
(Unaudited)
	2020	2019
ASSETS
Current assets -- Cash and cash equivalents	$1,174,791	$1,590,893

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,174,792	$1,590,894

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid May 2020 and November 2019	$1,010,965	$1,470,494

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	163,826	120,399

Total Liabilities and Trust Corpus	$1,174,792	$1,590,894

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED APRIL 30, 2020 AND 2019
(Unaudited)
	2020	2019
Gas, sulfur and oil royalties received	$1,275,824	$2,235,350
Interest income	578	5,200
Trust Income	$1,276,402	$2,240,550

Non-related party expenses	(225,143)	(222,900)
Related party expenses (Note 3)	(9,357)	(15,897)
Trust Expenses	(234,500)	(238,797)

Net Income	$1,041,902	$2,001,753

Net income per unit	$0.11	$0.22
Distributions per unit paid or to be paid to unit owners	$0.11	$0.22

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019
(Unaudited)
	2020	2019
Gas, sulfur and oil royalties received	$2,301,789	$4,538,350
Interest income	2,473	7,586
Trust Income	$2,304,262	$4,545,936

Non-related party expenses	(481,004)	(461,345)
Related party expenses (Note 3)	(33,619)	(45,053)
Trust Expenses	(514,623)	(506,398)

Net Income	$1,789,639	$4,039,538

Net income per unit	$0.19	$0.44
Distributions per unit paid or to be paid to unit owners	$0.19	$0.44

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019
(Unaudited)
	2020	2019
Balance, beginning of period	$120,399	$78,618
Net income	1,789,639	4,039,538
	1,910,038	4,118,156
Less:
Current year distributions paid or to be paid to unit owners	1,746,212	4,043,860
Balance, end of period	$163,826	$74,296

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019
(Unaudited)
	2020	2019
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$2,301,789	$4,538,350
Interest income	2,473	7,586
	2,304,262	4,545,936
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	514,623	506,398
Distributions paid	2,205,741	3,400,519
	2,720,364	3,906,917
Net increase (decrease) in cash and cash equivalents during the period	(416,102)	639,019
Cash and cash equivalents, beginning of period	1,590,893	1,457,207
Cash and cash equivalents, end of period	$1,174,791	$2,096,226

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2020, the uninsured amount held in the Trust's U.S. bank accounts was $913,906. In addition, the Trust held Euros 9,957, the equivalent of $10,886, in its German bank account at April 30, 2020.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2020 and 2019, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such office space and office services, the Trust reimbursed the Managing Director $2,562 and $9,020 in the second quarter of fiscal 2020 and 2019, respectively. For such office space and office services, the Trust reimbursed the Managing Director $2,562 and $17,638 in the first six months of fiscal 2020 and 2019, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the second quarter of fiscal 2020 and 2019, the Trust paid Cahill Gordon & Reindel LLP $6,795 and $6,877 for legal services, respectively. For the first six months of fiscal 2020 and 2019, the Trust paid Cahill Gordon & Reindel LLP $31,057 and $27,415 for legal services, respectively

(4) Employee benefit plan:

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

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under certain concessions or leases in the Federal Republic of Germany. The actual leases or concessions are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corporation ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. The Oldenburg concession, approximately 1,386,000 acres, covers virtually the entire former Grand Duchy of Oldenburg and is located in the German federal state of Lower Saxony.

In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 92% of the cumulative royalty income received in fiscal 2020. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99% of the cumulative royalty income received under this agreement in fiscal 2020. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2020, the Trust received $70,378 in sulfur royalties under the Mobil Sulfur Agreement. In the first six months of fiscal 2019, the Trust received $107,524 in sulfur royalties under the Mobil Sulfur Agreement.

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

The Trust continues to engage a consultant in Germany who provides general information to the Trust on the German and European economies and energy markets. The consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. However, EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust is not able to confirm the accuracy of any of the information supplied by EMPG or the operating companies.

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

Given the current circumstances with regard to energy prices and the world-wide economic impact of the coronavirus, as well as the limited amount of time remaining under the Farm-In Agreement, the Trust views it as being unlikely that Vermilion will commence any drilling projects within the Oldenburg concession prior to the expiration of the Farm-In Agreement at the end of 2020. The Trust's consultant in Germany has notified the Trust that Vermilion failed in its attempt to get a "license to operate" in the Bedekaspel region and was denied a permit to drill in the area of Dorfmark, another project in Lower Saxony. While both of these areas are outside the Oldenburg concession, Vermilion's inability to pursue execution of drilling projects and later development of these areas may be indicative of its overall prospects in Germany.

Results: Second Quarter of Fiscal 2020 versus Second Quarter of Fiscal 2019

Total royalty income received during the second quarter of fiscal 2020 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2020. A distribution of 11 cents per unit was paid on May 27, 2020 to owners of record as of May 15, 2020. Comparisons of total royalty income received and net income for the second quarter of fiscal 2020 and 2019 are shown below.

	2nd Fiscal Quarter Ended 4/30/2020	2nd Fiscal Quarter Ended 4/30/2019	Percentage Change
Total Royalty Income	$1,275.824	$2,235,350	-42.93%
Net Income	$1,041,902	$2,001,753	-47.95%
Distribution per Unit	$0.11	$0.22	-50.00%

The decrease in total royalty income for the second quarter of fiscal 2020 in comparison to the second quarter of fiscal 2019 resulted from the combination of lower gas prices, lower gas sales and lower average exchange rates under both the Mobil and OEG Agreements as shown in the table below.

Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. During the second quarter of fiscal 2020, total royalty income was reduced by prior period adjustments totaling $137,944. There were no prior period adjustments for the second quarter of fiscal 2019. The Trust received separate sulfur royalty payments under the Mobil Agreement of $31,105 and $52,728 during the second quarters of fiscal 2020 and 2019, respectively.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the first calendar quarter of 2020 and the average German Border Import gas Price for the period of November 2019 through January 2020. No adjustments for prior periods are reflected in the gas royalties

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	1st Calendar Quarter Ended 3/31/2020	1st Calendar Quarter Ended 3/31/2019	Percentage Change
Gas Sales (Bcf) [1]	4.624	5.195	-10.99%
Gas Prices[2] (Ecents/Kwh)[3]	1.6349	2.1250	-23.06%
Average Exchange Rate[4]	1.0943	1.1267	-2.88%
Gas Royalties	$946,174	$1,428,786	-33.78%
Gas Prices ($/Mcf)[5]	$5.12	$6.88	-25.58%

OEG Agreement
Gas Sales (Bcf)	15.266	16.851	-9.41%
Gas Prices (Ecents/Kwh)	1.6672	2.1670	-23.06%
Average Exchange Rate	1.0955	1.1267	-2.77%
Gas Royalties Payable	$393,001	$634,454	-38.06%
Gas Prices ($/Mcf)	$5.10	$6.82	-25.22%

Footnotes
1. Billion cubic feet
2. Gas prices derived from November-January period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2020, gas sales from western Oldenburg accounted for only 30.29% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 80.82%, or $969,695 out of $1,199,764, in Oldenburg royalties attributable to gas.

Trust expenses for the second quarter of fiscal 2020 decreased 1.80%, or $4,297, to $234,500 from $238,797 in the second quarter of fiscal 2019. This decrease in expenses reflects the reduction in Trustees fees as specified in the Trust Agreement and reduced office expenses related to the conversion to a virtual office. Trust interest income received in the second quarter of fiscal 2020 decreased to $578 in comparison to $5,200 received in the second quarter of fiscal 2019 due to lower interest rates and lower net income.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2020, compared to that at fiscal year-end (October 31, 2019), shows a decrease in assets due to lower royalty receipts during the second quarter of fiscal 2020.

Results: First Six Months of Fiscal 2020 versus First Six Months of Fiscal 2019

Total royalty income during the first six months of fiscal 2020 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2019 and the first calendar quarter of 2020. Comparisons of total royalty income received and net income for the first six months of fiscal 2020 and 2019 are shown below.

	Six Months Ended 4/30/2020	Six Months Ended 4/30/2019	Percentage Change
Total Royalty Income	$2,301,789	$4,538,350	-49.28%
Net Income	$1,789,639	$4,039,538	-55.70%
Distribution per Unit	$0.19	$0.44	-56.82%

The decrease in total royalty income for the first six months of fiscal 2020 in comparison to the first six months of fiscal 2019 resulted from lower gas prices, lower gas sales and lower average exchange rates under both the Mobil and OEG Agreements as shown in the table below.

Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the quarter, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. During the first six months of fiscal 2020, total royalty income was reduced by prior period adjustments totaling $388,634. There were no prior period adjustments during the first six months of fiscal 2019. The Trust received separate sulfur royalty payments under the Mobil Agreement of $70,378 and $107,524 during the first six months of fiscal 2020 and 2019, respectively.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2019 and the first calendar quarter of 2020 and the average German Border Import gas Price for the period of August 2019 through January 2020. No adjustments for prior periods are reflected in the gas royalties.

Gas Data Providing Basis for Six-Month Fiscal Period Royalties
Mobil Agreement	Six Months Ended 3/31/2020	Six Months Ended 3/31/2019	Percentage Change
Gas Sales (Bcf)	9.507	10.730	-11.40%
Gas Prices(Ecents/Kwh)	1.4908	2.0905	-28.69%
Average Exchange Rate	1.1019	1.1309	-2.56%
Gas Royalties	$1,790,082	$2,913,421	-38.56%
Gas Prices ($/Mcf)	$4.71	$6.79	-30.63%

OEG Agreement
Gas Sales (Bcf)	31.292	34.387	- 9.00%
Gas Prices (Ecents/Kwh)	1.5211	2.1323	-28.66%
Average Exchange Rate	1.1028	1.1310	-2.49%
Gas Royalties	$725,243	$1,283,634	-43.50%
Gas Prices ($/Mcf)	$4.68	$6.74	-30.56%

For the six months ended 3/31/2020, gas sales from western Oldenburg accounted for only 30.38% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 80.60%, or $1,713,531 out of $2,125,845, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first six months of fiscal 2020 increased 1.62%, or $8,225, to $514,623 from $506,398 for the first six months of fiscal 2019. This increase in expenses reflects the payment of German accounting costs covering the royalty examination for 2017-18. Trust interest income received during the first six months of fiscal 2020 decreased to $2,473 in comparison to $7,586 received in the first six months of fiscal 2019 due to lower net income and lower interest rates.

Report on Drilling and Geophysical Work

The Trust's German consultant has been in contact with representatives of ExxonMobil Production Gesellschaft ("EMPG") for technical discussions regarding EMPG's future drilling and geophysical work. The following is a summary of these discussions with some additional comments from the Trust's German consultant. The Trust is not able to confirm the accuracy of any of the information supplied by the operating companies. In addition, the operating companies are not obligated to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

The Trust's German consultant advised the Trust that, in these discussions, EMPG has indicated that it will not be drilling any wells during 2020. Additionally, it is unlikely that Vermilion will be drilling any wells in areas subject to the Trust's royalty agreements during 2020.

Alhorn Z-3, originally slated for 2019, has again been pushed back now until 2021 for budget reasons. This well is intended to reopen the Alhorn field previously closed in 1997. Alhorn Z-3 will be a sour gas well and will be located just within the border of western Oldenburg. In order to achieve the most cost-effective use of the hired drilling rig and in conjunction with the drilling of Alhorn Z-3, EMPG has tentatively scheduled three sidetracks out of existing wells. Two of these wells, Sagermeer Sud Z-2a and Kneheim Z-5a, are western wells. The third well, Sagermeer Z-9a, is an eastern well. All of these wells are intended to access further areas of the Zechstein zone and provide additional input for the Grossenkneten desulfurization plant.

There were four Carboniferous sweet gas wells (Oythe Z-4 and Goldenstedt Z-24, Z-26 and Z-27) listed in EMPG's tight gas portfolio. However, due to the additional state requirements, political difficulties associated with the required use of fracking and the timing of the results of the economic evaluation process, only one well is tentatively planned and not until 2023. The status of the other three wells is not known.

No firm dates have been announced for any of the wells described above. Information on wells that are not named or are in preliminary planning stages is not divulged by EMPG. There is an added level of uncertainty introduced into the future development of gas reserves with EMPG's statement that its interests in Germany have been opened up for potential sale. Whether EMPG can get what it is hoping to receive, or even if there is any interest given the state of gas and oil prices and the economy in general, is a major question.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2020 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2020.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..

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

May 28, 2020