Form 10-Q
period 2020-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2020-08-28
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2020  or

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

9,190,590 Units of Beneficial Interest Outstanding as of July 31, 2020

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JULY 31, 2020 AND OCTOBER 31, 2019
(Unaudited)
	2020	2019
ASSETS
Current assets -- Cash and cash equivalents	$1,441,902	$1,590,893

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,441,903	$1,590,894

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid August 2020 and paid November 2019	$1,010,965	$1,470,494

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	430,937	120,399

Total Liabilities and Trust Corpus	$1,441,903	$1,590,894

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019
(Unaudited)
	2020	2019
Gas, sulfur and oil royalties received	$1,399,614	$2,146,227
Interest income	231	3,855
Trust Income	$1,399,845	$2,150,082

Non-related party expenses	(113,362)	(112,457)
Related party expenses (Note 3)	(8,408)	(15,161)
Trust Expenses	(121,770)	(127,618)

Net Income	$1,278,075	$2,022,464

Net income per unit	$0.14	$0.22
Distributions per unit paid or to be paid to unit owners	$0.11	$0.22

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019
(Unaudited)
	2020	2019
Gas, sulfur and oil royalties received	$3,701,403	$6,684,577
Interest income	2,704	11,441
Trust Income	$3,704,107	$6,696,018

Non-related party expenses	(594,366)	(573,802)
Related party expenses (Note 3)	(42,027)	(60,214)
Trust Expenses	(636,393)	(634,016)

Net Income	$3,067,714	$6,062,002

Net income per unit	$0.33	$0.66
Distributions per unit paid or to be paid to unit owners	$0.30	$0.66

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019
(Unaudited)
	2020	2019
Balance, beginning of period	$120,399	$78,618
Net income	3,067,714	6,062,002
	3,188,113	6,140,620
Less:
Current year distributions paid or to be paid to unit owners	2,757,177	6,065,790
Balance, end of period	$430,937	$74,830

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2020 AND 2019
(Unaudited)
	2020	2019
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$3,701,403	$6,684,577
Interest income	2,704	11,441
	3,704,107	6,696,018
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	636,393	634,016
Distributions paid	3,216,705	5,422,449
	3,853,098	6,056,465
Net increase (decrease) in cash and cash equivalents during the period	(148,991)	639,553
Cash and cash equivalents, beginning of period	1,590,893	1,457,207
Cash and cash equivalents, end of period	$1,441,902	$2,096,760

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2020, the uninsured amount held in the Trust's U.S. bank accounts was $1,180,211. In addition, the Trust held Euros 9,892, the equivalent of $11,691, in its German bank account at July 31, 2020.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2020 and 2019, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office space and office expenses at cost. For such expenses, the Trust reimbursed the Managing Director $1,458 and $1,609 in the third quarter of fiscal 2020 and 2019, respectively. For such office expenses, the Trust reimbursed the Managing Director $4,020 and $19,247 in the first nine months of fiscal 2020 and 2019, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2020 and 2019, the Trust paid Cahill Gordon & Reindel LLP $6,950 and $13,552 for legal services, respectively. For the first nine months of fiscal 2020 and 2019, the Trust paid Cahill Gordon & Reindel LLP $38,007 and $40,967 for legal services, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The Trust is a passive fixed investment trust which holds overriding royalty rights, receives income under those rights from certain operating companies, pays its expenses and distributes the remaining net funds to its unit owners. As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all of the funds available after provision is made for anticipated Trust expenses.

The Trust does not engage in any business or extractive operations of any kind in the areas over which it holds royalty rights and is precluded from engaging in such activities by the Trust Agreement. There are no requirements, therefore, for capital resources with which to make capital expenditures or investments in order to continue the receipt of royalty revenues by the Trust.

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession or leases in the Federal Republic of Germany. The actual concession or leases are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corporation ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is approximately 1,386,000 acres in size and is located in the German federal state of Lower Saxony. The Oldenburg concession is the only area from which the natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. None of the leases are active.

In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the cumulative royalty income received in fiscal 2020. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. The operating companies have informed the Trust that, to promote greater efficiency and cost effectiveness, the production capacity of Grossenkneten was reduced by approximately one-third through the retirement of Unit 3. With full operation of the two remaining units, raw gas input capacity would stand at approximately 400 million cubic feet per day. EMPG has informed the Trust's consultant in Germany that Grossenkneten will be shut down for at least five weeks from September 8 to October 13, 2020. Depending upon the findings during the maintenance and repair process, EMPG has indicated the shutdown might be longer.

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

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2020, the Trust received $71,099 in sulfur royalties under the Mobil Sulfur Agreement. The Trust did not receive any royalties attributable to sulfur sales during the third quarter of fiscal 2020 because the selling price was below the agreed upon base price. In the first nine months of fiscal 2019, the Trust received $107,524 in sulfur royalties under the Mobil Sulfur Agreement.

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

The change to the GBIP was intended to be revenue neutral for the Trust in comparison to the previous pricing methodology. Additionally, this change was intended to reduce the scope and cost of the accounting examination, eliminate ongoing disputes with OEG and Mobil regarding sales to related parties, and reduce prior year adjustments to the normally scheduled year-end reconciliation. The pricing basis has eliminated certain costs (transportation and plant gas storage), that were previously deductible prior to the royalty calculation under the OEG Agreement.

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

The Trust continues to engage a consultant in Germany, who provides general information to the Trust on the German and European economies and energy markets. The consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust is not able to confirm any of the information supplied by EMPG or the operating companies. EMPG has notified the Trust's consultant that, due to the continuing low gas prices, Ahlhorn Z-3, originally scheduled to commence drilling in 2020, has been postponed until gas prices recover. For the time being, EMPG has not scheduled any new gas well drilling through 2021.

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

Given the current circumstances with regard to energy prices and the world-wide economic impact of COVID-19, as well as the limited amount of time remaining under the Farm-In Agreement, the Trust views it as being unlikely that Vermilion will commence any drilling projects within the Oldenburg concession prior to the expiration of the Farm-In Agreement at the end of 2020. The Trust's consultant in Germany has notified the Trust that Vermilion failed in its attempt to get a "license to operate" in the Bedekaspel region and was denied a permit to drill in the area of Dorfmark, another region in Lower Saxony. While both of these areas are outside the Oldenburg concession, Vermilion's inability to pursue execution of drilling projects and later development of these areas may be indicative of its overall prospects in Germany.

Results: Third Quarter of Fiscal 2020 Versus Third Quarter of Fiscal 2019

Total royalty income received during the third quarter of fiscal 2020 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2020. A distribution of 11 cents per unit was paid on August 26, 2020 to owners of record as of August 14, 2020. Comparisons of total royalty income and net income for the third quarter of fiscal 2020 and 2019 are shown below.

	3rd Fiscal Quarter Ended 7/31/2020	3rd Fiscal Quarter Ended 7/31/2019	Percentage Change
Total Royalty Income	$1,399,614	$2,146,227	-34.79%
Net Income	$1,278,075	$2,022,464	-36.81%
Distribution per Unit	$0.11	$0.22	-50.00%

The decrease in total royalty income for the third quarter of fiscal 2020 from the third quarter of fiscal 2019 resulted from the combined effects of lower gas prices and lower gas sales both of which are likely attributable to the impact of COVID-19 and the glut of gas on the European market. There were only minor adjustments, -$10,913 and -$13,020, impacting royalties during the third quarters of fiscal 2020 and 2019, respectively. Sulfur royalties totaling $721 were received in the third quarter of fiscal 2020 but this amount represented corrections from fiscal 2018. There were no royalties received under the Mobil Sulfur Agreement in the third quarter of fiscal 2019.

The table below is intended to illustrate trends based on actual gas sales in each fiscal quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the second calendar quarter of 2020 and the average German Border Import gas Price for the period of February 2020 through April 2020.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	2nd Calendar Quarter Ended 6/30/2020	2nd Calendar Quarter Ended 6/30/2019	Percentage Change
Gas Sales (Bcf) [1]	4.565	4.902	- 6.87%
Gas Prices[2] (Ecents/Kwh)[3]	1.2326	1.8620	-33.80%
Average Exchange Rate[4]	1.1143	1.1202	- 0.53%
Gas Royalties	$718,425	$1,174,573	-38.84%
Gas Prices ($/Mcf)[5]	$3.93	$5.99	-34.39%

OEG Agreement
Gas Sales (Bcf)	13.948	16.320	-14.53%
Gas Prices (Ecents/Kwh)	1.2570	1.8988	-33.80%
Average Exchange Rate	1.1141	1.1187	- 0.41%
Gas Royalties	$236,432	$514,474	-54.04%
Gas Prices ($/Mcf)	$3.92	$5.93	-33.90%

Footnotes
1. Billion cubic feet
2. Gas prices derived from February-April period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2020, gas sales from western Oldenburg accounted for only 32.73% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 80.74%, or $1,100,359 out of $1,362,799, of all royalties attributable to gas.

Trust expenses for the third quarter of fiscal 2020 decreased 4.58%, or $5,848, to $121,770 in comparison to $127,618 for the third quarter of fiscal 2019. This decrease in expenses reflects the reduction in Trustees' fees as specified in the Trust Agreement. Trust interest income received during the third quarter of fiscal 2020 was $231, in comparison to $3,855 received in the third quarter of fiscal 2019.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2020, compared to that at fiscal year-end (October 31, 2019), shows an decrease in assets due to lower royalty receipts during the third quarter of fiscal 2020.

Results: First Nine Months of Fiscal 2020 Versus First Nine Months of Fiscal 2019

Total royalty income received during the first nine months of fiscal 2020 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2019 and the first and second calendar quarters of 2020. Comparisons of total royalty income and net income for the first nine months of fiscal 2020 and 2019 are shown below.

	Nine Months Ended 7/31/2020	Nine Months Ended 7/31/2019	Percentage Change
Total Royalty Income	$3,701,403	$6,684,577	-44.63%
Net Income	$3,067,714	$6,062,002	-49.39%
Distribution per Unit	$0.30	$0.66	-54.55%

The decrease in total royalty income in the first nine months of fiscal 2020 from the first nine months of fiscal 2019 resulted primarily from a combination of lower gas prices and lower gas sales under both the Mobil and OEG Agreements. Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the nine-month period, including corrections from prior periods, as well as the inclusion of Mobil sulfur royalties. During the first nine months of fiscal 2020, total royalty income was reduced by prior period adjustments totaling $399,547. Prior period adjustments during the first nine months of fiscal 2019 were $3,822. The Trust received separate sulfur royalty payments under the Mobil Agreement of $71,099 and $107,524 during the first nine months of fiscal 2020 and 2019, respectively.

The table below is intended to illustrate trends based on actual gas sales in each fiscal nine-month period. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2019 and the first and second calendar quarter of 2020 and the average German Border Import gas Price for the period of August 2019 through April 2020. Under both the Mobil and OEG Agreements, lower gas prices and lower gas sales were the primary factors contributing to the decrease in royalty income during the first nine-month period of fiscal 2020 in comparison to the first nine-month period of fiscal 2019.

Gas Data Providing Basis for Fiscal Nine-Month Period Royalties
Mobil Agreement	Nine Months Ended 6/30/2020	Nine Months Ended 6/30/2019	Percentage Change
Gas Sales (Bcf)	14.073	15.631	- 9.97%
Gas Prices(Ecents/Kwh)	1.4071	2.0188	-30.30%
Average Exchange Rate	1.1054	1.1278	- 1.99%
Gas Royalties Payable	$2,508,507	$4,087,994	-38.64%
Gas Prices ($/Mcf)	$4.46	$6.54	-31.80%

OEG Agreement
Gas Sales (Bcf)	45.240	50.706	-10.78%
Gas Prices (Ecents/Kwh)	1.4395	2.0572	-30.03%
Average Exchange Rate	1.1055	1.1275	- 1.95%
Gas Royalties Payable	$961,675	$1,798,108	-46.52%
Gas Prices ($/Mcf)	$4.45	$6.48	-31.33%

For the nine months ended June 30, 2020, gas sales from western Oldenburg accounted for only 31.11% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 80.66%, or $2,813,890 out of $3,488,644, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first nine months of fiscal 2020 increased 0.37% or $2,377 to $636,393 in comparison to $634,016 for the prior fiscal year's equivalent period. This increase in expenses reflects accounting expenses associated with the examination of the royalty statements by the Trust's accountants in Germany. Trust interest income received during the first nine months of fiscal 2020 decreased to $2,704 in comparison to $11,441 received in the first nine months of fiscal 2019 due to lower interest rates in effect and reduced deposit balances.

This report on Form 10-Q may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future expectations and events or conditions concerning the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

- risks and uncertainties concerning levels of gas production and gas sale prices,   general economic conditions, currency exchange rates, and the overall impact     of the novel coronavirus identified as COVID-19;

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2020 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2020.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

August 28, 2020