Form 10-K
period 2020-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2020-12-30
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2020  or

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

Large accelerated filer Accelerated filer
Non-accelerated filer X Smaller reporting company X
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   X

On April 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $29,431,481.

As of December 30, 2020, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2020 Annual Meeting to be held on February 17, 2021.

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

Neither the Trust nor the Trustees on behalf of the Trust conduct any active business activities or operations. The function of the Trustees is to monitor, verify, collect, hold, invest and distribute the royalty payments made to the Trust. Under the Trust Agreement, the Trustees make quarterly distributions of the net funds received by the Trust on behalf of the unit owners. Funds temporarily held by the Trust prior to their distribution are invested in an interest bearing money market account.

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

The overriding royalty rights held by the Trust are derived from contracts and agreements originally entered into by German subsidiaries of the predecessor Corporation during the early 1930s. The Trust's primary royalty rights are based on a government granted concessions and remain in effect as long as there are continued production activities and/or exploration efforts within the concession. It is generally anticipated that production activities will continue as long as they remain economically profitable. The Trust holds other royalty rights, which are based on leases which have passed their original expiration dates. These leases remain in effect as long as there is continued production or the lessor does not cancel the lease. Individual lessors will normally not seek termination of the rights originally granted because the leases provide for royalty payments to the lessors if sales of oil or gas result from discoveries made on the leased land. Additionally, termination by individual lessors would result in the escheat of mineral rights to the applicable state.

Royalties are paid to the Trust on sales from production under these leases and concessions on a regular monthly or quarterly basis pursuant to the royalty agreements. The Trust receives the royalty payments exclusively in Euros. After the royalties have been deposited in the Trust's account with Deutsche Bank in Germany, sufficient funds are reserved to handle any outstanding or anticipated expenses and maintain a minimal balance of 10,000 Euros. The Trust's standing instructions with Deutsche Bank are then executed converting the remainder of Euro denominated funds into U.S. dollars based upon the available exchange rates. Following this conversion to U.S. dollars, the royalties are automatically transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk, and the fluctuations in the conversion rate impact its financial results. Since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

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

While Germany has laws relating to environmental protection, the Trustees do not have detailed information concerning the present or possible effect of such laws on operations in areas where the Trust holds royalty rights on production and sale of products from those areas. The Trustees were informed by the Trust's German consultant that on July 8, 2016, a hydraulic fracturing ("fracking") law was passed in Germany permitting fracking in sandstone at any depth. The law requires that an environmental impact study be performed and that permission by the relevant water authority be granted in order to ensure the protection of drinking water supplies. Based upon an analysis of the details of this law, the Trust's German consultant has informed the Trust that fracking will be permitted in all current productive zones within the Oldenburg concession (as defined below) both due to the depths involved and the nature of the productive zones. However, the operating companies would still have to comply with all regulatory requirements governing the use of fracking. The failure by the operating companies to comply with all regulatory requirements could affect the volume of gas, sulfur and oil production by the operating companies and could adversely affect the royalties paid to the Trust.

The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock)("UUCSR")), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. As a cost savings measure, the royalty examination is conducted on a biennial basis. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested to be made. As a result of the amendments to the Trust's royalty agreements which effect pricing simplification (see Item 7 of this Report), examinations by the Trust's German accountants have been simplified since these examinations are primarily limited to the verification of the gas quantities sold. Although these periodic examinations may also disclose other matters that are subject to dispute between the parties, these disputes have historically been resolved through negotiations without the need for litigation. The Trust's accountants in Germany will begin their examination of the operating companies for calendar years 2019 and 2020 in November 2021 when the final sales figures and the German Border Import gas Prices (see Item 7 of this Report) became available.

(c) Financial Information about Geographic Areas.  In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2020.

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

Day-to-day matters are handled by the Managing Director, John R. Van Kirk, who also serves as CEO and CFO. John R. Van Kirk has held the position of Managing Director of the Trust since November 1990. As a cost saving measure, the Trust shifted to a virtual office in fiscal 2019. This shift has not impacted the operations or administration of the Trust. In addition to the Managing Director, the Trust has one administrative employee in the United States, whose title is Administrator.

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

The Trust is also entitled under an agreement with Mobil Erdgas to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg (the "Mobil Sulfur Agreement"). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties under the Mobil Agreement totaled $71,280 and $150,157 during fiscal 2020 and 2019, respectively.

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

Vermilion Energy Inc. ("Vermilion"), a Canadian based international oil and gas producer, entered into a Farm-In Agreement (the "Farm-In Agreement") with Mobil Erdgas and BEB effective as of January 1, 2016. The Farm-In Agreement does not impact the Trust's royalty interests. The Trust has been advised by its consultant in Germany that, based on the consultant's conversations with EMPG employees and other sources, Vermilion has acquired an interest in various portions of a concession or areas owned by Mobil Erdgas and BEB pursuant to the Farm-In Agreement. As of the date of this report, no drilling or development work within the Oldenburg Concession has been done by Vermilion, and the Trust is unaware of any potential extension of the Farm-In Agreement beyond 2020

The following is a schedule of royalty income for the fiscal year ended October 31, 2020 by product, geographic area and operating company:

By Product:
Product	Royalty Income
Gas Well and Oil Well Gas	$3,807,678
Sulfur	$209,345
Oil	$32,994

By Geographic Area:
Area	Royalty Income
Western Oldenburg	$3,240,029
Eastern Oldenburg	$809,988

By Operating Company:
Company	Royalty Income
Mobil Erdgas (under the Mobil Agreement)	$2,872,610
BEB (under the OEG Agreement)	$1,177,407

Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2020 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2020 (the "Cost Depletion Report"). The Cost Depletion Report, dated November 30, 2020, was prepared by Graves & Co. Consulting, LLC, 2777 Allen Parkway, Suite 1200, Houston, Texas 77019 ("Graves & Co."). Graves & Co. is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2020 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2020 for the primary area in which the Trust holds overriding royalty rights. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2020. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

The cost depletion percentage is prepared by Graves & Co. for the Trust's unit owners for tax reporting purposes. The cost depletion percentage in that report for calendar 2020 is 16.5776%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2020 calendar year are included on removable pages in the 2020 Annual Report. Additionally, the tax reporting information for 2020 is available on the Trust's website, http://neort.com/tax-letters.html.

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

Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2020 and a five-year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2020, 2019, 2018, 2017 and 2016 computed from quarterly sales reports of operating companies received by the Trust during such periods.

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

The properties of the Trust are described in Item 2. Properties of this Report. Of particular importance with respect to royalty income are the two royalty agreements, the Mobil Agreement and the OEG Agreement. The Mobil Agreement covers gas sales from the western part of the Oldenburg concession. The Trust has traditionally received the majority of its royalty income under the Mobil Agreement due to the higher royalty rate of 4%. The OEG Agreement covers gas sales from the entire Oldenburg concession but the royalty rate of 0.6667% is significantly lower and gas royalties have been correspondingly lower.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the total royalties in fiscal 2020. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. For purposes of the royalty calculations, the determination of the gas price is explained in detail in the following three paragraphs.

On August 26, 2016, the Mobil and OEG Agreements were amended establishing a new base for the determination of gas prices upon which the Trust's royalties are calculated. This new base is set as the state assessment base for natural gas used by the operating companies in their calculation of royalties payable to the State of Lower Saxony. This change reflects a shift from the use of gas ex-field prices ("contractual prices") to the prices calculated for the German Border Import gas Price ("GBIP"). For the royalty calculations, the average GBIP used under the Mobil and OEG Royalty Agreements has been and will continue to be increased by 1% and 3%, respectively.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form, which is sold separately. With full operation of the plant, raw gas input capacity stands at approximately 400 million cubic feet ("MMcf") per day. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. As part of the regular 10-year scheduled maintenance, Grossenkneten underwent an overhaul from September 8, 2020 through October 13, 2020. During this time the plant was completely shut down and no sour gas was processed. Since sour gas accounts for 75% of overall gas sales and 98% of western gas sales, this shutdown significantly impacted royalty income during the fourth quarter of fiscal 2020 and will likely impact royalty income during the upcoming first quarter of fiscal 2021.

For unit owners, changes in the U.S. dollar value of the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. dollars at the applicable exchange rate and transferred from Germany to the Trust's bank account in the United States. In relation to the U.S. dollar, a stronger Euro would yield more U.S. dollars and a weaker Euro would yield fewer U.S. dollars.

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

The Trust has previously distributed information regarding the negative adjustment of Euros 444,931 that is being carried over to the first quarter of fiscal 2021. Given the level of expected royalty payments for the first quarter of fiscal 2021 based upon the prior calendar quarter's actual royalties paid, the Trust anticipates the royalties for the first quarter of fiscal 2021 will be almost completely offset by this negative adjustment. It is possible that the anticipated royalties for the first quarter of fiscal 2021 may be increased by a positive end of quarter royalty adjustment in January; however, the two-week total shutdown of the Grossenkneten desulfurization plant in early October may reduce the potential for such a positive adjustment. No assurances with respect to any positive end of quarter royalty adjustment can be given at this time.

Results:  Fiscal 2020 versus Fiscal 2019

For fiscal 2020, the Trust's gross royalty income decreased 51.47% to $4,050,017 from $8,344,712 in fiscal 2019. The decrease in the amount of royalty income resulted in the lower distribution. The total distribution for fiscal 2020 was $0.32 per unit compared to $0.82 per unit for fiscal 2019. Gas prices and gas sales under both royalty agreements declined significantly while the average exchange rates were only down slightly. The royalty income attributable to gas sales under the Mobil Agreement in fiscal 2020 decreased by $2,084,772 as compared to fiscal 2019. Royalty income attributable to gas sales under the OEG Agreement in fiscal 2020 decreased by $1,108,806 as compared to fiscal 2019.

As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous periods. During fiscal 2020, the adjustments based on royalties payable for 2017, 2018 and 2019 decreased royalty income by $653,916. During fiscal 2019, the adjustments based on royalties payable for 2018 increased royalty income by $225,450. In fiscal 2020 and 2019, Mobil sulfur royalties totaled $71,280 and $150,157, respectively.

Gas sales under the Mobil Agreement decreased 15.86% to 17.259 Billion cubic feet ("Bcf") in fiscal 2020 from 20.513 Bcf in fiscal 2019. The most significant factor resulting in the decrease in gas sales for 2020 was the negative impact of COVID-19 on the German, European and global economies. In addition, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2020 Gas Sales	2019 Gas Sales	Percentage change
First	4.884	5.535	-11.76%
Second	4.624	5.195	-10.99%
Third	4.565	4.902	-6.87%
Fourth	3.186	4.881	-34.73%
Fiscal Year Total	17.259	20.513	-15.86%

Average prices for gas sold under the Mobil Agreement decreased 30.10% to 1.3185 Euro cents per kilowatt hour ("Ecents/kWh") in fiscal 2020 from 1.8862 Ecents/kWh in fiscal 2019.

Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2020 Average Gas Prices	2019 Average Gas Prices	Percentage change
First	1.3550	2.0582	-34.17%
Second	1.6349	2.1250	-23.06%
Third	1.2326	1.8620	-33.80%
Fourth	0.9255	1.4612	-36.66%
Fiscal Year Average	1.3185	1.8862	-30.10%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $4.21 per thousand cubic feet ("Mcf"), a 30.76% decrease from fiscal 2019's average price of $6.08/Mcf. For fiscal 2020, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of $1.1145, a decrease of 0.73% from the average Euro/U.S. dollar exchange rate of $1.1227 for fiscal 2019.

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2020 Average Euro Exchange Rate	2019 Average Euro Exchange Rate	Percentage change
First	1.1105	1.1349	-2.15%
Second	1.0943	1.1267	-2.88%
Third	1.1143	1.1202	-0.53%
Fourth	1.1761	1.1004	+6.88%
Fiscal Year Average	1.1145	1.1227	-0.73%

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2020, the volume of gas sold from western Oldenburg accounted for only 30.91% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 81.43% or $3,100,714 out of a total of $3,807,678 in overall Oldenburg gas royalties.

Gas sales under the OEG Agreement decreased 16.55% to 55.841 Bcf in fiscal 2020 from 66.912 Bcf in fiscal 2019. The most significant factor resulting in the decrease in gas sales for 2020 was the negative impact of COVID-19 on the German, European and global economies. In addition, according to the Trust's consultant in Germany, it is likely that some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2020 Gas Sales	2019 Gas Sales	Percentage change
First	16.026	17.536	-8.61%
Second	15.266	16.851	-9.41%
Third	13.948	16.320	-14.53%
Fourth	10.601	16.205	-34.58%
Fiscal Year Total	55.841	66.912	-16.55%

Average gas prices for gas sold under the OEG Agreement decreased 29.91% to 1.3458 Ecents/kWh in fiscal 2020 from 1.9200 Ecents/kWh in fiscal 2019.

Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2020 Average Gas Prices	2019 Average Gas Prices	Percentage change
First	1.3818	2.0989	-34.17%
Second	1.6672	2.1670	-23.06%
Third	1.2570	1.8988	-33.80%
Fourth	0.9438	1.4901	-36.66%
Fiscal Year Average	1.3458	1.9200	-29.91%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $4.18/Mcf, a 30.56% decrease from fiscal 2019's average price of $6.02/Mcf. For fiscal 2020, royalties paid under the OEG Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of $1.1114, a decrease of 0.99% from the average Euro/U.S. dollar exchange rate of $1.1225 for fiscal 2019.

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2020 Average Euro Exchange Rate	2019 Average Euro Exchange Rate	Percentage change
First	1.1115	1.1352	-2.09%
Second	1.0955	1.1267	-2.77%
Third	1.1141	1.1187	-0.41%
Fourth	1.1730	1.0989	+6.74%
Fiscal Year Average	1.1114	1.1225	-0.99%

Interest income for fiscal 2020 of $2,853 decreased from interest income of $14,451 for fiscal 2019 due to reduced royalty income and lower interest rates in effect. Trust expenses decreased $14,591, or 1.87%, to $766,507 in fiscal 2020 from $781,098 in fiscal 2019 due to the reduced office expenses associated with the conversion to a virtual office and reduced Trustees' fees as specified in the provisions of the Trust Agreement.

Report on Exploration and Drilling

The Trust's German consultant periodically contacts the representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the most recent information the Trust's German consultant received from representatives of EMPG as of November 2020. The Trust is not able to confirm the accuracy of any of the information supplied by the operating companies. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

Doetlingen Z-3A, which had ceased production in 2013, was plugged and abandoned in 2020. Varenesch Z-1 as well as Varnhorn Z-5 and Z-10 have been secured and are awaiting final plugging and abandonment.

Varnhorn Z-2 underwent a workover and several stimulation jobs to optimize performance. The surface facilities of two Carboniferous wells, Goldenstedt Z-9 and Z-23, had suffered heavy corrosion and suspended production for four weeks during May-June 2020.

Ahlhorn Z-3, a sour gas exploration/re-development well, has been postponed indefinitely due to budget reasons and low gas prices. While preliminary permit requests had been filed with the Mining Authority in October 2019, it is unclear whether drilling will commence in 2021. If drilling is started, the project duration is estimated by EMPG to be about one year. This well will attempt to reactivate the Ahlhorn field which was abandoned in 1997.

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

• the effect of the novel coronavirus identifies as "COVID-19" on our financial    results.

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

Item 8.   Financial Statements and Supplementary Data.

NORTH EUROPEAN OIL ROYALTY TRUST

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Financial Statements:

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2020 and 2019	F-3

Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2020 and 2019	F-4

Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2020 and 2019	F-5

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2020 and 2019	F-6

Notes to Financial Statements	F-7 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners of
North European Oil Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2020 and 2019, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents, for each of the two years in the period ended October 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and its revenue collected and expenses paid, and changes in its cash and cash equivalents for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

As described in Note 1, these financial statements have been prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Mazars USA LLP

We have served as the Trust's auditor since 2006
New York, NY
December 30, 2020

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
OCTOBER 31, 2020 AND 2019
	2020	2019
ASSETS
Current assets -- Cash and cash equivalents	$649,585	$1,590,893

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$649,586	$1,590,894

	2020	2019
LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid November 2020 and 2019	$183,811	$1,470,494

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	465,774	120,399

Total Liabilities and Trust Corpus	$649,586	$1,590,894

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2020 AND 2019

	2020	2019
Gas, sulfur and oil royalties received	$4,050,017	$8,344,712
Interest income	2,853	14,451
Trust Income	4,052,870	8,359,163
Non-related party expenses	(715,490)	(703,351)
Related party expenses (Note 3)	(51,017)	(77,747)
Trust Expenses	($766,507)	($781,098)
Net Income	$3,286,363	$7,578,065
Net income per unit	$0.36	$0.82
Distributions per unit paid or to be paid to unit owners	$0.32	$0.82

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2020 AND 2019
	2020	2019
Balance, beginning of period	$120,399	$78,618
Net income	3,286,363	7,578,065
	3,406,762	7,656,683
Less:
Current year distributions paid or to be paid to unit owners	2,940,988	7,536,284
Balance, end of period	$465,774	$120,399

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2020 AND 2019
	2020	2019
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$4,050,017	$8,344,712
Interest income	2,853	14,451
	$4,052,870	$8,359,163
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	$766,507	$781,098
Distributions paid	4,227,671	7,444,379
	$4,994,178	$8,225,477
Net increase (decrease) in cash and cash equivalents during the year	(941,308)	133,686
Cash and cash equivalents, beginning of year	1,590,893	1,457,207
Cash and cash equivalents, end of year	$649,585	$1,590,893

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2020 AND 2019

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

The Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the prior periods, including the immediately preceding calendar quarter. Negative adjustments are carried over to the succeeding quarter. A negative adjustment of 444,931 Euros from the fourth quarter of fiscal 2020 will be carried over and offset against future royalty revenue received in the first quarter of fiscal 2021.

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2020, the uninsured amounts held in the Trust's U.S. bank accounts were $387,960. In addition, the Trust held Euros 9,977, the equivalent of $11,626, in its German bank account at October 31, 2020.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2020 and 2019, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office services to the Trust at cost. For such office services, the Trust reimbursed the Managing Director $4,020, and $26,166 in fiscal 2020 and 2019, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is no longer a partner of the firm but remains a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For legal services, the Trust paid Cahill Gordon & Reindel LLP $46,997 and $51,581 in fiscal 2020 and 2019, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2020 and 2019 calendar years.

(5) Quarterly results (unaudited):

The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2020 and 2019:

Fiscal 2020 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$1,025,965	$1,275,824	$1,399,614	$348,614	$4,050,017
Net income	$747,737	$1,041,902	$1,278,075	$218,649	$3,286,363
Net Income per unit	$ 0.08	$ 0.11	$ 0.14	$ 0.02	$ 0.36
Distribution paid or to be paid	$735,247	$1,010,965	$1,010,965	$183,811	$2,940,988
Distribution per unit or to be paid to unit owners	$ 0.08	$ 0.11	$ 0.11	$ 0.02	$ 0.32

Fiscal 2019 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$2,303,000	$2,235,350	$2,146,227	$1,660,135	$8,344,712
Net income	$2,037,785	$2,001,753	$2,022,464	$1,516,063	$7,578,065
Net Income per unit	$ 0.22	$ 0.22	$ 0.22	$ 0.16	$ 0.82
Distribution paid or to be paid	$2,021,930	$2,021,930	$2,021,930	$1,470,494	$7,536,284
Distribution per unit or to be paid to unit owners	$ 0.22	$ 0.22	$ 0.22	$ 0.16	$ 0.82

Item 9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2020. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2020.

Internal Control over Financial Reporting

Part A. Management's Report on Internal Control over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2020.

Part B. Attestation Report of Independent Registered Public Accounting Firm

Not applicable

Part C. Changes in Internal Control over Financial Reporting

There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2021, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2021, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
     Stockholder Matters.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2021, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2021, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2021, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of the documents filed as part of this Report:

1. Financial Statements

Index to Financial Statements for the Fiscal Years Ended October 31, 2020         and 2019

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2020         and 2019

Statements of Revenue Collected and Expenses Paid for the Fiscal Years         Ended October 31, 2020 and 2019

Statements of Undistributed Earnings for the Fiscal Years Ended October 31,         2020 and 2019

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years         Ended October 31, 2020 and 2019

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

NORTH EUROPEAN OIL ROYALTY TRUST

Dated: December 30, 2020	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 30, 2020	/s/Robert P. Adelman
Robert P. Adelman, Managing Trustee

Dated: December 30, 2020	/s/Ahron H.Haspel
Ahron H. Haspel, Trustee

Dated: December 30, 2020	/s/Lawrence A. Kobrin
Lawrence A. Kobrin, Trustee

Dated: December 30, 2020	/s/Nancy J. Prue
Nancy J. Prue, Trustee

Dated: December 30, 2020	/s/Willard B. Taylor
Willard B. Taylor, Trustee

Dated: December 30, 2020	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Principal Accounting Officer

Exhibit Index

rt
Exhibit	Page
(3.1)	North European Oil Royalty Trust Agreement, dated September 10, 1975, as amended through February 13, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008 (File No. 0-8378)).

(3.2)	Amended and Restated Trustees' Regulations, amended and restated as of October 31, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed November 2, 2007 (File No. 0-8378)).

(4.1)	Description of Securities	32

(10.1)	Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.2)	Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979 (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.3)	English language translation of Amendment Agreement dated August 26, 2016 between Oldenburgische Erdolgesellschaft mbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(10.4)	English language translation of Amendment Agreement dated August 26, 2016 between Mobil Erdgas-Erdol GmbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(21)	There are no subsidiaries of the Trust.

(31)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		33
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		35
(99.1)	Calculation of Cost Depletion Percentage for the 2020 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2020 prepared by Graves & Co. Consulting, LLC		36
(99.2)	Order Approving Settlement signed by Vice Chancellor Jack Jacobs of the Delaware Court of Chancery (incorporated by reference as Exhibit 99.2 to Current Report on Form 8-K, filed February 26, 1996).