Form 10-K/A
period 2020-10-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2021-02-24
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2020 Annual Meeting held on February 17, 2021, which definitive proxy statement was filed with the Securities and Exchange Commission on January 4, 2021.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 ("the Amendment") to the North European Oil Royalty Trust's Annual Report on Form 10-K for the year ended October 31, 2020, which was originally filed with the Securities and Exchange Commission on December 30, 2020 ("the Original Filing"). This Amendment is being filed solely to amend the wording of the opinion of Mazars USA LLP within Page F-1 which were incorrect in the Original Filing.

No other change is made to the Original Filing. This Amendment does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company's principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Part II

Item 8.   Financial Statements and Supplementary Data.

NORTH EUROPEAN OIL ROYALTY TRUST

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1 - F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners of
North European Oil Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2020 and 2019, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents, for each of the two years in the period ended October 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and its revenue collected and expenses paid, and changes in its cash and cash equivalents for each of the two years in the period ended October 31, 2020, in conformity with the modified cash basis of accounting described in Note 1.

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

F-1

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

F-2

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH EUROPEAN OIL ROYALTY TRUST

Dated: February 24, 2021	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Principal Accounting Officer

Exhibit Index

Exhibit	Page

(31) Certification of Chief Executive Officer and Chief Financial Officer	..................8
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of Chief Executive Officer and Chief Financial Officer	.................10
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002