Form 10-K/A
period 2020-10-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2021-02-26
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 2 ("the Amendment") to the North European Oil Royalty Trust's Annual Report on Form 10-K for the year ended October 31, 2020, which was originally filed with the Securities and Exchange Commission on December 30, 2020 ("the Original Filing"). This Amendment is being filed solely to append the full text of Item 8 of Part II including the amended wording of the opinion of Mazars USA LLP within Pages F-1 and F-2 which were incorrect in the Original Filing.

No other change is made to the Original Filing. This Amendment does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company's principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 2 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

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

The Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the prior periods, including the immediately preceding calendar quarter. Negative adjustments are carried over to the succeeding quarter. A negative adjustment of 444,931 Euros from the fourth quarter of fiscal 2020 will be carried over and offset against future royalty revenue received in the first quarter of fiscal 2021 ..

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH EUROPEAN OIL ROYALTY TRUST

Dated: February 26, 2021	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Principal Accounting Officer

Exhibit Index

Exhibit	Page

(31) Certification of Chief Executive Officer and Chief Financial Officer	.................16
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of Chief Executive Officer and Chief Financial Officer	.................18
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002