Form 10-Q
period 2021-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2021-05-28
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2021  or

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

9,190,590 Units of Beneficial Interest Outstanding as of April 30, 2021

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
APRIL 30, 2021 AND OCTOBER 31, 2020
(Unaudited)
	2021	2020
ASSETS
Current assets -- Cash and cash equivalents	$1,408,439	$649,585

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,408,440	$649,586

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid May 2021 and November 2020	$1,286,682	$183,811

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	121,757	465,774

Total Liabilities and Trust Corpus	$1,408,440	$649,586

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED APRIL 30, 2021 AND 2020
(Unaudited)
	2021	2020
Gas, sulfur and oil royalties received	$1,400,159	$1,275,824
Interest income	102	578
Trust Income	$1,400,261	$1,276,402

Non-related party expenses	(191,258)	(225,143)
Related party expenses (Note 3)	(10,556)	(9,357)
Trust Expenses	(201,814)	(234,500)

Net Income	$1,198,447	$1,041,902

Net income per unit	$0.13	$0.11
Distributions per unit paid or to be paid to unit owners	$0.14	$0.11

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2021 AND 2020
(Unaudited)
	2021	2020
Gas, sulfur and oil royalties received	$1,683,598	$2,301,789
Interest income	185	2,473
Trust Income	$1,683,783	$2,304,262

Non-related party expenses	(342,748)	(481,004)
Related party expenses (Note 3)	(30,746)	(33,619)
Trust Expenses	(373,494)	(514,623)

Net Income	$1,310,289	$1,789,639

Net income per unit	$0.14	$0.19
Distributions per unit paid or to be paid to unit owners	$0.18	$0.19

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2021 AND 2020
(Unaudited)
	2021	2020
Balance, beginning of period	$465,774	$120,399
Net income	1,310,289	1,789,639
	1,776,063	1,910,038
Less:
Current year distributions paid or to be paid to unit owners	1,654,306	1,746,212
Balance, end of period	$121,757	$163,826

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2021 AND 2020
(Unaudited)
	2021	2020
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$1,683,598	$2,301,789
Interest income	185	2,473
	1,683,783	2,304,262
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	373,494	514,623
Distributions paid	551,435	2,205,741
	924,929	2,720,364
Net increase (decrease) in cash and cash equivalents during the period	758,854	(416,102)
Cash and cash equivalents, beginning of period	649,585	1,590,893
Cash and cash equivalents, end of period	$1,408,439	$1,174,791

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2021, the uninsured amount held in the Trust's U.S. bank accounts was $1,146,562. In addition, the Trust held Euros 9,870, the equivalent of $11,877, in its German bank account at April 30, 2021.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2021 and 2010, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $1,756 and $2,562 in the second quarter of fiscal 2021 and 2020, respectively. For such office expenses, the Trust reimbursed the Managing Director $3,971 and $2,562 in the first six months of fiscal 2021 and 2020, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the second quarter of fiscal 2021 and 2020, the Trust paid Cahill Gordon & Reindel LLP $8,800 and $6,795 for legal services, respectively. For the first six months of fiscal 2021 and 2020, the Trust paid Cahill Gordon & Reindel LLP $26,775 and $31,057 for legal services, respectively.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 91% of the cumulative royalty income received in fiscal 2021. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs less treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant which commenced operations in 1972. The desulfurization process removes hydrogen sulfide and other contaminants before the "clean" gas can be sold. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant's two remaining parallel processing units ("trains"), raw gas input capacity stands at approximately 400 million cubic feet ("MMcf") per day. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. For a 10-week period during the summer of 2020, Grossenkneten was completely shut down. Major renovation work was conducted between August 21 to October 13, 2020 with lead-up and finalization work being added to the respective ends of the period. This refurbishment must be undertaken every 10 years and is monitored by an independent third-party inspector that must certify on the successful completion of all the required work with regard to the safety of operations. The work necessitated an expansion in the number of employees by about 800 employees and technicians for the duration and included the installation of a new gas and heat exchanger with a cost of approximately Euros 500,000. Following this most recent refurbishment, ExxonMobil has stated that beginning Spring 2021 it will be conducting a sour gas study through the end of 2021. All cost aspects from drilling through processing with ongoing maintenance from the wellhead to pipelines to final processing at Grossenkneten will be evaluated in light of current sour gas reserves and possible additions to reserves through new wells or sidetracks from existing wells. This analysis will be matched with anticipated future gas prices and the return on investment to determine the most economical course of action.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99% of the cumulative royalty income received under this agreement in the first half of fiscal 2021. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2021, the Trust received $101,678 in sulfur royalties under the Mobil Sulfur Agreement. In the first six months of fiscal 2020, the Trust received $107,524 in sulfur royalties under the Mobil Sulfur Agreement.

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

Results: Second Quarter of Fiscal 2021 versus Second Quarter of Fiscal 2020

Total royalty income received during the second quarter of fiscal 2021 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2021. A distribution of 14 cents per unit was paid on May 26, 2021 to owners of record as of May 14, 2021. Comparisons of total royalty income received and net income for the second quarter of fiscal 2021 and 2020 are shown below.

	2nd Fiscal Quarter Ended 4/30/2021	2nd Fiscal Quarter Ended 4/30/2020	Percentage Change
Total Royalty Income	$1,400,159	$1,275.824	+9.75%
Net Income	$1,198,447	$1,041,902	+15.02%
Distribution per Unit	$0.14	$0.11	+27.27%

The increase in total royalty income for the second quarter of fiscal 2021 in comparison to the second quarter of fiscal 2020 resulted primarily from the absence of any negative adjustments carried forward from the prior quarter. Details regarding gas prices, gas sales, gas royalties and average exchange rates under both the Mobil and OEG Agreements are shown in the table below.

Total royalty income includes positive and negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. In the second quarter of fiscal 2021, total royalty income was not affected because there were no prior period adjustments, but was increased by Mobil sulfur royalties of $36,411. In the second quarter of fiscal 2020, total royalty income was reduced by negative prior period adjustments totaling $137,944 and was increased by Mobil sulfur royalties of $31,105.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the first calendar quarter of 2021 and the average German Border Import gas Price for the period of November 2020 through January 2021. No adjustments for prior periods are reflected in the gas royalties

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	1st Calendar Quarter Ended 3/31/2021	1st Calendar Quarter Ended 3/31/2020	Percentage Change
Gas Sales (Bcf) [1]	4.354	4.624	-5.84%
Gas Prices[2] (Ecents/Kwh)[3]	1.5395	1.6349	-5.84%
Average Exchange Rate[4]	1.2020	1.0943	+9.84%
Gas Royalties	$921,896	$946,174	-2.57%
Gas Prices ($/Mcf)[5]	$5.29	$5.12	+3.32%

OEG Agreement
Gas Sales (Bcf)	14.495	15.266	-5.05%
Gas Prices (Ecents/Kwh)	1.5700	1.6672	-5.83%
Average Exchange Rate	1.2022	1.0955	+9.74%
Gas Royalties Payable	$383.843	$393,001	-2.33%
Gas Prices ($/Mcf)	$5.27	$5.10	+3.33%

Footnotes
1. Billion cubic feet
2. Gas prices derived from November-January period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2021, gas sales from western Oldenburg accounted for only 30.04% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 79.43%, or $1,037,082 out of $1,305,617, in Oldenburg royalties attributable to gas.

Trust expenses for the second quarter of fiscal 2021 decreased 13.94%, or $32,686, to $201,814 from $234,500 in the second quarter of fiscal 2020. The decrease in expenses reflects reduced Trustee fees as specified by the Trust Agreement, reduced printing costs related to the changed format for the annual report, lower meeting and travel expenses resulting from the change to virtual meetings during the pandemic-imposed restriction period, and the shift in the timing of the payment relating to the biennial examination of the royalty statements by the Trust's German accountants. Trust interest income received in the second quarter of fiscal 2021 decreased to $102 in comparison to $578 received in the second quarter of fiscal 2020 due to lower interest rates and lower net income.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2021, compared to that at fiscal year-end (October 31, 2020), shows an increase in assets due to higher royalty receipts during the second quarter of fiscal 2021.

Results: First Six Months of Fiscal 2021 versus First Six Months of Fiscal 2020

Total royalty income during the first six months of fiscal 2021 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2020 and the first calendar quarter of 2021. Comparisons of total royalty income received and net income for the first six months of fiscal 2021 and 2020 are shown below.

	Six Months Ended 4/30/2021	Six Months Ended 4/30/2020	Percentage Change
Total Royalty Income	$1,683,598	$2,301,789	-26.86%
Net Income	$1,310,289	$1,789,639	-26.78%
Distribution per Unit	$0.18	$0.19	-5.26%

The decrease in total royalty income for the first six months of fiscal 2021 in comparison to the first six months of fiscal 2020 resulted from lower gas prices and lower gas sales under both the Mobil and OEG Agreements as shown in the table below.

Total royalty income includes positive and negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. During the first six months of fiscal 2021, total royalty income was reduced by negative prior period adjustments totaling $538,651 and was increased by Mobil sulfur royalties of $101,678. During the first six months of fiscal 2020, total royalty income was reduced by negative prior period adjustments totaling $388,634 and was increased by Mobil sulfur royalties of $70,378.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2020 and the first calendar quarter of 2021 and the average German Border Import gas Price for the period of August 2020 through January 2021. No adjustments for prior periods are reflected in the gas royalties.

Gas Data Providing Basis for Six-Month Fiscal Period Royalties
Mobil Agreement	Six Months Ended 3/31/2021	Six Months Ended 3/31/2020	Percentage Change
Gas Sales (Bcf)	7.577	9.507	-20.30%
Gas Prices(Ecents/Kwh)	1.3925	1.4908	-6.59%
Average Exchange Rate	1.2055	1.1019	+9.40%
Gas Royalties	$1,454,024	$1,790,082	-18.77%
Gas Prices ($/Mcf)	$4.80	$4.71	+1.91%

OEG Agreement
Gas Sales (Bcf)	26.116	31.292	-16.54%
Gas Prices (Ecents/Kwh)	1.4135	1.5211	-7.07%
Average Exchange Rate	1.2056	1.1028	+9.32%
Gas Royalties	$577,109	$725,243	-20.43%
Gas Prices ($/Mcf)	$4.75	$4.68	+1.50%

For the six months ended 3/31/2021, gas sales from western Oldenburg accounted for only 29.01% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 79.90%, or $1,622,317 out of $2,030,530, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first six months of fiscal 2021 decreased 27.42%, or $141,129, to $373,494 from $514,623 for the first six months of fiscal 2020. The decrease in expenses reflects the lower insurance costs, reduced Trustee fees as specified by the Trust Agreement, reduced printing costs, lower meeting and travel expenses resulting from the change to virtual meetings during the pandemic-imposed restriction period, and the shift in the timing of the payment relating to the biennial examination of the royalty statements by the Trust's German accountants. Trust interest income received during the first six months of fiscal 2021 decreased to $185 in comparison to $2,473 received in the first six months of fiscal 2020 due to lower net income and lower interest rates.

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

The Trust's German consultant advised the Trust that, in these discussions, EMPG has indicated that it will not be drilling any wells during 2021. The impact of Covid-19 on gas prices and gas demand continues to impact the decision-making process regarding drilling new wells and sidetracking from existing wells.

Alhorn Z-3, a western sour gas well, was intended to reopen the Alhorn field previously closed in 1997. There is no start date for this well. The three sidetracks, two western and one eastern, previously scheduled to be drilled in conjunction with Alhorn Z-3 have also been postponed with no starting date. All of these sidetracks were intended to access further areas of the Zechstein zone and provide additional input for the Grossenkneten desulfurization plant.

There were four Carboniferous sweet gas wells (Oythe Z-4 and Goldenstedt Z-24, Z-26 and Z-27) listed in EMPG's tight gas portfolio. However, due to the additional state requirements, political difficulties associated with the required use of fracking and the timing of the results of the economic evaluation process, only one well was tentatively planned and it had no starting date. The status of the other three wells is not known.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2020 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2021.

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

May 28, 2021