Form 10-Q
period 2021-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2021-08-30
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2021  or

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

9,190,590 Units of Beneficial Interest Outstanding as of July 31, 2021

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JULY 31, 2021 AND OCTOBER 31, 2020
(Unaudited)
	2021	2020
ASSETS
Current assets -- Cash and cash equivalents	$1,485,346	$649,585

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,485,347	$649,586

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid August 2021 and paid November 2020	$1,378,588	$183,811

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	106,758	465,774

Total Liabilities and Trust Corpus	$1,485,347	$649,586

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020
(Unaudited)
	2021	2020
Gas, sulfur and oil royalties received	$1,480,863	$1,399,614
Interest income	231	231
Trust Income	$1,481,094	$1,399,845

Non-related party expenses	(113,797)	(113,362)
Related party expenses (Note 3)	(3,707)	(8,408)
Trust Expenses	(117,504)	(121,770)

Net Income	$1,363,590	$1,278,075

Net income per unit	$0.15	$0.14
Distributions per unit paid or to be paid to unit owners	$0.15	$0.11

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020
(Unaudited)
	2021	2020
Gas, sulfur and oil royalties received	$3,164,461	$3,701,403
Interest income	416	2,704
Trust Income	$3,164,877	$3,704,107

Non-related party expenses	(456,545)	(594,366)
Related party expenses (Note 3)	(34,453)	(42,027)
Trust Expenses	(490,998)	(636,393)

Net Income	$2,673,879	$3,067,714

Net income per unit	$0.29	$0.33
Distributions per unit paid or to be paid to unit owners	$0.33	$0.30

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020
(Unaudited)
	2021	2020
Balance, beginning of period	$465,774	$120,399
Net income	2,673,879	3,067,714
	3,139,653	3,188,113
Less:
Current year distributions paid or to be paid to unit owners	3,032,895	2,757,177
Balance, end of period	$106,758	$430,937

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2021 AND 2020
(Unaudited)
	2021	2020
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$3,164,461	$3,701,403
Interest income	416	2,704
	3,164,877	3,704,107
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	490,998	636,393
Distributions paid	1,838,118	3,216,705
	2,329,116	3,853,098
Net increase (decrease) in cash and cash equivalents during the period	835,761	(148,991)
Cash and cash equivalents, beginning of period	649,585	1,590,893
Cash and cash equivalents, end of period	$1,485,346	$1,441,902

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of significant accounting policies:

Basis of accounting -

The accompanying financial statements of North European Oil Royalty Trust (the "Trust") are prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Financial statement balances and financial results are presented on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). In the opinion of management, all adjustments that are considered necessary for a fair presentation of these financial statements, including adjustments of a normal, recurring nature, have been included.

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2021, the uninsured amount held in the Trust's U.S. bank accounts was $1,223,513. In addition, the Trust held Euros 9,970, the equivalent of $11,834, in its German bank account at July 31, 2021.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2021 and 2020, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office space and office expenses at cost. For such expenses, the Trust reimbursed the Managing Director $1,642 and $1,458 in the third quarter of fiscal 2021 and 2020 and $5,613 and $4,020 in the first nine months of fiscal 2021 and 2020, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the third quarter of fiscal 2021 and 2020, the Trust paid Cahill Gordon & Reindel LLP $2,065 and $6,950 for legal services and $28,840 and $38,007 for legal services, respectively.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 90% of the cumulative royalty income received in fiscal 2021. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

On or about the 25th of the months of January, April, July and October of each year, the operating companies determine the amount of royalties that are payable to the Trust based on applicable sales during the relevant period. This amount is paid out to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its upcoming fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for that period and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant which commenced operations in 1972. The desulfurization process removes hydrogen sulfide and other contaminants before the clean gas can be sold. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant's two remaining parallel processing units ("trains"), raw gas input capacity stands at approximately 400 million cubic feet ("MMcf") per day. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. For a 10-week period during the summer of 2020, Grossenkneten was completely shut down. Major renovation work was conducted between August 21 and October 13, 2020 with lead-up and finalization work being added to the respective ends of the period. This refurbishment must be undertaken every 10 years and is monitored by an independent third-party inspector that must certify the successful completion of all the required work with regard to the safety of operations. The work necessitated an expansion in the number of employees by about 800 employees and technicians for the duration and included the installation of a new gas and heat exchanger with a cost of approximately Euros 500,000. Following this most recent refurbishment, ExxonMobil has stated that beginning in Spring 2021 it will be conducting a sour gas study, which is expected to be ongoing through the end of 2021. All cost aspects from drilling through processing with ongoing maintenance from the wellhead to pipelines to final processing at Grossenkneten will be evaluated in light of current sour gas reserves and possible additions to reserves through new wells or sidetracks from existing wells. This analysis will be matched with anticipated future gas prices and the return on investment to determine the most economical course of action.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99% of the cumulative royalty income received under this agreement in fiscal 2021. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2021, the Trust received $151,861 in sulfur royalties under the Mobil Sulfur Agreement, including $50,184 in sulfur royalties during the third quarter. In the first nine months of fiscal 2020, the Trust received $71,099 in sulfur royalties under the Mobil Sulfur Agreement. The Trust did not receive any royalties attributable to sulfur sales during the third quarter of fiscal 2020 because the selling price for that quarter was below the agreed upon base price.

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

In 2016, the Mobil and OEG Agreements were amended, establishing a new base for the determination of gas prices upon which the Trust's royalties are calculated. This change reflects a shift to the prices calculated for the German Border Import gas Price ("GBIP"). The average GBIP used under the Mobil and OEG Royalty Agreements has been and will continue to be increased by 1% and 3%, respectively, for the royalty calculations. This change was intended to reduce the scope and cost of the accounting examination, eliminate ongoing disputes with OEG and Mobil regarding sales to related parties, and reduce prior year adjustments to the normally scheduled year-end reconciliation. The pricing basis has eliminated certain costs (transportation and plant gas storage), that were previously deductible prior to the royalty calculation under the OEG Agreement.

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

The Trust continues to engage a consultant in Germany, who provides general information to the Trust on the German and European economies and energy markets. The consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust is not able to confirm any of the information supplied by EMPG or the operating companies. EMPG notified the Trust's consultant that, due to the continuing low gas prices, Ahlhorn Z-3, originally scheduled to commence drilling in 2020, had been postponed until gas prices recover. For the time being, EMPG has not scheduled any new gas well drilling through 2021.

Results: Third Quarter of Fiscal 2021 Versus Third Quarter of Fiscal 2020

Total royalty income received during the third quarter of fiscal 2021 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2021. A distribution of 15 cents per unit was paid on August 25, 2021 to owners of record as of August 13, 2021. Comparisons of total royalty income and net income for the third quarter of fiscal 2021 and 2020 are shown below.

	3rd Fiscal Quarter Ended 7/31/2021	3rd Fiscal Quarter Ended 7/31/2020	Percentage Change
Total Royalty Income	$1,480,863	$1,399,614	+5.81%
Net Income	$1,363,590	$1,278,075	+6.69%
Distribution per Unit	$0.15	$0.11	+36.36%

Total royalty income reflects the inclusion of positive and/or negative adjustments that the operators make during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. In the third quarter of fiscal 2021, total royalty income was not affected because there were no prior period adjustments, but total royalty income was increased by Mobil sulfur royalties of $50,184. In the third quarter of fiscal 2020, total royalty income was reduced by net prior period adjustments totaling ($10,192) and reflected no further increase due to the absence of a current quarter Mobil sulfur royalties.

The table below is intended to illustrate trends based on actual gas sales in each fiscal quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the second calendar quarter of 2021 and the average German Border Import gas Price for the period of February 2021 through April 2021.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	2nd Calendar Quarter Ended 6/30/2021	2nd Calendar Quarter Ended 6/30/2020	Percentage Change
Gas Sales (Bcf) [1]	4.259	4.565	- 6.70%
Gas Prices[2] (Ecents/Kwh)[3]	1.6032	1.2326	+30.07%
Average Exchange Rate[4]	1.2004	1.1143	+ 7.73%
Gas Royalties	$937,634	$718,425	+30.51%
Gas Prices ($/Mcf)[5]	$5.50	$3.93	+39.95%

OEG Agreement
Gas Sales (Bcf)	14.465	13.948	+3.71%
Gas Prices (Ecents/Kwh)	1.6349	1.2570	+30.06%
Average Exchange Rate	1.1998	1.1141	+ 7.69%
Gas Royalties	$402,862	$236,432	+70.39%
Gas Prices ($/Mcf)	$5.48	$3.92	+39.80%

Footnotes
1. Billion cubic feet
2. Gas prices derived from February-April period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2021, gas sales from western Oldenburg accounted for only 29.44% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 78.81%, or $1,057,242 out of $1,341,495, of all royalties attributable to gas.

Trust expenses for the third quarter of fiscal 2021 decreased 3.50%, or $4,266, to $117,504 in comparison to $121,770 for the third quarter of fiscal 2020. The Trust received interest income in the amount of $231 during both the third quarters of fiscal 2021 and fiscal 2020.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2021, compared to that at fiscal year-end (October 31, 2020), shows an increase in assets due to higher royalty receipts during the third quarter of fiscal 2021.

Results: First Nine Months of Fiscal 2021 Versus First Nine Months of Fiscal 2020

Total royalty income received during the first nine months of fiscal 2021 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2020 and the first and second calendar quarters of 2021. Comparisons of total royalty income and net income for the first nine months of fiscal 2021 and 2020 are shown below.

	Nine Months Ended 7/31/2021	Nine Months Ended 7/31/2020	Percentage Change
Total Royalty Income	$3,164,461	$3,701,403	-14.51%
Net Income	$2,673,879	$3,067,714	-12.84%
Distribution per Unit	$0.33	$0.30	+10.00%

The decrease in total royalty income in the first nine months of fiscal 2021 from the first nine months of fiscal 2020 resulted primarily from lower gas sales under both the Mobil and OEG Agreements. Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the nine-month period, including adjustments from prior periods, as well as the inclusion of Mobil sulfur royalties. During the first nine months of fiscal 2021 and fiscal 2020, total royalty income was reduced by prior period adjustments totaling $538,651 and $399,547, respectively. The Trust received separate sulfur royalty payments under the Mobil Agreement of $151,861 and $71,099 during the first nine months of fiscal 2021 and 2020, respectively.

The table below is intended to illustrate trends based on actual gas sales in each of the fiscal nine-month periods shown. Gas royalties for the nine-month periods shown in the table below are determined based on the actual physical gas sales that occurred during the period from October 1st through June 30th and the average German Border Import gas Price for the period of August 1st through April 30th. Lower gas sales under both the Mobil and OEG Agreements were the primary factors contributing to the decrease in royalty income during the first nine-month period of fiscal 2021 in comparison to the first nine-month period of fiscal 2020.

Gas Data Providing Basis for Fiscal Nine-Month Period Royalties
Mobil Agreement	Nine Months Ended 6/30/2021	Nine Months Ended 6/30/2020	Percentage Change
Gas Sales (Bcf)	11.835	14.073	-15.90%
Gas Prices(Ecents/Kwh)	1.4683	1.4071	+4.35%
Average Exchange Rate	1.2035	1.1054	+8.87%
Gas Royalties Payable	$2,391,658	$2,508,507	-4.66%
Gas Prices ($/Mcf)	$5.05	$4.46	+13.23%

OEG Agreement
Gas Sales (Bcf)	40.581	45.240	-10.30%
Gas Prices (Ecents/Kwh)	1.4925	1.4395	+3.68%
Average Exchange Rate	1.2032	1.1055	+8.84%
Gas Royalties Payable	$979,970	$961,675	+1.90%
Gas Prices ($/Mcf)	$5.01	$4.45	+12.58%

For the nine months ended June 30, 2021, gas sales from western Oldenburg accounted for only 29.16% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 79.79%, or $2,260,721 out of $2,833,374, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first nine months of fiscal 2021 decreased 22.85% or $145,395 to $490,998 in comparison to $636,393 for the prior fiscal year's equivalent period. The decrease in expenses reflects the absence of current costs relating to the biennial examination of the royalty statements by the Trust's accountants in Germany because 2021 is an alternate year. Expenses also declined due to lower insurance costs and reduced meeting and travel costs resulting from the shift to virtual meetings. Trust interest income received during the first nine months of fiscal 2021 decreased to $416 in comparison to $2,704 received in the first nine months of fiscal 2020 due to lower interest rates in effect and reduced deposit balances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide the information required under this item.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2021 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2021.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on their design and operating effectiveness of the Trust's internal controls.

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

August 30, 2021