Form 10-K
period 2021-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2021-12-30
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2021  or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   X

On April 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $49,414,783.

As of December 30, 2021, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2021 Annual Meeting to be held on February 16, 2022.

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

The overriding royalty rights held by the Trust are derived from contracts and agreements originally entered into by German subsidiaries of the predecessor Corporation during the early 1930s. The Trust's primary royalty rights are based on a government granted concession and remain in effect as long as there are continued production activities and/or exploration efforts within the concession. It is generally anticipated that production activities will continue as long as they remain economically profitable. The Trust holds other royalty rights, which are based on leases which have passed their original expiration dates. These leases remain in effect as long as there is continued production or the lessor does not cancel the lease. Individual lessors will normally not seek termination of the rights originally granted because the leases provide for royalty payments to the lessors if sales of oil or gas result from discoveries made on the leased land. Additionally, termination by individual lessors would result in the escheat of mineral rights to the applicable state.

Royalties are paid to the Trust on sales from production under these leases and concessions on a regular monthly or quarterly basis pursuant to the royalty agreements. The Trust receives the royalty payments exclusively in Euros. After the royalties have been deposited in the Trust's account with Deutsche Bank in Germany, sufficient funds are reserved to handle any outstanding or anticipated expenses and maintain a minimal balance of 10,000 Euros. The Trust then transfers the remainder of Euro denominated funds into United States ("U.S.") dollars based upon the available exchange rates. Following this conversion to U.S. dollars, the royalties are transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk, and the fluctuations in the conversion rate impact its financial results. Since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

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

The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock)("UUCSR")), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. As a cost savings measure, the royalty examination is conducted on a biennial basis. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested to be made. As a result of the amendments to the Trust's royalty agreements which effect pricing simplification (see Item 7 of this Report), examinations by the Trust's German accountants have been simplified since these examinations are primarily limited to the verification of the gas quantities sold. Although these periodic examinations may also disclose other matters that are subject to dispute between the parties, these disputes have historically been resolved through negotiations without the need for litigation. The Trust's accountants in Germany began their examination of the operating companies for calendar years 2019 and 2020 in November 2021 when the final sales figures and the German Border Import gas Prices (see Item 7 of this Report) were both available.

(c) Financial Information about Geographic Areas.  In Item 2 of this Report, there is a schedule (by product, geographic area and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2021.

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

Day-to-day matters are handled by the Managing Director, John R. Van Kirk, who also serves as CEO and CFO. Mr. Van Kirk has held the position of Managing Director of the Trust since November 1990. As a cost saving measure, the Trust shifted to a virtual office in fiscal 2019. This shift has not impacted the operations or administration of the Trust. In addition to the Managing Director, the Trust has one administrative employee in the U.S., whose title is Administrator. The number of total employees of the Trust is two, and the number of full-time employees is two.

The Trust and UUCSR have retained the services of a consultant, an accounting firm and a legal firm in Germany. The consultant has broad experience in the petroleum industry and provides reports on a regular basis. The accounting firm and the legal firm advise and represent as needed. The Trust and the co-royalty holder share the costs of these services in Germany.

(e) Available Information.  The Trust maintains a website at http://www.neort.com. The Trust's Annual Reports, Form 10-K annual reports, Form 10-Q quarterly reports and the Definitive Proxy Statements are available through the Trust's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Press releases and tax letters are available through the website as soon as practicable after release. The North European Oil Royalty Trust Agreement (as amended), the Trust's Code of Conduct and Business Ethics, the Trustees' Regulations and the Trust's Audit Committee Charter are also available through the Trust's website. The Trust's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.

Item 1A.   Risk Factors.

Not applicable.

Item 1B.   Unresolved Staff Comments.

None

Item 2.   Properties.

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession in the Federal Republic of Germany (the "Oldenburg concession"). The Oldenburg concession covers approximately 1,386,000 acres, is located in the German federal state of Lower Saxony, and is the area from which natural gas, sulfur and oil are extracted. The Oldenburg concession currently provides nearly 100% of all the royalties received by the Trust. The Oldenburg concession is held by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of ExxonMobil, and by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group of Companies owns one-third of OEG. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG.

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

The Trust is also entitled under an agreement with Mobil Erdgas to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg (the "Mobil Sulfur Agreement"). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties under the Mobil Agreement totaled $178,367 and $71,280 during fiscal 2021 and 2020, respectively.

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

The following is a schedule of royalty income for the fiscal year ended October 31, 2021 by product, geographic area and operating company:

By Product:
Product	Royalty Income
Gas Well and Oil Well Gas	$4,159,447
Sulfur	$399,714
Oil	$43,249

By Geographic Area:
Area	Royalty Income
Western Oldenburg	$3,604,758
Eastern Oldenburg	$997,625
Non-Oldenburg Areas	$27

By Operating Company:
Company	Royalty Income
Mobil Erdgas (under the Mobil Agreement)	$3,183,864
BEB (under the OEG Agreement)	$1,418,546

Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2021 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2021 (the "Cost Depletion Report"). The Cost Depletion Report, dated November 23, 2021, was prepared by Graves & Co. Consulting, LLC, 2777 Allen Parkway, Suite 525, Houston, Texas 77019 ("Graves & Co."). Graves & Co. is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2021 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2021 for the primary area in which the Trust holds overriding royalty rights. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2021. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

The cost depletion percentage is prepared by Graves & Co. for the Trust's unit owners for tax reporting purposes. The cost depletion percentage in that report for calendar 2021 is 17.7008%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2021 calendar year are included on removable pages in the 2021 Annual Report. Additionally, the tax reporting information for 2021 is available on the Trust's website, http://www.neort.com/tax-letters.html.

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

The Trust has the authority to examine, but only for certain limited purposes, the operating companies' sales and production from the royalty areas. The Trust also has access to published materials in Germany from W.E.G. (a German organization equivalent to the American Petroleum Institute or the American Gas Association). The use of such statistical information relating to production and sales necessarily involves extrapolations and projections. Both Graves & Co. and the Trustees believe the use of the material available is appropriate and suitable for preparation of the cost depletion percentage and the estimates described in the Cost Depletion Report. The Trustees and Graves & Co. believe this report and these estimates to be reasonable and appropriate but assume that these estimates may vary from statistical estimates which could be made if reservoir production information (of the kind normally available to producing companies in the U.S.) were available. The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Cost Depletion Report.

Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2021 and a five-year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2021, 2020, 2019, 2018 and 2017 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.  Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and      Issuer Purchases of Equity Securities.

None.

PART II

Item 6.   [Reserved].

Item 7.   Management's Discussion and Analysis of Financial Condition and Results       of Operations .

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 90% of the total royalties in fiscal 2021. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. For purposes of the royalty calculations, the determination of the gas price is explained in detail in the following three paragraphs.

On August 26, 2016, the Mobil and OEG Agreements were amended to establish a new base to determine gas prices for the calculation of the Trust's royalties calculated. This new base is set as the state assessment base for natural gas used by the operating companies in their calculation of royalties payable to the State of Lower Saxony. This change reflects a shift from the use of gas ex-field prices ("contractual prices") to the prices calculated for the German Border Import gas Price ("GBIP"). The average combined totals of the GBIP for the relevant three-month period are used to provide an average gas price for the quarter. This average gas price is increased by 1% and 3% per the terms of the Mobil and OEG Royalty Agreements and is used by the operators to calculate the royalties payable to the Trust for a given quarter.

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

On approximately the 25th of the months of January, April, July and October, the operating companies calculate the volume of gas sold during the previous calendar quarter. This volume of gas sold is then multiplied by the average adjusted GBIP available at that time. Due to delays in the calculation of the GBIP by the state, the most current GBIP is from a period ending two months prior to the end of the relevant calendar quarter. The respective royalty amount is divided into thirds and forms the monthly royalty payments to the Trust (payable on the 15th of each month) for the Trust's upcoming fiscal quarter. At the same time that the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Any positive adjustments are paid immediately and any negative adjustments would be deducted from the royalty payment for the first month of the next fiscal quarter. In September of the succeeding calendar year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly. These adjustments are based on the final average GBIP for the preceding year applied to the final calculation of the total volume of gas sold by the operating companies during that year.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form, which is sold separately. With full operation of the two units, raw gas input capacity stands at approximately 400 million cubic feet ("MMcf") per day. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. As part of the regular 10-year scheduled maintenance, Grossenkneten underwent an overhaul from September 8, 2020 through October 13, 2020. During this time the plant was completely shut down and no sour gas was processed. Since sour gas accounts for 75% of overall gas sales and 98% of western gas sales, this shutdown significantly impacted royalty income during the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021.

For unit owners, changes in the U.S. dollar value of the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. dollars at the applicable exchange rate and transferred from Germany to the Trust's bank account in the U.S. In relation to the U.S. dollar, a stronger Euro would yield more U.S. dollars and a weaker Euro would yield fewer U.S. dollars.

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

Results:  Fiscal 2021 versus Fiscal 2020

For fiscal 2021, the Trust's gross royalty income increased 13.64% to $4,602,410 from $4,050,017 in fiscal 2020. The increase in the amount of royalty income resulted in the higher distribution. The total distribution for fiscal 2021 was $0.47 per unit compared to $0.32 per unit for fiscal 2020. Gas prices and the average exchange rates under both royalty agreements were higher while gas sales were down. The royalty income attributable to gas sales under the Mobil Agreement in fiscal 2021 increased by $195,626 as compared to fiscal 2020. Royalty income attributable to gas sales under the OEG Agreement in fiscal 2021 increased by $156,179 as compared to fiscal 2020.

As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous periods. During fiscal 2021, the adjustments based on royalties payable for 2020 decreased royalty income by $696,189. During fiscal 2020, the adjustments based on royalties payable for 2017, 2018 and 2019 decreased royalty income by $653,916. In fiscal 2021 and 2020, Mobil sulfur royalties totaled $178,367 and $71,280, respectively.

Gas sales under the Mobil Agreement decreased 8.33% to 15.821 Billion cubic feet ("Bcf") in fiscal 2021 from 17.259 Bcf in fiscal 2020. The most significant factor resulting in the decrease in gas sales for 2021 was the continuing negative impact of COVID-19 on the German, European and global economies. In addition, according to the Trust's consultant in Germany, some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2021 Gas Sales	2020 Gas Sales	Percentage change
First	3.222	4.884	-34.03%
Second	4.354	4.624	-5.84%
Third	4.259	4.565	-6.70%
Fourth	3.986	3.186	+25.11%
Fiscal Year Total	15.821	17.259	-8.33%

Average prices for gas sold under the Mobil Agreement increased 20.71% to 1.5915 Euro cents per kilowatt hour ("Ecents/kWh") in fiscal 2021 from 1.3185 Ecents/kWh in fiscal 2020.

Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2021 Average Gas Prices	2020 Average Gas Prices	Percentage change
First	1.1935	1.3550	-11.92%
Second	1.5395	1.6349	-5.84%
Third	1.6032	1.2326	+30.07%
Fourth	1.9573	0.9255	+111.49%
Fiscal Year Average	1.5915	1.3185	+20.71%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $5.43 per thousand cubic feet ("Mcf"), a 28.98% increase from fiscal 2020's average price of $4.21/Mcf. For fiscal 2021, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of $1.1932, an increase of 7.06% from the average Euro/U.S. dollar exchange rate of $1.1145 for fiscal 2020.

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2021 Average Euro Exchange Rate	2020 Average Euro Exchange Rate	Percentage change
First	1.2116	1.1105	+9.10%
Second	1.2020	1.0943	+9.84%
Third	1.2004	1.1143	+7.73%
Fourth	1.1703	1.1761	-0.49%
Fiscal Year Average	1.1932	1.1145	+7.06%

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2021, the volume of gas sold from western Oldenburg accounted for only 29.33% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 79.98% or $3,326,874 out of a total of $4,159,420 in overall Oldenburg gas royalties.

Gas sales under the OEG Agreement decreased 3.39% to 53.947 Bcf in fiscal 2021 from 55.841 Bcf in fiscal 2020. The most significant factor resulting in the decrease in gas sales for 2021 was the continuing negative impact of COVID-19 on the German, European and global economies. In addition, according to the Trust's consultant in Germany, some portion of the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2021 Gas Sales	2020 Gas Sales	Percentage change
First	11.622	16.026	-27.48%
Second	14.495	15.266	-5.05%
Third	14.465	13.948	+3.71%
Fourth	13.365	10.601	+26.07%
Fiscal Year Total	53.947	55.841	-3.39%

Average gas prices for gas sold under the OEG Agreement increased 20.19% to 1.6175 ecents/kWh in fiscal 2021 from 1.3458 ecents/kWh in fiscal 2020.

Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2021 Average Gas Prices	2020 Average Gas Prices	Percentage change
First	1.2171	1.3818	-11.92%
Second	1.5700	1.6672	-5.83%
Third	1.6349	1.2570	+30.06%
Fourth	1.9961	0.9438	+111.50%
Fiscal Year Average	1.6175	1.3458	+20.19%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $5.38/Mcf, a 28.71% increase from fiscal 2020's average price of $4.18/Mcf. For fiscal 2021, royalties paid under the OEG Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of $1.1931, an increase of 7.35% from the average Euro/U.S. dollar exchange rate of $1.1114 for fiscal 2020.

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2021 Average Euro Exchange Rate	2020 Average Euro Exchange Rate	Percentage change
First	1.2123	1.1115	+9.07%
Second	1.2022	1.0955	+9.74%
Third	1.1998	1.1141	+7.69%
Fourth	1.1714	1.1730	-0.14%
Fiscal Year Average	1.1931	1.1114	+7.35%

Interest income for fiscal 2021 of $641 decreased from interest income of $2,853 for fiscal 2020 due to lower interest rates in effect. Trust expenses decreased $140,013, or 18.27%, to $626,494 in fiscal 2021 from $766,507 in fiscal 2020 due to reduced Trustees' fees as specified in the provisions of the Trust Agreement, cost savings realized through the suspension of in-person meetings due to the pandemic, lower legal expenses, lower insurance costs and the absence of accounting costs associated with the biennial examinations of the royalty calculations by the German operating companies during fiscal 2021.

Report on Exploration and Drilling

The Trust's German consultant periodically contacts the representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the most recent information the Trust's German consultant received from representatives of EMPG as of November 2021. The Trust is not able to confirm the accuracy of any of the information supplied by the operating companies. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust. Information on wells that are not named or are in preliminary planning stages is not divulged by EMPG.

EMPG has not planned any new wells for calendar year 2022. On the exploration side, there has been no major work initiated. Desktop studies are continuing to satisfy mining authorities.

The operator has performed a study, The Sour Gas Study, dealing with all matters which could help to optimize the tail end production from all sour gas wells in the gas fields of Oldenburg concessions. The focus of the study was on how to optimize the gas compression in the flowline grids from each well to the gathering stations, compressor stations and finally towards the processing plant in Grossenkneten. Some optimization potential has been found.

Grossenkneten plant operation will soon be reduced to one train from the current two trains in parallel thus optimizing cost and efficiency.

It is expected that the Trust's consultant will learn additional details about The Sour Gas Study and its impact when he meets EMPG in March 2022.

Critical Accounting Policies

The financial statements, appearing subsequently in this Report, present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the U.S. ("GAAP basis"). Cash basis accounting is an accepted accounting method for royalty trusts such as the Trust. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The use of GAAP would require the Trust to accrue for expected royalty payments. This is exceedingly difficult since the Trust has very limited information on such payments until they are received and cannot accurately project such amounts. The Trust's cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. The one modification of the cash basis of accounting is that the Trust accrues for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust and presents to the unit owners a more accurate calculation of income and expenses for tax reporting purposes.

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

• the effects of the novel coronavirus identified as COVID-19 on our financial    results.

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

Item 8.   Financial Statements and Supplementary Data.

NORTH EUROPEAN OIL ROYALTY TRUST

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Financial Statements:

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2021 and 2020	F-3

Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2021 and 2020	F-4

Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2021 and 2020	F-5

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2021 and 2020	F-6

Notes to Financial Statements	F-7 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners of
North European Oil Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2021 and 2020, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the two years in the period ended October 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2021 and 2020, and its revenue collected and expenses paid, undistributed earnings and changes in its cash and cash equivalents for each of the two years in the period ended October 31, 2021, in conformity with the modified cash basis of accounting described in Note 1.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mazars USA LLP

We have served as the Trust's auditor since 2006
New York, NY
December 30, 2021

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
OCTOBER 31, 2021 AND 2020
	2021	2020
ASSETS
Current assets -- Cash and cash equivalents	$1,409,437	$649,585

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,409,438	$649,586

	2021	2020
LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid November 2021 and 2020	$1,286,683	$183,811

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	122,754	465,774

Total Liabilities and Trust Corpus	$1,409,438	$649,586

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020

	2021	2020
Gas, sulfur and oil royalties received	$4,602,410	$4,050,017
Interest income	641	2,853
Trust Income	$4,603,051	$4,052,870
Non-related party expenses	($587,476)	($715,490)
Related party expenses (Note 3)	(39,018)	(51,017)
Trust Expenses	($626,494)	($766,507)
Net Income	$3,976,557	$3,286,363
Net income per unit	$0.43	$0.36
Distributions per unit paid or to be paid to unit owners	$0.47	$0.32

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020
	2021	2020
Balance, beginning of period	$465,774	$120,399
Net income	3,976,557	3,286,363
	4,442,331	3,406,762
Less:
Current year distributions paid or to be paid to unit owners	4.319,577	2,940,988
Balance, end of period	$122,754	$465,774

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2021 AND 2020
	2021	2020
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$4,602,410	$4,050,017
Interest income	641	2,853
	$4,603,051	$4,052,870
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	$626,494	$766,507
Distributions paid	3,216,705	4,227,671
	$3,843,199	$4,994,178
Net increase (decrease) in cash and cash equivalents during the year	759,852	(941,308)
Cash and cash equivalents, beginning of year	649,585	1,590,893
Cash and cash equivalents, end of year	$1,409,437	$649,585

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2021 AND 2020

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

The Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the prior periods, including the immediately preceding calendar quarter. Negative adjustments are carried over to the succeeding quarter. A negative adjustment of Euros 444,931 ($538,651) from the fourth quarter of fiscal 2020 was carried over and offset against royalty revenue received in the first quarter of fiscal 2021.

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2021, the uninsured amounts held in the Trust's U.S. bank accounts were $1,147,939. In addition, the Trust held Euros 9,942, the equivalent of $11,498, in its German bank account at October 31, 2021.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2021 and 2020, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office services to the Trust at cost. For such office services, the Trust reimbursed the Managing Director $5,613 and $4,020 in fiscal 2021 and 2020, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, is no longer a partner of the firm but remained a Senior Counsel at Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For legal services, the Trust paid Cahill Gordon & Reindel LLP $33,405 and $46,997 in fiscal 2021 and 2020, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2021 and 2020 calendar years.

(5) Quarterly results (unaudited):

The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2021 and 2020:

Fiscal 2021 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$283,439	$1,400,159	$1,480,863	$1,437.949	$4,602,410
Net income	$111,842	$1,198,447	$1,363,590	$1,302,678	$3,976,557
Net Income per unit	$ 0.01	$ 0.13	$ 0.15	$ 0.14	$ 0.43
Distribution paid or to be paid	$367,624	$1,286,682	$1,378,588	$1,286,683	$4,319,577
Distribution per unit or to be paid to unit owners	$ 0.04	$ 0.14	$ 0.15	$ 0.14	$ 0.47

Fiscal 2020 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$1,025,965	$1,275,824	$1,399,614	$348,614	$4,050,017
Net income	$747,737	$1,041,902	$1,278,075	$218,649	$3,286,363
Net Income per unit	$ 0.08	$ 0.11	$ 0.14	$ 0.02	$ 0.36
Distribution paid or to be paid	$735,247	$1,010,965	$1,010,965	$183,811	$2,940,988
Distribution per unit or to be paid to unit owners	$ 0.08	$ 0.11	$ 0.11	$ 0.02	$ 0.32

Item 9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2021. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2021.

Internal Control over Financial Reporting

Part A. Management's Report on Internal Control over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2021.

Part B. Attestation Report of Independent Registered Public Accounting Firm

Not applicable

Part C. Changes in Internal Control over Financial Reporting

There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2022, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Code of Ethics

The Trustees adopted a Code of Conduct and Business Ethics (the "Code") beginning in 2004 for the Trust's Trustees and employees, including the Managing Director. The Managing Director serves the roles of chief executive officer and chief financial and accounting officer. A copy of the Code is available without charge on request by writing to the Managing Director at the office of the Trust. The Code is also available on the Trust's website, www.neort.com.

All Trustees and employees of the Trust are required to read and sign a copy of the Code annually. No waivers or exceptions to the Code have been granted since the adoption of the Code. Any amendments or waivers to the Code, to the extent required, will be disclosed in a Form 8-K filing of the Trust after such amendment or waiver.

Item 11. Executive Compensation.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2022, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and       Related Stockholder Matters.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2022, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2022, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 16, 2022, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of the documents filed as part of this Report:

1. Financial Statements

Index to Financial Statements for the Fiscal Years Ended October 31, 2021         and 2020

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2021         and 2020

Statements of Revenue Collected and Expenses Paid for the Fiscal Years         Ended October 31, 2021 and 2020

Statements of Undistributed Earnings for the Fiscal Years Ended October 31,         2021 and 2020

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years         Ended October 31, 2021 and 2020

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

NORTH EUROPEAN OIL ROYALTY TRUST

Dated: December 30, 2021	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Chief Financial Officer Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 30, 2021	/s/Robert P. Adelman
Robert P. Adelman, Managing Trustee

Dated: December 30, 2021	/s/Ahron H.Haspel
Ahron H. Haspel, Trustee

Dated: December 30, 2021	/s/Lawrence A. Kobrin
Lawrence A. Kobrin, Trustee

Dated: December 30, 2021	/s/Nancy J. Prue
Nancy J. Prue, Trustee

Dated: December 30, 2021	/s/Willard B. Taylor
Willard B. Taylor, Trustee

Dated: December 30, 2021	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Page
(3.1)	North European Oil Royalty Trust Agreement, dated September 10, 1975, as amended through February 13, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008 (File No. 0-8378)).

(3.2)	Amended and Restated Trustees' Regulations, amended and restated as of October 31, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed November 2, 2007 (File No. 0-8378)).

(4.1)	Description of Securities	32

(10.1)	Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.2)	Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979 (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.3)	English language translation of Amendment Agreement dated August 26, 2016 between Oldenburgische Erdolgesellschaft mbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(10.4)	English language translation of Amendment Agreement dated August 26, 2016 between Mobil Erdgas-Erdol GmbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(21)	There are no subsidiaries of the Trust.

(31)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		33
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		35
(99.1)	Calculation of Cost Depletion Percentage for the 2021 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2021 prepared by Graves & Co. Consulting, LLC		36
(99.2)	Order Approving Settlement signed by Vice Chancellor Jack Jacobs of the Delaware Court of Chancery (incorporated by reference as Exhibit 99.2 to Current Report on Form 8-K, filed February 26, 1996).