Form 10-Q
period 2022-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2022-02-25
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2022  or

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

9,190,590 Units of Beneficial Interest Outstanding as of January 31, 2022

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JANUARY 31, 2022 AND OCTOBER 31, 2021
(Unaudited)
	2022	2021
ASSETS
Current assets -- Cash and cash equivalents	$2,474,573	$1,409,437

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$2,474,574	$1,409,438

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid February 2022 and November 2021	$2,297,647	$1,286,683

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	176,926	122,754

Total Liabilities and Trust Corpus	$2,474,574	$1,409,438

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021
(Unaudited)
	2022	2021
Gas, sulfur and oil royalties received	$2,546,539	$283,439
Interest income	237	83
Trust Income	$2,546,776	$283,522

Non-related party expenses	(179,441)	(151,490)
Related party expenses (Note 3)	(15,516)	(20,190)
Trust Expenses	(194,957)	(171,680)

Net Income	$2,351,819	$111,842

Net income per unit	$0.26	$0.01
Distributions per unit paid or to be paid to unit owners	$0.25	$0.04

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021
(Unaudited)
	2022	2021
Balance, beginning of period	$122,754	$465,774
Net income	2,351,819	111,842
	2,474,573	577,616
Less:
Current year distributions paid or to be paid to unit owners	2,297,647	367,624
Balance, end of period	$176,926	$209,992

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021
(Unaudited)
	2022	2021
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$2,546,539	$283,439
Interest income	237	83
	2,546,776	283,522
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	194,957	171,680
Distributions paid	1,286,683	183,811
	1,481,640	355,491
Net increase (decrease) in cash and cash equivalents during the period	1,065,136	(71,969)
Cash and cash equivalents, beginning of period	1,409,437	649,585
Cash and cash equivalents, end of period	$2,474,573	$577,616

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

The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2021 (the "2021 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2021 Form 10-K.

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2022, the uninsured amount held in the Trust's U.S. bank accounts was $2,213,365. In addition, the Trust held Euros 10,000, the equivalent of $11,209, in its German bank account at January 31, 2022.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2022 and 2021, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $1,926 and $2,215 in the first quarter of fiscal 2022 and 2021, respectively.

Lawrence A. Kobrin, a Trustee of the Trust, has, as of December 31, 2021,severed his ties with Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. For the first quarter of fiscal 2022 and 2021, the Trust paid Cahill Gordon & Reindel LLP $13,590 and $17,975 for legal services, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee for the 2022 and 2021 calendar years.

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

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession or leases in the Federal Republic of Germany. The actual concession or leases are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corporation ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. The Oldenburg concession, at approximately 1,386,000 acres, covers virtually the entire former Grand Duchy of Oldenburg and is located in the German federal state of Lower Saxony. None of the leases are active or productive.

In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB"), a joint venture of ExxonMobil and the Royal Dutch/Shell Group of Companies, formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94.15% of the cumulative royalty income received in fiscal 2022. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

On or about the 25th of the months of January, April, July and October of each year, the operating companies determine the amount of royalties that were payable to the Trust based on applicable sales during the relevant period. This amount is paid out to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its upcoming fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for that period and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant, raw gas input capacity stands at approximately 400 million cubic feet. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. Following this most recent refurbishment completed on October 13, 2020, ExxonMobil stated that beginning in Spring 2021 it would be conducting a sour gas study, which was expected to be ongoing through the end of 2021. All cost aspects from drilling through processing with ongoing maintenance from the wellhead to pipelines to final processing at Grossenkneten would be evaluated in light of current sour gas reserves and possible additions to reserves through new wells or sidetracks from existing wells. This analysis would be matched with anticipated future gas prices and the return on investment to determine the most economical course of action. The Trust has not yet seen the results of this study.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for 99.66% of the cumulative royalty income received under this agreement in the first quarter of fiscal 2022. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first quarter of fiscal2022, the Trust received $59,517 in sulfur royalties under this agreement. Due to a correction by Mobil, sulfur royalties for both the first and fourth quarters of calendar 2020 were paid to the Trust during the first quarter of fiscal 2021 and totaled $65,267.

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

The Trust continues to engage a consultant in Germany, who provides general information to the Trust on the German and European economies and energy markets. The consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust is not able to confirm any of the information supplied by EMPG or the operating companies. EMPG has notified the Trust's consultant that Ahlhorn Z-3, originally scheduled to commence drilling in 2020, has been postponed. For the time being, EMPG has not scheduled any new gas well drilling through 2022.

Results: First Quarter of Fiscal 2022 versus First Quarter of Fiscal 2021

Total royalty income received during the first quarter of fiscal 2022 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2021. The distribution of $0.25 per unit was paid on February 23, 2022 to owners of record as of February 11, 2022. Comparisons of total royalty income and net income for the first quarter of fiscal 2022 and 2021 are shown below.

	1st Fiscal Quarter Ended 1/31/2022	1st Fiscal Quarter Ended 1/31/2021	Percentage Change
Total Royalty Income	$2,546,539	$283,439	+798.44%
Net Income	$2,351,819	$111,842	+2,002.80%
Distribution per Unit	$0.25	$0.04	+525.00%

Despite the continuing economic disruption caused by COVID-19, the resumption of a more "normal" economy resulted in increased demands for energy. The increase in total royalty income between the first quarter of fiscal 2021 and the first quarter of fiscal 2022 resulted from the higher gas prices and higher gas sales under both the Mobil and OEG Agreements. Of these two factors, the impact of the higher gas prices was the more significant.

Total royalty income includes positive and negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as Mobil sulfur royalties. In the first quarter of fiscal 2022, total royalty income was not affected because there were no prior period adjustments, but was increased by Mobil sulfur royalties of $59,517. By comparison, in the first quarter of fiscal 2021, total royalties were reduced by negative adjustments of $538,651 and were increased by Mobil sulfur royalties of $65,267 (a correction of $35,070 for the first quarter of calendar 2020 and $30,197 for the fourth quarter of calendar 2020).

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarters of 2021 and 2020 and the average German Border Import gas Price for the periods of August through October 2021 and 2020. No adjustments for prior periods are reflected in the gas royalties.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	4th Calendar Quarter Ended 12/30/2021	4th Calendar Quarter Ended 12/31/2020	Percentage Change
Gas Sales (Bcf) [1]	4.105	3.222	+27.41%
Gas Prices[2] (Ecents/Kwh)[3]	3.0604	1.1935	+156.42%
Average Exchange Rate[4]	1.1256	1.2116	-7.10%
Gas Royalties	$1,618,746	$532,128	+204.20%
Gas Prices ($/Mcf)[5]	$9.86	$4.13	+138.74%

OEG Agreement
Gas Sales (Bcf)	13.970	11.622	+20.20%
Gas Prices (Ecents/Kwh)	3.1210	1.2171	+156.43%
Average Exchange Rate	1.1255	1.2123	-7.16%
Gas Royalties	$778,969	$193,266	+303.06%
Gas Prices ($/Mcf)	$9.81	$4.10	+139.27%

Footnotes
1. Billion cubic feet
2. Gas prices derived from August-October period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2022, gas sales from western Oldenburg accounted for only 29.39% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 77.06% or $1,847,841 out of a total of $2,397,904 in Oldenburg royalties attributable to gas.

Trust expenses for the first quarter of fiscal 2022 increased 13.56%, or $23,277, to $194,957 from $171,680 for the first quarter of fiscal 2021. The increase in expenses reflects the shift in the timing of the payment relating to the biennial examination of the royalty statements by the Trust's German accountants, increased Trustee fees as specified by the Trust Agreement, and increased fees associated with the Trust's petroleum consultant.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2022, compared to that at fiscal year-end (October 31, 2021), shows an increase in assets due to higher royalty receipts during the first quarter of fiscal 2022.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2022 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2022.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

February 25, 2022