Form 10-Q
period 2022-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2022-05-27
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2022  or

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

9,190,590 Units of Beneficial Interest Outstanding as of April 30, 2022

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
APRIL 30, 2022 AND OCTOBER 31, 2021
(Unaudited)
	2022	2021
ASSETS
Current assets -- Cash and cash equivalents	$3,736,894	$1,409,437

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$3,736,895	$1.409,438

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid May 2022 and November 2021	$3,492,424	$1,286,683

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	244,470	122,754

Total Liabilities and Trust Corpus	$3,736,895	$1,409,438

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND 2021
(Unaudited)
	2022	2021
Gas, sulfur and oil royalties received	$3,773,568	$1,400,159
Interest income	388	102
Trust Income	$3,773,956	$1,400,261

Non-related party expenses	(211,975)	(191,258)
Related party expenses (Note 3)	(2,013)	(10,556)
Trust Expenses	(213,988)	(201,814)

Net Income	$3,559,968	$1,198,447

Net income per unit	$0.39	$0.13
Distributions per unit paid or to be paid to unit owners	$0.38	$0.14

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021
(Unaudited)
	2022	2021
Gas, sulfur and oil royalties received	$6,320,107	$1,683,598
Interest income	625	185
Trust Income	$6,320,732	$1,683,783

Operating expenses	(391,416)	(342,748)
Related party expenses (Note 3)	(17,529)	(30,746)
Trust Expenses	(408,945)	(373,494)

Net Income	$5,911,787	$1,310,289

Net income per unit	$0.64	$0.14
Distributions per unit paid or to be paid to unit owners	$0.63	$0.18

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021
(Unaudited)
	2022	2021
Balance, beginning of period	$122,754	$465,774
Net income	5,911,787	1,310,289
	6,034,541	1,776,063
Less:
Current year distributions paid or to be paid to unit owners	5,790,071	1,654,306
Balance, end of period	$244,470	$121,757

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2022 AND 2021
(Unaudited)
	2022	2021
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$6,320,107	$1,683,598
Interest income	625	185
	6,320,732	1,683,783
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	408,945	373,494
Distributions paid	3,584,330	551,435
	3,993,275	924,929
Net increase (decrease) in cash and cash equivalents during the period	2,327,457	758,854
Cash and cash equivalents, beginning of period	1,409,437	649,585
Cash and cash equivalents, end of period	$3,736,894	$1,408,439

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2022, the uninsured amount held in the Trust's U.S. bank accounts was $3,476,350. In addition, the Trust held Euros 10,000, the equivalent of $10,544, in its German bank account at April 30, 2022.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2022 and 2021, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $2,013 and $1,756 in the second quarter of fiscal 2022 and 2021, respectively. For such office expenses, the Trust reimbursed the Managing Director $3,939 and $3,971 in the first six months of fiscal 2022 and 2021, respectively.

As of December 31, 2021, a Trustee of the Trust fully retired from Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. Therefore, he is no longer considered a related party and payments to Cahill Gordon & Reindel LLP are no longer considered to be payments to a related party but instead are included in operating expenses. For the second quarter of fiscal 2022 and 2021, the Trust paid Cahill Gordon & Reindel LLP $0 and $8,800 as a related party for legal services, respectively. For the first six months of fiscal 2022 and 2021, the Trust paid Cahill Gordon & Reindel LLP $13,590 and $26,775 as a related party for legal services, respectively.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the cumulative royalty income received in fiscal 2022. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant's two remaining parallel processing units ("trains"), raw gas input capacity stands at approximately 400 million cubic feet per day. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. EMPG conducted the required independently monitored 10-year major refurbishment of Grossenkneten during a ten-week period in the summer and fall of 2020. ExxonMobil stated that beginning in Spring 2021 it would be conducting a sour gas study, which was expected to be ongoing through the end of 2021. All cost aspects from drilling through processing with ongoing maintenance from the wellhead to pipelines to final processing at Grossenkneten would be evaluated in light of current sour gas reserves and possible additions to reserves through new wells or sidetracks from existing wells. This analysis would be matched with anticipated future gas prices and the return on investment to determine the most economical course of action. The Trust has not yet seen the results of this study.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99% of the cumulative royalty income received under this agreement in the first half of fiscal 2022. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2022, the Trust received $130,135 in sulfur royalties under the Mobil Sulfur Agreement. In the first six months of fiscal 2021, the Trust received $101,678 in sulfur royalties under the Mobil Sulfur Agreement.

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

The Trust had previously disclosed that to the best of its knowledge the Farm-In Agreement between Vermilion Energy Inc. and Mobil Erdgas and BEB had expired due to Vermilion's failure to meet its drilling commitments within the Oldenburg Concession. Due to the efforts of the Trust's consultant in Germany, the Trust was informed by EMPG that Vermilion's drilling obligation in the Oldenburg area has been halted for the time being due to difficulties obtaining the required permits, and that Vermilion may or may not mature other prospects in the central and northern parts of the Oldenburg Concession in the future.

Results: Second Quarter of Fiscal 2022 versus Second Quarter of Fiscal 2021

Total royalty income received during the second quarter of fiscal 2022 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the first calendar quarter of 2022. A distribution of 38 cents per unit was paid on May 25, 2022 to owners of record as of May 13, 2022. Comparisons of total royalty income received and net income for the second quarter of fiscal 2022 and 2021 are shown below.

	2nd Fiscal Quarter Ended 4/30/2022	2nd Fiscal Quarter Ended 4/30/2021	Percentage Change
Total Royalty Income	$3,773,568	$1,400,159	+169.51%
Net Income	$3,559,968	$1,198,447	+197.05%
Distribution per Unit	$0.38	$0.14	+171.43%

The increase in total royalty income for the second quarter of fiscal 2022 in comparison to the second quarter of fiscal 2021 resulted primarily from the increase in gas prices. Total royalty income includes positive and negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. In the second quarter of fiscal 2022, total royalty income was not affected because there were no prior period adjustments, but was increased by Mobil sulfur royalties of $70,618. In the second quarter of fiscal 2021, total royalty income was also not affected because there were no prior period adjustments, but was increased by Mobil sulfur royalties of $36,411.

The following table is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties are determined based on the actual physical gas sales that occurred during the first calendar quarter of 2022 and the average German Border Import gas Price for the period of November 2021 through January 2022. No adjustments for prior periods are reflected in the gas royalties

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	1st Calendar Quarter Ended 3/31/2022	1st Calendar Quarter Ended 3/31/2021	Percentage Change
Gas Sales (Bcf) [1]	3.605	4.354	-17.20%
Gas Prices[2] (Ecents/Kwh)[3]	5.1442	1.5395	+234.15%
Average Exchange Rate[4]	1.0883	1.2020	-9.46%
Gas Royalties	$2,307,437	$921,896	+150.29%
Gas Prices ($/Mcf)[5]	$16.00	$5.29	+202.46%

OEG Agreement
Gas Sales (Bcf)	13.123	14.495	-9.47%
Gas Prices (Ecents/Kwh)	5.2460	1.5700	+234.14%
Average Exchange Rate	1.0867	1.2022	-9.61%
Gas Royalties Payable	$1,257,976	$383.843	+227.73%
Gas Prices ($/Mcf)	$15.90	$5.27	+201.71%

Footnotes
1. Billion cubic feet
2. Gas prices derived from November-January period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2022, gas sales from western Oldenburg accounted for only 27.47% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 74.42%, or $2,653,914 out of $3,566,356, in Oldenburg royalties attributable to gas.

Trust expenses for the second quarter of fiscal 2022 increased 6.03%, or $12,174, to $213,988 from $201,814 in the second quarter of fiscal 2021. The increase in expenses reflects higher Trustee fees as specified by the Trust Agreement and higher listing fees on the New York Stock Exchange. Trust interest income received in the second quarter of fiscal 2022 increased to $388 in comparison to $102 received in the second quarter of fiscal 2021 due to higher net income.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2022, compared to that at fiscal year-end (October 31, 2021), shows an increase in assets due to higher royalty receipts during the second quarter of fiscal 2022.

Results: First Six Months of Fiscal 2022 versus First Six Months of Fiscal 2021

Total royalty income during the first six months of fiscal 2022 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2021 and the first calendar quarter of 2022. Comparisons of total royalty income received and net income for the first six months of fiscal 2022 and 2021 are shown below.

	Six Months Ended 4/30/2022	Six Months Ended 4/30/2021	Percentage Change
Total Royalty Income	$6,320,107	$1,683,598	+275.39%
Net Income	$5,911,787	$1,310,289	+351.18%
Distribution per Unit	$0.63	$0.18	+250.00%

The increase in total royalty income for the first six months of fiscal 2022 in comparison to the first six months of fiscal 2021 resulted from higher gas prices under both the Mobil and OEG Agreements. Total royalty income includes positive and negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. During the first six months of fiscal 2022, total royalty income was not affected because there were no prior period adjustments, but was increased by Mobil sulfur royalties of $130,135. During the first six months of fiscal 2021, total royalty income was reduced by negative prior period adjustments totaling $538,651 and was increased by Mobil sulfur royalties of $101,678.

The following table is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2021 and the first calendar quarter of 2022 and the average German Border Import gas Price for the period of August 2021 through January 2022. No adjustments for prior periods are reflected in the gas royalties.

Gas Data Providing Basis for Six-Month Fiscal Period Royalties
Mobil Agreement	Six Months Ended 3/31/2022	Six Months Ended 3/31/2021	Percentage Change
Gas Sales (Bcf)	7.710	7.577	+1.76%
Gas Prices(Ecents/Kwh)	4.0341	1.3925	+189.70%
Average Exchange Rate	1.1034	1.2055	-8.47%
Gas Royalties	$3,926,184	$1,454,024	+170.02%
Gas Prices ($/Mcf)	$12.73	$4.80	+165.21%

OEG Agreement
Gas Sales (Bcf)	27.093	26.116	+3.74%
Gas Prices (Ecents/Kwh)	4.1493	1.4135	+193.55%
Average Exchange Rate	1.1012	1.2056	-8.66%
Gas Royalties	$2,036,945	$577,109	+252.96%
Gas Prices ($/Mcf)	$12.75	$4.75	+168.42%

For the six months ended 3/31/2022, gas sales from western Oldenburg accounted for only 28.46% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 75.48%, or $4,501,469 out of $5,963,974, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first six months of fiscal 2022 increased 9.49%, or $35,451, to $408,945 from $373,494 for the first six months of fiscal 2021. The increase in expenses reflects the higher Trustee fees as specified by the Trust Agreement, higher listing fees for the New York Stock Exchange and the timing of the payment relating to the biennial examination of the royalty statements by the Trust's German accountants. Trust interest income received during the first six months of fiscal 2022 increased to $625 in comparison to $185 received in the first six months of fiscal 2021 due to higher net income.

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

The Trust's German consultant advised the Trust that, in these discussions, EMPG has indicated that it will not be drilling any wells during 2022. Instead, EMPG has been and is continuing to conduct extensive work-overs of existing wells to address any factors that are limiting the flow of gas to the wellhead. One common cause of difficulty results from the buildup of liquids in the wellbore. One solution to this problem requires the injection of foam agents, which permit the problematic liquids to be more easily extracted. Additional work-overs are conducted via reservoir stimulation through acid treatments, pumping and mechanical cleaning of valves and wellheads. All together at current count, EMPG has conducted 224 different work-over efforts in 2021.

It should be noted that these discussions took place before the invasion of Ukraine by Russia and that political events may alter previous decisions at both corporate and governmental levels. The invasion has not yet had a direct material impact on the Trust. However, Russia is a key supplier of Germany's energy needs. The impact of the invasion on the price of oil and natural gas and its supply to Germany, and Europe as a whole, are uncertain.

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

- political and economic uncertainty arising from Russia's invasion of Ukraine.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2022 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2022.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

May 27, 2022