Form 10-Q
period 2022-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2022-08-31
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2022  or

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

9,190,590 Units of Beneficial Interest Outstanding as of July 31, 2022

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JULY 31, 2022 AND OCTOBER 31, 2021
(Unaudited)
	2022	2021
ASSETS
Current assets -- Cash and cash equivalents	$4,537,078	$1,409,437

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$4,537,079	$1,409,438

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid August 2022 and paid November 2021	$4,227,671	$1,286,683

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	309,407	122,754

Total Liabilities and Trust Corpus	$4,537,079	$1,409,438

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021
(Unaudited)
	2022	2021
Gas, sulfur and oil royalties received	$4,442,665	$1,480,863
Interest income	635	231
Trust Income	$4,443,300	$1,481,094

Operating expenses	(149,376)	(113,797)
Related party expenses (Note 3)	(1,317)	(3,707)
Trust Expenses	(150,693)	(117,504)

Net Income	$4,292,607	$1,363,590

Net income per unit	$0.47	$0.15
Distributions per unit paid or to be paid to unit owners	$0.46	$0.15

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2022 AND 2021
(Unaudited)
	2022	2021
Gas, sulfur and oil royalties received	$10,762,772	$3,164,461
Interest income	1,261	416
Trust Income	$10,764,033	$3,164,877

Operating expenses	(540,792)	(456,545)
Related party expenses (Note 3)	(18,846)	(34,453)
Trust Expenses	(559,638)	(490,998)

Net Income	$10,204,395	$2,673,879

Net income per unit	$1.11	$0.29
Distributions per unit paid or to be paid to unit owners	$1.09	$0.33

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2022 AND 2021
(Unaudited)
	2022	2021
Balance, beginning of period	$122,754	$465,774
Net income	10,204,395	2,673,879
	10,327,149	3,139,653
Less:
Current year distributions paid or to be paid to unit owners	10,017,742	3,032,895
Balance, end of period	$309,407	$106,758

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2022 AND 2021
(Unaudited)
	2022	2021
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$10,762,772	$3,164,461
Interest income	1,261	416
	10,764,033	3,164,877
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	559,638	490,998
Distributions paid	7,076,754	1,838,118
	7,636,392	2,329,116
Net increase (decrease) in cash and cash equivalents during the period	3,127,641	835,761
Cash and cash equivalents, beginning of period	1,409,437	649,585
Cash and cash equivalents, end of period	$4,537,078	$1,485,346

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2022, the uninsured amount held in the Trust's U.S. bank accounts was $4,276,854. In addition, the Trust held Euros 10,000, the equivalent of $10,224, in its German bank account at July 31, 2022.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2022 and 2021, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office space and office expenses at cost. For such expenses, the Trust reimbursed the Managing Director $1,317 and $1,642 in the third quarter of fiscal 2022 and 2021 and $5,256 and $5,613 in the first nine months of fiscal 2022 and 2021, respectively.

As of December 31, 2021, Lawrence A. Kobrin, a Trustee of the Trust, fully retired from Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. Therefore, he is no longer considered a related party and payments to Cahill Gordon & Reindel LLP are no longer considered to be payments to a related party but instead are included in operating expenses. For the third quarter of fiscal 2022 and 2021, the Trust paid Cahill Gordon & Reindel LLP $0 and $2,065 as a related party for legal services, respectively. For the first nine months of fiscal 2022 and 2021, the Trust paid Cahill Gordon & Reindel LLP $13,590 and $28,840 as a related party for legal services, respectively.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant which commenced operations in 1972. The desulfurization process removes hydrogen sulfide and other contaminants before the clean gas can be sold. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant's two remaining parallel processing units ("trains"), raw gas input capacity stands at approximately 400 million cubic feet ("MMcf") per day. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. However, there are no planned interruptions in the plant's operations during 2022.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99% of the cumulative royalty income received under this agreement in fiscal 2022. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2022, the Trust received $231,356 in sulfur royalties under the Mobil Sulfur Agreement, including $101,221 in sulfur royalties during the third quarter. In the first nine months of fiscal 2021, the Trust received $151,861 in sulfur royalties under the Mobil Sulfur Agreement, including $50,184 in sulfur royalties during the third quarter.

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

The Trust continues to engage a consultant in Germany, who provides general information to the Trust on the German and European economies and energy markets as well as monitoring the continuing impact of the war in Ukraine and ongoing efforts by the European governments to respond to the economic impacts of the war.

The Trust had previously disclosed that to the best of its knowledge the Farm-In Agreement between Vermilion Energy Inc. ("Vermilion") and Mobil Erdgas and BEB had expired due to Vermilion's failure to meet its drilling commitments within the Oldenburg Concession. Due to the efforts of the Trust's consultant in Germany, the Trust was informed by EMPG that Vermilion's drilling obligation in the Oldenburg area has been halted for the time being due to difficulties obtaining the required permits, and that Vermilion may or may not mature other prospects in the central and northern parts of the Oldenburg Concession in the future.

Results: Third Quarter of Fiscal 2022 Versus Third Quarter of Fiscal 2021

Total royalty income received during the third quarter of fiscal 2022 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2022. A distribution of 46 cents per unit was paid on August 31, 2022 to owners of record as of August 19, 2022. Comparisons of total royalty income and net income for the third quarter of fiscal 2022 and 2021 are shown below.

	3rd Fiscal Quarter Ended 7/31/2022	3rd Fiscal Quarter Ended 7/31/2021	Percentage Change
Total Royalty Income	$4,442,665	$1,480,863	+200.01%
Net Income	$4,292,607	$1,363,590	+214.80%
Distributions per Unit	$0.46	$0.15	+206.67%

The increase in total royalty income for the third quarter of fiscal 2022 in comparison to the third quarter of fiscal 2021 resulted primarily from the increase in gas prices. Total royalty income reflects the inclusion of positive and/or negative adjustments that the operators make during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. In the third quarter of fiscal 2022, total royalty income was not affected because there were no prior period adjustments, but total royalty income was increased by Mobil sulfur royalties of $101,221. In the third quarter of fiscal 2021, total royalty income was not affected because there were no prior period adjustments, but total royalty income was increased by Mobil sulfur royalties of $50,184.

The following table is intended to illustrate trends based on actual gas sales in each fiscal quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the second calendar quarter of 2022 and the average German Border Import gas Price for the period of February 2022 through April 2022.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	2nd Calendar Quarter Ended 6/30/2022	2nd Calendar Quarter Ended 6/30/2021	Percentage Change
Gas Sales (Bcf) [1]	3.665	4.259	- 13.95%
Gas Prices[2] (Ecents/Kwh)[3]	6.1535	1.6032	+283.83%
Average Exchange Rate[4]	1.0236	1.2004	- 14.73%
Gas Royalties	$2,640,584	$937,634	+181.62%
Gas Prices ($/Mcf)[5]	$18.01	$5.50	+227.45%

OEG Agreement
Gas Sales (Bcf)	13.341	14.465	-7.77%
Gas Prices (Ecents/Kwh)	6.2753	1.6349	+283.83%
Average Exchange Rate	1.0236	1.1998	-14.69%
Gas Royalties	$1,469,383	$402,862	+264.74%
Gas Prices ($/Mcf)	$17.93	$5.48	+227.19%

Footnotes
1. Billion cubic feet
2. Gas prices derived from February-April period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2022, gas sales from western Oldenburg accounted for only 27.47% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 74.07%, or $3,044,661 out of $4,110,364, of all royalties attributable to gas.

Trust expenses for the third quarter of fiscal 2022 increased 28.24%, or $33,189, to $150,693 in comparison to $117,504 for the third quarter of fiscal 2021. The increase in expenses reflects higher Trustee fees as specified by the provisions of the Trust Agreement. The Trust received interest income in the amount of $635 and $231 during the third quarters of fiscal 2022 and 2021, respectively.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2022, compared to that at fiscal year-end (October 31, 2021), shows an increase in assets due to higher royalty receipts during the third quarter of fiscal 2022.

Results: First Nine Months of Fiscal 2022 Versus First Nine Months of Fiscal 2021

Total royalty income received during the first nine months of fiscal 2022 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2021 and the first and second calendar quarters of 2022. Comparisons of total royalty income and net income for the first nine months of fiscal 2022 and 2021 are shown below.

	Nine Months Ended 7/31/2022	Nine Months Ended 7/31/2021	Percentage Change
Total Royalty Income	$10,762,772	$3,164,461	+240.11%
Net Income	$10,204,395	$2,673,879	+281.63%
Distributions per Unit	$1.09	$0.33	+230.30%

The increase in total royalty income in the first nine months of fiscal 2022 from the first nine months of fiscal 2021 resulted primarily from higher gas prices under both the Mobil and OEG Agreements. Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the nine-month period, including adjustments from prior periods, as well as the inclusion of Mobil sulfur royalties. During the first nine months of fiscal 2022, there were no prior period adjustments. However, during the first nine months of fiscal 2021, total royalty income was reduced by prior period adjustments totaling $538,651. The Trust received separate sulfur royalty payments under the Mobil Agreement of $231,356 and $151,861 during the first nine months of fiscal 2022 and 2021, respectively.

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

Gas Data Providing Basis for Fiscal Nine-Month Period Royalties
Mobil Agreement	Nine Months Ended 6/30/2022	Nine Months Ended 6/30/2021	Percentage Change
Gas Sales (Bcf)	11.375	11.835	-3.89%
Gas Prices(Ecents/Kwh)	4.7168	1.4683	+221.24%
Average Exchange Rate	1.0699	1.2035	-11.10%
Gas Royalties Payable	$6,566,767	$2,391,658	+174.57%
Gas Prices ($/Mcf)	$14.43	$5.05	+185.74%

OEG Agreement
Gas Sales (Bcf)	40.434	40.581	-0.36%
Gas Prices (Ecents/Kwh)	4.8508	1.4925	+225.01%
Average Exchange Rate	1.0673	1.2032	-11.29%
Gas Royalties Payable	$3,506,328	$979,970	+257.80%
Gas Prices ($/Mcf)	$14.45	$5.01	+188.42%

For the nine months ended June 30, 2022, gas sales from western Oldenburg accounted for only 28.13% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 74.90%, or $7,546,130 out of $10,074,338, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first nine months of fiscal 2022 increased 13.98% or $68,640 to $559,638 in comparison to $490,998 for the prior fiscal year's equivalent period. The increase in expenses reflects higher Trustee fees as specified by the provisions of the Trust Agreement and the inclusion of costs relating to the biennial examination of the royalty statements by the Trust's accountants in Germany. Trust interest income received during the first nine months of fiscal 2022 increased to $1,261 in comparison to $416 received in the first nine months of fiscal 2021 due to higher net income.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2022 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2022.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on their design and operating effectiveness of the Trust's internal controls.

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

August 31, 2022