Form 10-K
period 2022-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2022-12-30
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2022  or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   X

On April 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $173,876,558.

As of December 30, 2022, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2022 Annual Meeting to be held on February 15, 2023.

_______________________________________

PART I

Item 1.   Business.

(a) General Development of Business.  North European Oil Royalty Trust (the "Trust") is a grantor trust which, on behalf of the owners of units of beneficial interest in the Trust (the "unit owners"), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. ("ExxonMobil") and the Royal Dutch/Shell Group of Companies ("Royal Dutch/Shell Group"). Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, condensate and sulfur. See Item 2 of this annual report on Form 10-K (this "Report") for descriptions of the relationships of these companies and certain of these contracts.

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

As part of the Sarbanes-Oxley Act of 2002 ("SOX"), the Securities and Exchange Commission (the "SEC") adopted rules implementing legislation concerning governance matters for publicly held entities. The Trust is complying with the requirements of the SEC and SOX and, at this time, the Trustees have chosen not to request any relief from those provisions based on the passive nature of the Trust but may do so in the future. Accordingly, the Trustees have directed that certain of the additional statements and disclosures set forth or incorporated by reference in this Report, which the SEC requires of corporations, be made even though such statements and disclosures might not now or in the future be required to be made by the Trust.

In addition, the New York Stock Exchange (the "NYSE"), where units of beneficial interest of the Trust are listed for trading, has additional corporate governance rules as set forth in Section 303A of the NYSE Listed Company Manual. Most of the governance requirements promulgated by the NYSE are not applicable to the Trust, which is a passive entity acting as a royalty trust and holding only overriding royalty rights. The Trustees have, however, chosen to constitute an Audit Committee and a Compensation Committee but may not necessarily continue to do so in the future.

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

Royalties are paid to the Trust on sales from production under these leases and concessions on a regular monthly or quarterly basis pursuant to the royalty agreements. The Trust receives the royalty payments exclusively in Euros. After the royalties have been deposited in the Trust's account with Deutsche Bank in Germany, sufficient funds are reserved to handle any outstanding or anticipated expenses and maintain a minimal balance of 10,000 Euros. The Trust then converts the remainder of Euro denominated funds into United States ("U.S.") dollars based upon the available exchange rates. Following this conversion to U.S. dollars, the royalties are transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk, and the fluctuations in the conversion rate impact its financial results. Since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

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

The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock)("UUCSR")), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. As a cost savings measure, the royalty examination is conducted on a biennial basis. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested to be made. As a result of the amendments to the Trust's royalty agreements which effect pricing simplification (see Item 7 of this Report), examinations by the Trust's German accountants have been simplified since these examinations are primarily limited to the verification of the gas quantities sold. Although these periodic examinations may also disclose other matters that are subject to dispute between the parties, these disputes have historically been resolved through negotiations without the need for litigation. The Trust's accountants in Germany will begin their examination of the operating companies for calendar years 2021 and 2022 in November 2023 when the final sales figures and the German Border Import gas Prices (see Item 7 of this Report) are both available.

(c) Financial Information about Geographic Areas.  In Item 2 of this Report, there is a schedule (by product, geographic area, and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2022.

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

(e) Available Information.  The Trust maintains a website at http://www.neort.com. The Trust's Annual Reports, Form 10-K annual reports, Form 10-Q quarterly reports and the Definitive Proxy Statements are available through the Trust's website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Press releases and tax letters are available through the website as soon as practicable after release. The North European Oil Royalty Trust Agreement (as amended), the Trust's Code of Conduct and Business Ethics, the Trustees' Regulations and the Trust's Audit Committee Charter are also available through the Trust's website. The Trust's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Report.

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

The Trust is also entitled under an agreement with Mobil Erdgas to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg (the "Mobil Sulfur Agreement"). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties under the Mobil Agreement totaled $316,527 and $178,367 during fiscal 2022 and 2021, respectively.

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

The following is a schedule of royalty income for the fiscal year ended October 31, 2022 by product, geographic area and operating company:

By Product:
Product	Royalty Income
Gas Well and Oil Well Gas	$16,842,761
Sulfur	$818,416
Oil	$138,943

By Geographic Area:
Area	Royalty Income
Western Oldenburg	$13,079,051
Eastern Oldenburg	$4,720,997
Non-Oldenburg Areas	$72

By Operating Company:
Company	Royalty Income
Mobil Erdgas (under the Mobil Agreement)	$11,284,597
BEB (under the OEG Agreement)	$6,515,523

Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2022 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2022 (the "Cost Depletion Report"). The Cost Depletion Report, dated November 23, 2022, was prepared by Graves & Co. Consulting, LLC, 2777 Allen Parkway, Suite 525, Houston, Texas 77019 ("Graves & Co."). Graves & Co. is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2022 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2022 for the primary area in which the Trust holds overriding royalty rights. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2022. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

The cost depletion percentage is prepared by Graves & Co. for the Trust's unit owners for tax reporting purposes. The cost depletion percentage in that report for calendar 2022 is 7.8894%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2022 calendar year are included on removable pages in the 2022 Annual Report. Additionally, the tax reporting information for 2022 is available on the Trust's website, http://www.neort.com/tax-letters.html.

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

The Trust has the authority to examine, but only for certain limited purposes, the operating companies' sales and production from the royalty areas. Both Graves & Co. and the Trustees believe the use of the material available is appropriate and suitable for preparation of the cost depletion percentage and the estimates described in the Cost Depletion Report. The Trustees and Graves & Co. believe this report and these estimates to be reasonable and appropriate but assume that these estimates may vary from statistical estimates which could be made if complete reservoir production information were available. The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Cost Depletion Report.

Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2022 and a five-year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2022, 2021, 2020, 2019 and 2018 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.  Legal Proceedings.

The Trust is not a party to, and no Trust property is the subject of, any pending legal proceedings.

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

The operating companies pay royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 95% of the total royalties in fiscal 2022. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate. For purposes of the royalty calculations, the determination of the gas price is explained in detail in the following three paragraphs.

On August 26, 2016, the Mobil and OEG Agreements were amended to establish a new base to determine gas prices for the calculation of the Trust's royalties. This new base is set as the state assessment base for natural gas used by the operating companies in their calculation of royalties payable to the State of Lower Saxony. This change reflects a shift to the prices calculated for the German Border Import gas Price ("GBIP"). The average combined totals of the GBIP for the relevant three-month period are used to provide an average gas price for the quarter. This average gas price is increased by 1% and 3% per the terms of the Mobil and OEG Royalty Agreements and is used by the operators to calculate the royalties payable to the Trust for a given quarter.

The change to the GBIP has reduced the scope and cost of the accounting examination, eliminated ongoing disputes with OEG and Mobil regarding sales to related parties, and reduced prior year adjustments to the normally scheduled year-end reconciliation. The pricing basis has also eliminated certain costs that were previously deductible prior to the royalty calculation under the OEG Agreement.

On approximately the 25th of the months of January, April, July and October, the operating companies calculate the volume of gas sold during the previous calendar quarter. This volume of gas sold is then multiplied by the average adjusted GBIP available at that time. The respective royalty amount is divided into thirds and forms the monthly royalty payments to the Trust for the Trust's upcoming fiscal quarter. When the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they also look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Positive adjustments are paid immediately and any negative adjustments are deducted from the next royalty payment. In September of the succeeding calendar year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little contaminants and needs very minor treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a liquid or solid form, which is sold separately. With full operation of the two units, raw gas input capacity stands at approximately 400 million cubic feet ("MMcf") per day. EMPG has indicated to the Trust's consultant in Germany that it intends to shut down one of the remaining two units in June 2023. The retirement of this unit is planned by EMPG as otherwise state authorities would mandate a full and costly recertification of its vessels and pipes which will have reached their required expiration date. Since the units are roughly equal in size, full operation of the remaining unit would be approximately 200 MMcf per day following the shutdown. It is expected that the single unit will be sufficient to handle sour gas production through-put from the concession. It is also expected that operating expenses in the future will be somewhat reduced by this measure. Since sour gas accounts for 75% of overall gas sales and 98% of western gas sales, any future shutdown could significantly impact royalty income. The Trust has insufficient data to predict whether, when and to what extent any future shutdown may occur.

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

The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The assets of the Trust are depleting assets and, if the operators developing the concession do not perform additional development projects, the assets may deplete faster than expected. Eventually, the assets of the Trust will cease to produce in commercial quantities and the Trust will cease to receive proceeds from such assets.

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

Results:  Fiscal 2022 versus Fiscal 2021

For fiscal 2022, the Trust's gross royalty income increased 286.76% to $17,800,119 from $4,602,410 in fiscal 2021. The war in Ukraine has had and continues to have a significant impact on royalties paid to the Trust. The reduction in the flow of Russian gas to Germany and to Europe as a whole has led to shortages. These shortages have resulted in a bidding war for limited gas supplies available and continue to support higher gas prices. The increase in the amount of royalty income resulted in the higher distribution. The total distribution for fiscal 2022 was $1.83 per unit compared to $0.47 per unit for fiscal 2021. Gas prices under both royalty agreements were higher while gas sales and average exchange rates were down. The royalty income received under the Mobil Agreement in fiscal 2022 increased by $8,102,062 as compared to fiscal 2021. Royalty income received under the OEG Agreement in fiscal 2022 increased by $5,096,976 as compared to fiscal 2021.

As in prior years, the Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous periods. During fiscal 2022, the adjustments based on royalties payable for 2021 increased royalty income by $1,550,020. During fiscal 2021, the adjustments based on royalties payable for 2020 decreased royalty income by $696,189. In fiscal 2022 and 2021, Mobil sulfur royalties totaled $316,527 and $178,367, respectively.

Gas sales under the Mobil Agreement decreased 5.99% to 14.874 Billion cubic feet ("Bcf") in fiscal 2022 from 15.821 Bcf in fiscal 2021. Given the lack of drilling by the operating companies during 2022, the Trust's consultant in Germany believes the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2022 Gas Sales	2021 Gas Sales	Percentage change
First	4.105	3.222	+27.41%
Second	3.605	4.354	-17.20%
Third	3.665	4.259	-13.95%
Fourth	3.499	3.986	-12.22%
Fiscal Year Total	14.874	15.821	-5.99%

Average prices for gas sold under the Mobil Agreement increased 249.76% to 5.5665 Euro cents per kilowatt hour ("Ecents/kWh") in fiscal 2022 from 1.5915 Ecents/kWh in fiscal 2021.

Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2022 Average Gas Prices	2021 Average Gas Prices	Percentage change
First	3.0604	1.1935	+156.42%
Second	5.1442	1.5395	+234.15%
Third	6.1535	1.6032	+283.83%
Fourth	8.3302	1.9573	+325.60%
Fiscal Year Average	5.5665	1.5915	+249.76%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $16.56 per thousand cubic feet ("Mcf"), an increase of 204.97% from fiscal 2021's average price of $5.43/Mcf. For fiscal 2022, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of $1.0405, a decrease of 12.80% from the average Euro/U.S. dollar exchange rate of $1.1932 for fiscal 2021

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2022 Average Euro Exchange Rate	2021 Average Euro Exchange Rate	Percentage change
First	1.1256	1.2116	-7.10%
Second	1.0883	1.2020	-9.46%
Third	1.0236	1.2004	-14.73%
Fourth	0.9864	1.1703	-15.71%
Fiscal Year Average	1.0405	1.1932	-12.80%

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2022, the volume of gas sold from western Oldenburg accounted for only 27.86% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 74.29% or $12,512,346 out of a total of $16,842,689 in overall Oldenburg gas royalties.

Gas sales under the OEG Agreement decreased 1.04% to 53.385 Bcf in fiscal 2022 from 53.947 Bcf in fiscal 2021. Given the lack of drilling by the operating companies during 2022, the Trust's consultant in Germany believes the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2022 Gas Sales	2021 Gas Sales	Percentage change
First	13.970	11.622	+20.20%
Second	13.123	14.495	-9.47%
Third	13.341	14.465	-7.77%
Fourth	12.951	13.365	-3.10%
Fiscal Year Total	53.385	53.947	-1.04%

Average gas prices for gas sold under the OEG Agreement increased 254.51% to 5.7342 Ecents/kWh in fiscal 2022 from 1.6175 Ecents/kWh in fiscal 2021.

Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2022 Average Gas Prices	2021 Average Gas Prices	Percentage change
First	3.1210	1.2171	+156.43%
Second	5.2460	1.5700	+234.14%
Third	6.2753	1.6349	+283.83%
Fourth	8.4951	1.9961	+325.58%
Fiscal Year Average	5.7342	1.6175	+254.51%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $16.60/Mcf, an increase of 208.55% from fiscal 2021's average price of $5.38/Mcf. For fiscal 2022, royalties paid under the OEG Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of $1.0375, a decrease of 13.04% from the average Euro/U.S. dollar exchange rate of $1.1931 for fiscal 2021.

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2022 Average Euro Exchange Rate	2021 Average Euro Exchange Rate	Percentage change
First	1.1255	1.2123	-7.16%
Second	1.0867	1.2022	-9.61%
Third	1.0236	1.1998	-14.69%
Fourth	0.9868	1.1714	-15.76%
Fiscal Year Average	1.0375	1.1931	-13.04%

Interest income for fiscal 2022 of $2,244 increased from interest income of $641 for fiscal 2021 due to the higher amount of royalties received. Trust expenses increased $87,423, or 13.95%, to $713,917 in fiscal 2022 from $626,494 in fiscal 2021 due to higher Trustees' fees as specified in the provisions of the Trust Agreement and accounting costs associated with the biennial examinations of the royalty calculations by the German operating companies during fiscal 2022.

Report on Drilling and Geophysical Work

The Trust's German consultant periodically contacts the representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the most recent information the Trust's German consultant received from representatives of EMPG in December 2022. The Trust is not able to confirm the accuracy of any of the information supplied by the operating companies. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

The Trust's German consultant has advised the Trust that EMPG has not planned any new wells for calendar 2023 and no major work has been initiated on the exploration side.

Production levels of the OEG fields for 2022 have demonstrated that numerous maintenance efforts, including well cleanup jobs and foam jobs to de-water weak wells, have been conducted to maintain production.

As of the current date and despite the difficult energy situation in Germany, the government has taken no steps to encourage or support domestic development of hydrocarbon-based energy sources. It should be noted that the economic impact on energy prices resulting from the invasion of Ukraine by Russia continues and shows no sign of abating. Under these circumstances, current decisions at both the governmental and corporate levels may change.

Critical Accounting Estimates

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

This Report on Form 10-K may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking. Such statements address future expectations and events or conditions concerning the Trust. You can identify many forward-looking statements by words such as "may," "will," "would," "should," "could," "expects," "aim," "anticipates," "believes," "estimates," "intends," "plan," "predict," "project," "seek," "potential," "opportunities" and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

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

• political and economic uncertainty arising from Russia's invasion of Ukraine.

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

Item 8.   Financial Statements and Supplementary Data.

NORTH EUROPEAN OIL ROYALTY TRUST

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Financial Statements:

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2022 and 2021	F-3

Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2022 and 2021	F-4

Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2022 and 2021	F-5

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2022 and 2021	F-6

Notes to Financial Statements	F-7 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners of
North European Oil Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2022 and 2021, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the two years in the period ended October 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2022 and 2021, and its revenue collected and expenses paid, undistributed earnings and changes in its cash and cash equivalents for each of the two years in the period ended October 31, 2021, in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ Mazars USA LLP

We have served as the Trust's auditor since 2006
Edison, NJ
December 30, 2022

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
OCTOBER 31, 2022 AND 2021
	2022	2021
ASSETS
Current assets -- Cash and cash equivalents	$7,193,457	$1,409,437

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$7,173,458	$1,409,438

	2022	2021
LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid November 2022 and 2021	$6,801,037	$1,286,683

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	392,420	122,754

Total Liabilities and Trust Corpus	$7,193,458	$1,409,438

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2022 AND 2021

	2022	2021
Gas, sulfur and oil royalties received	$17,800,119	$4,602,410
Interest income	2,244	641
Trust Income	$17,802,363	$4,603,051
Operating Expenses	($695,071)	($587,476)
Related party expenses (Note 3)	(18,846)	(39,018)
Trust Expenses	($713,917)	($626,494)
Net Income	$17,088,446	$3,976,557
Net income per unit	$1.86	$0.43
Distributions per unit paid or to be paid to unit owners	$1.83	$0.47

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2022 AND 2021
	2022	2021
Balance, beginning of period	$122,754	$465,774
Net income	17,088,446	3,976,557
	17,211,200	4,442,331
Less:
Current year distributions paid or to be paid to unit owners	16,818,780	4,319,577
Balance, end of period	$392,420	$122,754

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2022 AND 2021
	2022	2021
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$17,800,119	$4,602,410
Interest income	2,244	641
	$17,802,363	$4,603,051
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	$713,917	$626,494
Distributions paid	11,304,426	3,216,705
	$12,018,343	$3,843,199
Net increase (decrease) in cash and cash equivalents during the year	5,784,020	759,852
Cash and cash equivalents, beginning of year	1,409,437	649,585
Cash and cash equivalents, end of year	$7,193,457	$1,409,437

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2022 AND 2021

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

The Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the prior periods, including the immediately preceding calendar quarter. Negative adjustments are carried over to the succeeding quarter. There were no negative adjustments during fiscal 2022. A negative adjustment of Euros 444,931 ($538,651) from the fourth quarter of fiscal 2020 was carried over and offset against royalty revenue received in the first quarter of fiscal 2021.

Producing gas and oil royalty rights -

The rights to certain gas and oil royalties in Germany were transferred to the Trust at their net book value by North European Oil Company (the "Company") (see Note 2). The net book value of the royalty rights has been reduced to one dollar ($1) since the remaining net book value of royalty rights is de minimis relative to annual royalties received and distributed by the Trust and does not bear any meaningful relationship to the fair value of such rights or the actual amount of proved producing reserves.

Federal and state income taxes -

The Trust, as a grantor trust and additionally under a private letter ruling issued by the Internal Revenue Service, is exempt from federal income taxes. The Trust has no state income tax obligations.

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2022, the uninsured amounts held in the Trust's U.S. bank accounts were $6,933,575. In addition, the Trust held Euros 10,000, the equivalent of $9,882, in its German bank account at October 31, 2022.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2022 and 2021, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office services to the Trust at cost. For such office services, the Trust reimbursed the Managing Director $5,256 and $5,613 in fiscal 2022 and 2021, respectively.

As of December 31, 2021, Lawrence A. Kobrin, a Trustee of the Trust, fully retired from Cahill Gordon & Reindel LLP, which serves as counsel to the Trust. Commencing January 1, 2022, payments to Cahill Gordon & Reindel LLP are no longer considered to be payments to a related party but instead are included in operating expenses. For fiscal 2022 and 2021, related party legal expenses paid to Cahill Gordon & Reindel LLP were $13,590 and $33,405, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2022 and 2021 calendar years.

(5) Quarterly results (unaudited):

The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2022 and 2021:

Fiscal 2022 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$2,546,539	$3,773,568	$4,442,665	$7,037,347	$17,800,119
Net income	$2,351,819	$3,559,968	$4,292,607	$6,884,050	$17,088,466
Net Income per unit	$0.26	$0.39	$0.47	$0.75	$1.86
Distribution paid or to be paid	$2,297,647	$3,492,424	$4,227,671	$6,801,037	$16,818,779
Distribution per unit or to be paid to unit owners	$0.25	$0.38	$0.46	$0.74	$1.83

Fiscal 2021 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$283,439	$1,400,159	$1,480,863	$1,437.949	$4,602,410
Net income	$111,842	$1,198,447	$1,363,590	$1,302,678	$3,976,557
Net Income per unit	$0.01	$0.13	$0.15	$0.14	$0.43
Distribution paid or to be paid	$367,624	$1,286,682	$1,378,588	$1,286,683	$4,319,577
Distribution per unit or to be paid to unit owners	$0.04	$0.14	$0.15	$0.14	$0.47

Item 9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2022. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2022.

Internal Control over Financial Reporting

Part A. Management's Report on Internal Control over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2022.

Part B. Attestation Report of Independent Registered Public Accounting Firm

Not applicable

Part C. Changes in Internal Control over Financial Reporting

There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 15, 2023, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 15, 2023, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and       Related Stockholder Matters.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 15, 2023, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 15, 2023, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 15, 2023, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of the documents filed as part of this Report:

1. Financial Statements

Index to Financial Statements for the Fiscal Years Ended October 31, 2022         and 2021

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2022         and 2021

Statements of Revenue Collected and Expenses Paid for the Fiscal Years         Ended October 31, 2022 and 2021

Statements of Undistributed Earnings for the Fiscal Years Ended October 31,         2022 and 2021

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years         Ended October 31, 2022 and 2021

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

NORTH EUROPEAN OIL ROYALTY TRUST

Dated: December 30, 2022	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Chief Financial Officer Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 30, 2022	/s/Robert P. Adelman
Robert P. Adelman, Managing Trustee

Dated: December 30, 2022	/s/Ahron H.Haspel
Ahron H. Haspel, Trustee

Dated: December 30, 2022	/s/Lawrence A. Kobrin
Lawrence A. Kobrin, Trustee

Dated: December 30, 2022	/s/Nancy J. Prue
Nancy J. Prue, Trustee

Dated: December 30, 2022	/s/Willard B. Taylor
Willard B. Taylor, Trustee

Dated: December 30, 2022	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Page
(3.1)	North European Oil Royalty Trust Agreement, dated September 10, 1975, as amended through February 13, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008 (File No. 0-8378)).

(3.2)	Amended and Restated Trustees' Regulations, amended and restated as of October 31, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed November 2, 2007 (File No. 0-8378)).

(4.1)	Description of Securities	31

(10.1)	Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.2)	Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979 (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.3)	English language translation of Amendment Agreement dated August 26, 2016 between Oldenburgische Erdolgesellschaft mbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(10.4)	English language translation of Amendment Agreement dated August 26, 2016 between Mobil Erdgas-Erdol GmbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(21)	There are no subsidiaries of the Trust.

(31)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		32
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		34
(99.1)	Calculation of Cost Depletion Percentage for the 2021 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2022 prepared by Graves & Co. Consulting, LLC		35
(99.2)	Order Approving Settlement signed by Vice Chancellor Jack Jacobs of the Delaware Court of Chancery (incorporated by reference as Exhibit 99.2 to Current Report on Form 8-K, filed February 26, 1996).