Form 10-Q
period 2023-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2023-02-28
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2023  or

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

9,190,590 Units of Beneficial Interest Outstanding as of January 31, 2023

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JANUARY 31, 2023 AND OCTOBER 31, 2022
(Unaudited)
	2023	2022
ASSETS
Current assets -- Cash and cash equivalents	$9,928,434	$7,193,457

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$9,928,435	$7,193,458

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid February 2023 and November 2022	$9,190,590	$6,801,037

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	737,844	392,420

Total Liabilities and Trust Corpus	$9,928,435	$7,193,458

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022
(Unaudited)
	2023	2022
Gas, sulfur and oil royalties received	$9,765,883	$2,546,539
Interest income	22,923	237
Trust Income	$9,788,806	$2,546,776

Non-related party expenses	(251,189)	(179,441)
Related party expenses (Note 3)	(1,603)	(15,516)
Trust Expenses	(252,792)	(194,957)

Net Income	$9,536,014	$2,351,819

Net income per unit	$1.04	$0.26
Distributions per unit paid or to be paid to unit owners	$1.00	$0.25

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022
(Unaudited)
	2023	2022
Balance, beginning of period	$392,420	$122,754
Net income	9,536,014	2,351,819
	9,928,434	2,474,573
Less:
Current year distributions paid or to be paid to unit owners	9,190,590	2,297,647
Balance, end of period	$737,844	$176,926

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022
(Unaudited)
	2023	2022
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$9,765,883	$2,546,539
Interest income	22,293	237
	9,788,806	2,546,776
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	252,792	194,957
Distributions paid	6,801,037	1,286,683
	7,053,829	1,481,640
Net increase (decrease) in cash and cash equivalents during the period	2,734,977	1,065,136
Cash and cash equivalents, beginning of period	7,193,457	1,409,437
Cash and cash equivalents, end of period	$9,928,434	$2,474,573

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

The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2022 (the "2022 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2022 Form 10-K.

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2023, the uninsured amount held in the Trust's U.S. bank accounts was $9,667,793. In addition, the Trust held Euros 9,800, the equivalent of $10,641, in its German bank account at January 31, 2023.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2023 and 2022, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $1,603 and $1,926 in the first quarter of fiscal 2023 and 2022, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee for the 2023 and 2022 calendar years.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 99.10% of the cumulative royalty income received in fiscal 2023. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

On or about the 25th of the months of January, April, July and October of each year, the operating companies determine the amount of royalties that were payable to the Trust based on applicable sales during the relevant period. This amount is paid out to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its upcoming fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for that period and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis and are scheduled to begin their examination for 2021 and 2022 in November 2023.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs very minor treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant, raw gas input capacity stands at approximately 400 million cubic feet. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower. EMPG has indicated to the Trust's consultant in Germany that it intends to shut down one of the remaining two units in June 2023. The retirement of this unit is planned by EMPG because otherwise state authorities would mandate a full and costly recertification of its vessels and pipes which will have reached their required expiration date. Since the units are roughly equal in size, full operation of the remaining unit would be approximately 200 MMcf per day following the shutdown. It is expected that the single unit will be sufficient to handle sour gas production through-put from the concession. It is also expected that operating expenses in the future will be somewhat reduced by this measure. Since sour gas accounts for 75% of overall gas sales and 98% of western gas sales, any future shutdown could significantly impact royalty income. The Trust has insufficient data to predict whether, when and to what extent any future shutdown may occur.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for 99.57% of the cumulative royalty income received under this agreement in fiscal 2023. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first fiscal quarter of 2023, the Trust received no royalties under this agreement because prices were below the adjusted base price. In the first quarter of fiscal 2022, the Trust received $59,517 in sulfur royalties under this agreement.

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

The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets as well as monitoring the continuing impact of the war in Ukraine and ongoing efforts by the European governments to respond to the economic impacts of the war. This information provides a context in which to evaluate the actions of the operating companies. The Trust's consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. For the time being, EMPG has not scheduled any new gas well drilling through 2023. EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust is not able to confirm the accuracy of any of the information supplied by EMPG or the operating companies.

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

Results: First Quarter of Fiscal 2023 versus First Quarter of Fiscal 2022

Total royalty income received during the first quarter of fiscal 2023 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2022. The distribution of $1.00 per unit was paid on February 28, 2023 to owners of record as of February 17, 2023. Comparisons of total royalty income and net income for the first quarter of fiscal 2023 and 2022 are shown below.

	1st Fiscal Quarter Ended 1/31/2023	1st Fiscal Quarter Ended 1/31/2022	Percentage Change
Total Royalty Income	$9,765,883	$2,546,539	+283.50%
Net Income	$9,536,014	$2,351,819	+305.47%
Distribution per Unit	$1.00	$0.25	+300.00%

Despite the lingering economic effects caused by COVID-19 and the ongoing political and economic consequences of Russia's invasion of Ukraine, the German energy market was able, in the short-term, to address the energy shortfall caused by the severe reduction in Russian exports to Germany. This reduction in supply resulted in an increased demand for gas from other sources in order to provide sufficient gas supplies to get through the winter period of peak demand. The steps taken by Germany to stockpile sufficient gas supplies resulted in the increase in gas prices for the August-October 2022 period used in this quarter's royalty calculation and led to the increase in total royalty income between the first quarter of fiscal 2022 and the first quarter of fiscal 2023.

Total royalty income often includes positive and negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as Mobil sulfur royalties. In the first quarter of fiscal 2023, total royalty income was not affected because there were no prior period adjustments and there were no Mobil sulfur royalties. In the first quarter of fiscal 2022, total royalty income also was not affected because there were no prior period adjustments but was increased by Mobil sulfur royalties of $59,517.

The Trust's monthly royalty payments are paid prospectively based on the amount of royalties payable to the Trust in the prior quarter. End of quarter royalty adjustments result from the need to align prospective royalty payments from the operating companies with actual royalties that should have been paid. When actual prices and volumes are reported, there will be a positive reconciliation in the current quarter or a negative reconciliation in the subsequent quarter. Primarily as a result of the recent decline in gas prices, it is now anticipated that royalty payments to the Trust will be subject to a negative adjustment in the third fiscal quarter (May-July 2023). This will likely substantially reduce quarter-over-quarter cash distributions to the unit owners for at least the third quarter.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarters of 2022 and 2021 and the average German Border Import gas Price for the periods of August through October 2022 and 2021. No adjustments for prior periods are reflected in the gas royalties.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	4th Calendar Quarter Ended 12/31/2022	4th Calendar Quarter Ended 12/31/2021	Percentage Change
Gas Sales (Bcf) [1]	3.519	4.105	-14.28%
Gas Prices[2] (Ecents/Kwh)[3]	14.1664	3.0604	+362.89%
Average Exchange Rate[4]	1.0706	1.1256	-4.89%
Gas Royalties	$6,097,114	$1,618,746	+276.66%
Gas Prices ($/Mcf)[5]	$43.32	$9.86	+339.35%

OEG Agreement
Gas Sales (Bcf)	12.881	13.970	-7.80%
Gas Prices (Ecents/Kwh)	14.4469	3.1210	+362.89%
Average Exchange Rate	1.0700	1.1255	-4.93%
Gas Royalties	$3,580,010	$778,969	+359.58%
Gas Prices ($/Mcf)	$43.12	$9.81	+339.55%

Footnotes
1. Billion cubic feet
2. Gas prices derived from August-October period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2023, gas sales from western Oldenburg accounted for only 27.32% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 73.11% or $7,075,967 out of a total of $9,677,986 in Oldenburg royalties attributable to gas.

Trust expenses for the first quarter of fiscal 2023 increased 29.67%, or $57,835, to $252,792 from $194,957 for the first quarter of fiscal 2022. The increase in expenses reflects increased Trustee fees as specified by the Trust Agreement, increased fees associated with the Trust's petroleum consultant, and the preparation and mailing of the annual meeting materials.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2023, compared to that at fiscal year-end (October 31, 2022), shows an increase in assets due to higher royalty receipts during the first quarter of fiscal 2023.

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

Item 4. Controls and Procedures.

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated, and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2023 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2023.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

February 28, 2023