Form 10-Q
period 2023-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2023-05-31
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2023  or

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

9,190,590 Units of Beneficial Interest Outstanding as of April 30, 2023

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
APRIL 30, 2023 AND OCTOBER 31, 2022
(Unaudited)
	2023	2022
ASSETS
Current assets -- Cash and cash equivalents	$10,242,410	$7,193,457

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$10,242,411	$7,193,458

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid May 2023 and November 2022	$9,650,120	$6,801,037

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	592,290	392,420

Total Liabilities and Trust Corpus	$10,242,411	$7,193,458

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED APRIL 30, 2023 AND 2022
(Unaudited)
	2023	2022
Gas, sulfur and oil royalties received	$9,760,018	$3,773,568
Interest income	57,417	388
Trust Income	$9,817,435	$3,773,956

Operating expenses	(310,141)	(211,975)
Related party expenses (Note 3)	(2,728)	(2,013)
Trust Expenses	(312,869)	(213,988)

Net Income	$9,504,566	$3,559,968

Net income per unit	$1.03	$0.39
Distributions per unit paid or to be paid to unit owners	$1.05	$0.38

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2023 AND 2022
(Unaudited)
	2023	2022
Gas, sulfur and oil royalties received	$19,525,901	$6,320,107
Interest income	80,340	625
Trust Income	$19,606,241	$6,320,732

Operating expenses	(561,330)	(391,416)
Related party expenses (Note 3)	(4,331)	(17,529)
Trust Expenses	(565,661)	(408,945)

Net Income	$19,040,580	$5,911,787

Net income per unit	$2.07	$0.64
Distributions per unit paid or to be paid to unit owners	$2.05	$0.63

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2023 AND 2022
(Unaudited)
	2023	2022
Balance, beginning of period	$392,420	$122,754
Net income	19,040,580	5,911,787
	19,433,000	6,034,541
Less:
Current year distributions paid or to be paid to unit owners	18,840,710	5,790,071
Balance, end of period	$592,290	$244,470

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2023 AND 2022
(Unaudited)
	2023	2022
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$19,525,901	$6,320,107
Interest income	80,340	625
	19,606,241	6,320,732
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	565,661	408,945
Distributions paid	15,991,627	3,584,330
	16,557,288	3,993,275
Net increase (decrease) in cash and cash equivalents during the period	3,048,953	2,327,457
Cash and cash equivalents, beginning of period	7,193,457	1,409,437
Cash and cash equivalents, end of period	$10,242,410	$3,736,894

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2023, the uninsured amount held in the Trust's U.S. bank accounts was $9,979,171. In addition, the Trust held Euros 12,000, the equivalent of $13,239, in its German bank account at April 30, 2023.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2023 and 2022, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $2,728 and $2,013 in the second quarter of fiscal 2023 and 2022, respectively. For such office expenses, the Trust reimbursed the Managing Director $4,331 and $3,939 in the first six months of fiscal 2023 and 2022, respectively.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 99.13% of the cumulative royalty income received in fiscal 2023. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

On or about the 25th of the months of January, April, July and October, the operating companies determine the amount of royalties that were payable to the Trust based on applicable sales during the relevant period. This amount is paid out to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its next fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for the current period and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable by the operating companies are paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis.

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

EMPG has indicated to the Trust's consultant in Germany that it intends to shut down one of the remaining two units in May-June 2023. For a period of three to four weeks, there will be no through-put at the plant as the shutdown of one unit takes place and additional elements are refurbished on the remaining unit. The cost of this work will be approximately 50 million Euros. The retirement of this unit is planned by EMPG because otherwise state authorities would mandate a full and costly recertification of its vessels and pipes which will have reached their required expiration date. Since the units are roughly equal in size, full operation of the remaining unit would be approximately 200 MMcf per day following the shutdown. It is expected that the single unit will be sufficient to handle sour gas production through-put from the concession. It is also expected that operating expenses in the future will be somewhat reduced by this measure. Since sour gas accounts for 75% of overall gas sales and 98% of western gas sales, any future shutdown of the remaining unit could significantly impact royalty income. The Trust has insufficient data to predict whether, when and to what extent any future shutdown may occur.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99.59% of the cumulative royalty income received under this agreement in the first half of fiscal 2023. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by the Mobil Agreement.

The Trust is also entitled under an agreement with Mobil ("the Mobil Sulfur Agreement") to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2023, the Trust received $0 in sulfur royalties under the Mobil Sulfur Agreement. In the first six months of fiscal 2022, the Trust received $130,135 in sulfur royalties under the Mobil Sulfur Agreement.

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

The Trust had previously disclosed that to the best of its knowledge the Farm-In Agreement between Vermilion Energy Inc. ("Vermilion") and Mobil Erdgas and BEB had expired due to Vermilion's failure to meet its drilling commitments within the Oldenburg Concession. Due to the efforts of the Trust's consultant in Germany, the Trust was informed by EMPG that Vermilion's drilling obligation in the Oldenburg area has been halted for the time being due to difficulties obtaining the required permits, and that Vermilion may or may not mature other prospects in the central and northern parts of the Oldenburg Concession in the future. In the middle of 2022, Vermilion gave back to EMPG the operatorship for exploration of the three northern areas of the concession thus surrendering any exploration and drilling rights within the concession.

Results: Second Quarter of Fiscal 2023 versus Second Quarter of Fiscal 2022

Total royalty income received during the second quarter of fiscal 2023 was based upon actual royalties received by the Trust during the first fiscal quarter. A distribution of $1.05 per unit was paid on May 31, 2023 to owners of record as of May 19, 2023. Comparisons of total royalty income received and net income for the second quarter of fiscal 2023 and 2022 are shown below.

	2nd Fiscal Quarter Ended 4/30/2023	2nd Fiscal Quarter Ended 4/30/2022	Percentage Change
Total Royalty Income	$9,760,018	$3,773,568	+158.64%
Net Income	$9,504,566	$3,559,968	+166.98%
Distribution per Unit	$1.05	$0.38	+176.32%

The increase in total royalty income for the second quarter of fiscal 2023 in comparison to the second quarter of fiscal 2022 resulted from the prospective royalty payments based on the substantially higher gas prices experienced during the first fiscal quarter. Total royalty income can potentially include positive and/or negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. In the second quarter of fiscal 2023, total royalty income was not affected because there were no prior period adjustments and Mobil sulfur royalties were $0. In the second quarter of fiscal 2022, total royalty income was not affected because there were no prior period adjustments but was increased by Mobil sulfur royalties of $70,618.

The following table is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties are determined based on the actual physical gas sales that occurred during the first calendar quarter of 2023 and the average German Border Import gas Price for the period of November 2022 through January 2023.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	1st Calendar Quarter Ended 3/31/2023	1st Calendar Quarter Ended 3/31/2022	Percentage Change
Gas Sales (Bcf) [1]	3.451	3.605	-4.27%
Gas Prices[2] (Ecents/Kwh)[3]	9.1043	5.1442	+76.98%
Average Exchange Rate[4]	1.0698	1.0883	-1.70%
Gas Royalties	$3,841,989	$2,307,437	+66.50%
Gas Prices ($/Mcf)[5]	$27.83	$16.00	+73.94%

OEG Agreement
Gas Sales (Bcf)	12.242	13.123	-6.71%
Gas Prices (Ecents/Kwh)	9.2846	5.2460	+76.98%
Average Exchange Rate	1.0698	1.0867	-1.56%
Gas Royalties Payable	$2,136,825	$1,257,976	+69.86%
Gas Prices ($/Mcf)	$27.72	$15.90	+74.34%

Footnotes
1. Billion cubic feet
2. Gas prices derived from November-January period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2023, gas sales from western Oldenburg accounted for only 28.19% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 73.42%, or $7,105,268 out of $9,677,982, in Oldenburg royalties attributable to gas.

Trust expenses for the second quarter of fiscal 2023 increased 46.21%, or $98,881, to $312,869 from $213,988 in the second quarter of fiscal 2022. The increase in expenses reflects higher Trustee fees as specified by the Trust Agreement on the basis of royalty income paid to the Trust. Trust interest income received in the second quarter of fiscal 2023 increased to $57,417 in comparison to $388 received in the second quarter of fiscal 2022 due to higher available funds and higher interest rates.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2023, compared to that at fiscal year-end (October 31, 2022), shows an increase in assets due to higher royalty receipts during the second quarter of fiscal 2023.

Results: First Six Months of Fiscal 2023 versus First Six Months of Fiscal 2022

Total royalty income received during the first six months of fiscal 2023 increased in comparison to the first six months of fiscal 2022 based on two factors: (1) gas prices under both the Mobil and the OEG Agreements in the first quarter of fiscal 2023 were significantly higher yielding higher royalty income; and (2) the prospective royalty payments received by the Trust in the second fiscal quarter reflected these same higher gas prices. Comparisons of total royalty income received and net income for the first six months of fiscal 2023 and 2022 are shown below.

	Six Months Ended 4/30/2023	Six Months Ended 4/30/2022	Percentage Change
Total Royalty Income	$19,525,901	$6,320,107	+208.95%
Net Income	$19,040,580	$5,911,787	+222.08%
Distribution per Unit	$2.05	$0.63	+225.40%

Total royalty income can potentially include positive and/or negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. During the first six months of fiscal 2023, total royalty income was not affected because there were no prior period adjustments and Mobil sulfur royalties were $0. During the first six months of fiscal 2022, total royalty income was not affected because there were no prior period adjustments but was increased by Mobil sulfur royalties of $130,135.

The following table is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties for the first six months of fiscal 2023 are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2022 and the first calendar quarter of 2023 and the average German Border Import gas Price for the period of August 2022 through January 2023.

Gas Data Providing Basis for Six-Month Fiscal Period Royalties
Mobil Agreement	Six Months Ended 3/31/2023	Six Months Ended 3/31/2022	Percentage Change
Gas Sales (Bcf)	6.970	7.710	-9.60%
Gas Prices(Ecents/Kwh)	11.6593	4.0341	+189.02%
Average Exchange Rate	1.0703	1.1034	-3.00%
Gas Royalties	$9,939,103	$3,926,184	+153.15%
Gas Prices ($/Mcf)	$35.65	$12.73	+180.05%

OEG Agreement
Gas Sales (Bcf)	25.123	27.093	-7.27%
Gas Prices (Ecents/Kwh)	11.9309	4.1493	+187.54%
Average Exchange Rate	1.0699	1.1012	-2.84%
Gas Royalties	$5,716,836	$2,036,945	+180.66%
Gas Prices ($/Mcf)	$35.61	$12.75	+179.29%

For the six months ended 3/31/2023, gas sales from western Oldenburg accounted for only 27.74% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 73.27%, or $14,181,235 out of $19,355,969, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first six months of fiscal 2023 increased 38.32%, or $156,716, to $565,661 from $408,945 for the first six months of fiscal 2022. The increase in expenses reflects the higher Trustee fees as specified by the Trust Agreement on the basis of royalty income paid to the Trust, higher compensation for the Managing Director, and higher listing fees for the New York Stock Exchange. Trust interest income received during the first six months of fiscal 2023 increased to $80,340 in comparison to $625 received in the first six months of fiscal 2022 due to increased funds available and higher interest rates.

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

The Trust's German consultant advised the Trust that, in these discussions, EMPG has indicated that it will not be drilling any wells during 2022. Instead, EMPG has been and is continuing to conduct extensive work-overs of existing wells to address any factors that are limiting the flow of gas to the wellhead. One common cause of difficulty results from the buildup of liquids in the wellbore. One solution to this problem requires the injection of foam agents, which permit the problematic liquids to be more easily extracted. Additional work-overs are conducted via reservoir stimulation through acid treatments, pumping and mechanical cleaning of valves and wellheads. All together at current count, EMPG has conducted 149 different work-over efforts in 2022.

This report on Form 10-Q may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements address future expectations and events or conditions concerning the Trust. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include: the fact that the assets of the Trust are depleting assets and, if the operators developing the concession do not perform additional development projects, the assets may deplete faster than expected; risks and uncertainties concerning levels of gas production and gas sale prices, general economic conditions, and currency exchange rates; the ability or willingness of the operating companies to perform under their contractual obligations with the Trust; potential disputes with the operating companies and the resolution thereof; and political and economic uncertainty arising from Russia's invasion of Ukraine. Any forward-looking statement speaks only as of the date on which such statement is made, and the Trust does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2023 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2023.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

May 31, 2023