Form 10-Q
period 2023-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2023-08-31
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2023  or

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

9,190,590 Units of Beneficial Interest Outstanding as of July 31, 2023

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JULY 31, 2023 AND OCTOBER 31, 2022
(Unaudited)
	2023	2022
ASSETS
Current assets -- Cash and cash equivalents	$2,883,184	$7,193,457

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$2,883,185	$7,193,458

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners, paid August 2023 and paid November 2022	$1,930,024	$6,801,037

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	953,160	392,420

Total Liabilities and Trust Corpus	$2,883,185	$7,193,458

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022
(Unaudited)
	2023	2022
Gas, sulfur and oil royalties received	$2,490,778	$4,442,665
Interest income	31,949	635
Trust Income	$2,522,727	$4,443,300

Operating expenses	(227,308)	(149,376)
Related party expenses (Note 3)	(4,525)	(1,317)
Trust Expenses	(231,833)	(150,693)

Net Income	$2,290,894	$4,292,607

Net income per unit	$0.25	$0.47
Distributions per unit paid or to be paid to unit owners	$0.21	$0.46

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2023 AND 2022
(Unaudited)
	2023	2022
Gas, sulfur and oil royalties received	$22,016,679	$10,762,772
Interest income	112,289	1,261
Trust Income	$22,128,968	$10,764,033

Operating expenses	(788,638)	(540,792)
Related party expenses (Note 3)	(8,856)	(18,846)
Trust Expenses	(797,494)	(559,638)

Net Income	$21,331,474	$10,204,395

Net income per unit	$2.32	$1.11
Distributions per unit paid or to be paid to unit owners	$2.26	$1.09

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2023 AND 2022
(Unaudited)
	2023	2022
Balance, beginning of period	$392,420	$122,754
Net income	21,331,474	10,204,395
	21,723,894	10,327,149
Less:
Current year distributions paid or to be paid to unit owners	20,770,734	10,017,742
Balance, end of period	$953,160	$309,407

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2023 AND 2022
(Unaudited)
	2023	2022
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$22,016,679	$10,762,772
Interest income	112,289	1,261
	22,128,968	10,764,033
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	797,494	559,638
Distributions paid	25,641,747	7,076,754
	26,439,241	7,636,392
Net increase (decrease) in cash and cash equivalents during the period	(4,310,273)	3,127,641
Cash and cash equivalents, beginning of period	7,193,457	1,409,437
Cash and cash equivalents, end of period	$2,883,184	$4,537,078

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2023, the uninsured amount held in the Trust's U.S. bank accounts was $2,619,962. In addition, the Trust held Euros 12,000, the equivalent of $13,223, in its German bank account at July 31, 2023.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2023 and 2022, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such expenses, the Trust reimbursed the Managing Director $4,525 and $1,317 in the third quarter of fiscal 2023 and 2022 and $8,856 and $5,256 in the first nine months of fiscal 2023 and 2022, respectively.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 98.75% of the cumulative royalty income received in fiscal 2023. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs no treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant which commenced operations in 1972. The desulfurization process removes hydrogen sulfide and other contaminants before the clean gas can be sold. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant's two remaining parallel processing units ("trains"), raw gas input capacity stood at approximately 400 million cubic feet ("MMcf") per day. As needed, EMPG conducts maintenance on the plant generally during the summer months when demand is lower.

As previously indicated to the Trust's consultant in Germany, EMPG decommissioned one of the remaining two trains. The decommissioning was conducted in during May-July 2023. For a period of twenty-four days beginning on June 25, 2023, there was no through-put at the plant while the shutdown of one train and the refurbishment and maintenance of the remaining train was completed. The cost of this work was approximately 50 million Euros. The plant is subject to an ongoing schedule of inspections, which may result in shutdowns while required repairs are conducted. Full operation of the remaining train is approximately 200 MMcf per day following the shutdown. It is expected that the single train will be sufficient to handle sour gas production through-put from the concession. It is also expected that operating expenses in the future may be reduced by this measure. Since sour gas accounts for 75% of overall gas sales and 98% of western gas sales, any future shutdown of the remaining train could significantly impact royalty income. The Trust has insufficient data to predict whether, when and to what extent any future shutdown may occur.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99.51% of the cumulative royalty income received under this agreement in fiscal 2023. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2023, the Trust received $34,586 in sulfur royalties under the Mobil Sulfur Agreement which was received during the third quarter. In the first nine months of fiscal 2022, the Trust received $231,356 in sulfur royalties under the Mobil Sulfur Agreement, including $101,221 in sulfur royalties during the third quarter.

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

The amended agreements also established a procedure to address the inherent delay in the availability of data regarding gas prices and gas sales. As their first step on or about the 20th of the months of January, April, July and October, the operating companies determine the amount of royalties that were owed to the Trust based on applicable sales during the relevant periods. The relevant period for gas sales volumes is the immediately preceding calendar quarter. The relevant period for average GBIP begins two months earlier. This amount is paid out to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its next fiscal quarter. At the same time, the operating companies review the actual amount of royalties that were paid to the Trust for the current quarter and calculate the difference between the amounts paid to the Trust and the amounts owed to the Trust. Any underpayments owed by the operating companies are paid immediately and any overpayments would be deducted from the royalty payments during the following fiscal quarter.

In September of the following year, the operating companies make the final determination of total volumes of the prior year's gas sales. This information along with the final average GBIP published in April allow the operating companies to calculate whether there was an underpayment or overpayment of royalties for the prior calendar year. Any underpayment is paid to the Trust immediately and any overpayment is deducted from the next scheduled royalty payments. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis and will be starting their next examination for fiscal years 2021 and 2022 in November 2023.

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

The Trust had previously disclosed that to the best of its knowledge the Farm-In Agreement between Vermilion Energy Inc. ("Vermilion") and Mobil Erdgas and BEB had expired due to Vermilion's failure to meet its drilling commitments within the Oldenburg Concession. Due to the efforts of the Trust's consultant in Germany, the Trust was informed by EMPG that Vermilion's drilling obligation in the Oldenburg area has been halted for the time being due to difficulties obtaining the required permits, and that Vermilion may or may not mature other prospects in the central and northern parts of the Oldenburg Concession in the future. In the middle of 2022, Vermilion gave back to EMPG the rights for exploration of the three northern areas of the concession specified in the Farm-In Agreement thus surrendering any exploration and drilling rights within the concession.

Results: Third Quarter of Fiscal 2023 Versus Third Quarter of Fiscal 2022

Total royalty income received during the third quarter of fiscal 2023 was derived from sales of gas, sulfur, and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2023. A distribution of 21 cents per unit was paid on August 30, 2023 to owners of record as of August 18, 2023. Comparisons of total royalty income and net income for the third quarter of fiscal 2023 and 2022 are shown below.

	3rd Fiscal Quarter Ended 7/31/2023	3rd Fiscal Quarter Ended 7/31/2022	Percentage Change
Total Royalty Income	$2,490,778	$4,442,665	-43.94%
Net Income	$2,290,894	$4,292,607	-46.63%
Distributions per Unit	$0.21	$0.46	-54.35%

The decrease in total royalty income for the third quarter of fiscal 2023 in comparison to the third quarter of fiscal 2022 resulted primarily from the decrease in gas prices and gas sales. Total royalty income reflects the inclusion of positive and/or negative adjustments that the operators make during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. In the third quarter of fiscal 2023, total royalty income was affected because there was a negative carry-over from the prior quarter, but total royalty income was increased by Mobil sulfur royalties of $34,586. In the third quarter of fiscal 2022, total royalty income was not affected because there were no prior period adjustments, but total royalty income was increased by Mobil sulfur royalties of $101,221.

The following table is intended to illustrate trends based on actual gas sales in each fiscal quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the second calendar quarter of 2023 and the average German Border Import gas Price for the period of February 2023 through April 2023.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	2nd Calendar Quarter Ended 6/30/2023	2nd Calendar Quarter Ended 6/30/2022	Percentage Change
Gas Sales (Bcf) [1]	2.957	3.665	-19.32%
Gas Prices[2] (Ecents/Kwh)[3]	4.7294	6.1535	-23.14%
Average Exchange Rate[4]	1.1099	1.0236	+8.43%
Gas Royalties	$1,773,400	$2,640,584	-32.84%
Gas Prices ($/Mcf)[5]	$14.99	$18.01	-16.77%

OEG Agreement
Gas Sales (Bcf)	10.503	13.341	-21.27%
Gas Prices (Ecents/Kwh)	4.8230	6.2753	-23.14%
Average Exchange Rate	1.1170	1.0236	+9.12%
Gas Royalties	$920,889	$1,469,383	-37.33%
Gas Prices ($/Mcf)	$15.02	$17.93	-16.23%

Footnotes
1. Billion cubic feet
2. Gas prices derived from February-April period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2023, gas sales from western Oldenburg accounted for only 28.15% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 78.02%, or $1,860,930 out of $2,385,127, of all royalties attributable to gas.

Trust expenses for the third quarter of fiscal 2023 increased 53.84%, or $81,140, to $231,833 in comparison to $150,693 for the third quarter of fiscal 2022. The increase in expenses reflects higher Trustee fees as specified by the provisions of the Trust Agreement and increased legal fees. The Trust received interest income in the amount of $31,949 and $635 during the third quarters of fiscal 2023 and 2022, respectively, due to higher interest rates and higher net income.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2023, compared to that at fiscal year-end (October 31, 2022), shows a decrease in assets due to lower royalty receipts during the third quarter of fiscal 2023.

Results: First Nine Months of Fiscal 2023 Versus First Nine Months of Fiscal 2022

Total royalty income received during the first nine months of fiscal 2023 was primarily derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2022 and the first and second calendar quarters of 2023. Comparisons of total royalty income and net income for the first nine months of fiscal 2023 and 2022 are shown below.

	Nine Months Ended 7/31/2023	Nine Months Ended 7/31/2022	Percentage Change
Total Royalty Income	$22,016,679	$10,762,772	+104.56%
Net Income	$21,331,473	$10,204,395	+109.04%
Distributions per Unit	$2.26	$1.09	+107.34%

The increase in total royalty income in the first nine months of fiscal 2023 from the first nine months of fiscal 2022 resulted primarily from higher gas prices under both the Mobil and OEG Agreements. Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the nine-month period, including adjustments from prior periods, as well as the inclusion of Mobil sulfur royalties. During the first nine months of both fiscal 2023 and 2022, there were no prior period adjustments. The Trust received separate sulfur royalty payments under the Mobil Agreement of $34,586 and $231,356 during the first nine months of fiscal 2023 and 2022, respectively.

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

Gas Data Providing Basis for Fiscal Nine-Month Period Royalties
Mobil Agreement	Nine Months Ended 6/30/2023	Nine Months Ended 6/30/2022	Percentage Change
Gas Sales (Bcf)	9.927	11.375	-12.73%
Gas Prices(Ecents/Kwh)	9.5953	4.7168	+103.43%
Average Exchange Rate	1.0761	1.0699	+0.58%
Gas Royalties Payable	$11,712,503	$6,566,767	+78.36%
Gas Prices ($/Mcf)	$29.50	$14.43	+104.44%

OEG Agreement
Gas Sales (Bcf)	35.626	40.434	-11.89%
Gas Prices (Ecents/Kwh)	9.8363	4.8508	+102.78%
Average Exchange Rate	1.0762	1.0673	+0.84%
Gas Royalties Payable	$6,637,725	$3,506,328	+89.31%
Gas Prices ($/Mcf)	$29.53	$14.45	+104.36%

For the nine months ended June 30, 2023, gas sales from western Oldenburg accounted for only 27.86% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 73.79%, or $16,042,165 out of $21,741,095, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first nine months of fiscal 2023 increased 42.5% or $237,856 to $797,494 in comparison to $559,638 for the prior fiscal year's equivalent period. The increase in expenses reflects higher Trustee fees as specified by the provisions of the Trust Agreement, higher legal fees, and the higher NYSE fee. Trust interest income received during the first nine months of fiscal 2023 increased to $112,289 in comparison to $1,261 received in the first nine months of fiscal 2022 due to higher interest rates and higher net income.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2022 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2023.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended July 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

August 31, 2023