Form 10-K
period 2023-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2023-12-29
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2023  or

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   X

On April 28, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $125,538,547.

As of December 29, 2023, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2023 Annual Meeting to be held on February 21, 2024.

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

Neither the Trust nor the Trustees on behalf of the Trust conduct any active business activities or operations. The function of the Trustees is to monitor, verify, collect, hold, invest and distribute the royalty payments made to the Trust. Under the Trust Agreement, the Trustees make quarterly distributions of the net funds received by the Trust on behalf of the unit owners, after making provisions to cover future anticipated expenses. Funds temporarily held by the Trust prior to their distribution are invested in an interest bearing money market account.

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

Royalties are paid to the Trust on sales from production under these leases and concessions on a regular monthly or quarterly basis pursuant to the royalty agreements. The Trust receives the royalty payments exclusively in Euros. After the royalties have been deposited in the Trust's account with Deutsche Bank in Germany, sufficient funds are reserved to handle any outstanding or anticipated expenses and maintain a minimal balance of 12,000 Euros. The Trust then converts the remainder of Euro denominated funds into United States ("U.S.") dollars based upon the available exchange rates. Following this conversion to U.S. dollars, the royalties are transferred to the Trust's bank account in the U.S. The Trust does not engage in activities to hedge against currency risk, and the fluctuations in the conversion rate impact its financial results. Since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

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

The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock)("UUCSR")), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. As a cost savings measure, the royalty examination is conducted on a biennial basis. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested to be made. As a result of the amendments to the Trust's royalty agreements which effect pricing simplification (see Item 7 of this Report), examinations by the Trust's German accountants have been simplified since these examinations are primarily limited to the verification of the gas quantities sold. Although these periodic examinations may also disclose other matters that are subject to dispute between the parties, these disputes have historically been resolved through negotiations without the need for litigation. The Trust's accountants in Germany began their examination of the operating companies for calendar years 2021 and 2022 in October 2023 when the final sales figures and the German Border Import gas Prices (see Item 7 of this Report) were both available.

(c) Financial Information about Geographic Areas.  In Item 2 of this Report, there is a schedule (by product, geographic area, and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2023.

(d) Information about our Trustees and Executive Officers.  As specified in the Trust Agreement, the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement.

One Trustee is designated as Managing Trustee. Nancy J. Floyd Prue has served in a non-executive capacity as Managing Trustee since March 13, 2023. Ahron H. Haspel is independent and has been determined to be a financial expert (both as defined in the SEC rules). Mr. Haspel serves as Chairman for the Audit and Compensation Committees. Lawrence A. Kobrin serves as Clerk to the Trustees. For these services, each of these three individuals receives additional compensation. Willard B. Taylor is the fourth Trustee.

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

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together account for approximately 100% of all the royalties under said agreement. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement (as compared to the OEG Agreement described below) due to the higher royalty rate specified by that agreement.

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

The Trust is also entitled under an agreement with Mobil Erdgas to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg (the "Mobil Sulfur Agreement"). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed-upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties paid under the Mobil Agreement totaled $34,586 and $316,527 during fiscal 2023 and 2022, respectively.

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

EMPG decommissioned one of the remaining two sulfur processing units ("trains"). The decommissioning was conducted during May-July 2023. For a period of twenty-four days beginning on June 25, 2023, there was no through-put at the plant while the shutdown of one train and the refurbishment and maintenance of the remaining train were completed. The cost of this work was approximately 50 million Euros. The plant is subject to an ongoing schedule of inspections which may result in shutdowns while required repairs are conducted. Full operation of the remaining train is approximately 200 million cubic feet ("MMcf") per day following the shutdown. It is expected that the single train will be sufficient to handle sour gas production through-put from the concession. It is also expected that operating expenses in the future may be reduced by this measure. Since sour gas accounts for 71% of overall gas sales and 97% of western gas sales, any future shutdown of the remaining train could significantly impact royalty income. The Trust has insufficient data to predict whether, when and to what extent any future shutdown may occur.

The following is a schedule of royalty income for the fiscal year ended October 31, 2023 by product, geographic area and operating company:

By Product:
Product	Royalty Income
Gas Well and Oil Well Gas	$21,740,519
Sulfur	$187,563
Oil	$88,021

By Geographic Area:
Area	Royalty Income
Western Oldenburg	$16,192,614
Eastern Oldenburg	$5,823,489
Non-Oldenburg Areas	$0

By Operating Company:
Company	Royalty Income
Mobil Erdgas (under the Mobil Agreement)	$13,951,199
BEB (under the OEG Agreement)	$8,064,904

Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2023 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2023 (the "Cost Depletion Report"). The Cost Depletion Report, dated November 27, 2023, was prepared by Graves & Co. Consulting, LLC, 1800 West Loop South, Suite 750, Houston, Texas 77027 ("Graves & Co."). Graves & Co. is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2023 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2023 for the primary area in which the Trust holds overriding royalty rights. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2023. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

The cost depletion percentage is prepared by Graves & Co. for the Trust's unit owners for tax reporting purposes. The cost depletion percentage in that report for calendar 2023 is 8.8130%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2023 calendar year are included on removable pages in the 2023 Annual Report. Additionally, the tax reporting information for 2023 is available on the Trust's website, http://www.neort.com/tax-letters.html.

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

Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2023 and a five-year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2023, 2022, 2021, 2020 and 2019 computed from quarterly sales reports of operating companies received by the Trust during such periods.

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

The operating companies pay royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 99% of the total royalties in fiscal 2023. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is produced and the exchange rate. For purposes of the royalty calculations, the determination of the gas price is explained in detail in the following three paragraphs.

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

Results:  Fiscal 2023 versus Fiscal 2022

Russia's current war against Ukraine derailed the European energy system, with Germany hit particularly hard. With Russian gas making up such a large portion of Germany's energy needs, Germany took steps to rebuild its reserves for the following winter and ensure a steady source of future supply. As a result of the increase in demand for alternative sources of gas, in August 2022 the GBIP spiked 645% year over year. These high gas prices resulted in the destruction of some industrial demand and a general reduction in consumer demand. However, the increase in gas prices was short lived and following a warm winter with further reduced demand, the GBIP continued to decline through the end of the year.

Beginning at the end of the second quarter of fiscal 2023, large negative adjustments dictated by the Trust's royalty agreements were accrued and subsequently applied against royalty income in the following quarter. The ongoing price decline in conjunction with the accrued negative adjustments continued to occur in the third and fourth quarters of fiscal 2023. The distribution of $0.21 per unit in the third quarter of fiscal 2023 represented an 80% decline from the second quarter's distribution of $1.05 per unit. There was no distribution for the fourth quarter of fiscal 2023.

For fiscal 2023, the Trust's gross royalty income increased 23.7% to $22,016,103 from $17,800,119 in fiscal 2022. The total distribution for fiscal 2023 was $2.26 per unit compared to $1.83 per unit for fiscal 2022. Gas prices under both royalty agreements were higher while gas sales and average exchange rates were down. The royalty income received under the Mobil Agreement in fiscal 2023 increased by $2,664,909 as compared to fiscal 2022. Royalty income received under the OEG Agreement in fiscal 2023 increased by $1,549,381 as compared to fiscal 2022.

The Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the previous periods. During fiscal 2023, the adjustments based on royalties payable for 2022 would have decreased royalty income by Euros 228,631. However, because there was no royalty income received to offset, this negative amount will carry over into the first quarter of fiscal 2024. During fiscal 2022, the adjustments based on royalties payable for 2021 increased royalty income by $1,550,020. In fiscal 2023 and 2022, Mobil sulfur royalties totaled $34,586 and $316,527, respectively.

Gas sales under the Mobil Agreement decreased 16.4% to 12.439 Billion cubic feet ("Bcf") in fiscal 2023 from 14.874 Bcf in fiscal 2022. Given the lack of drilling by the operating companies during 2023 and the renovation work on Grossenkneten, the Trust's consultant in Germany believes the decline in gas production is due to the combination of the temporary shutdown of processing at Grossenkneten and the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2023 Gas Sales	2022 Gas Sales	Percentage change
First	3.519	4.105	-14.28%
Second	3.451	3.605	-4.27%
Third	2.957	3.665	-19.32%
Fourth	2.512	3.499	-28.21%
Fiscal Year Total	12.439	14.874	-16.37%

Average prices for gas sold under the Mobil Agreement increased 49.5% to 8.3231 Euro cents per kilowatt hour ("Ecents/kWh") in fiscal 2023 from 5.5665 Ecents/kWh in fiscal 2022.

Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2023 Average Gas Prices	2022 Average Gas Prices	Percentage change
First	14.1664	3.0604	+362.89%
Second	9.1043	5.1442	+76.98%
Third	4.7294	6.1535	-23.14%
Fourth	3.2970	8.3302	-60.42%
Fiscal Year Average	8.3231	5.5665	+49.52%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $23.54 per thousand cubic feet ("Mcf"), an increase of 42.1% from fiscal 2022's average price of $16.56/Mcf. For fiscal 2023, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of 0.9900, a decrease of 4.9% from the average Euro/U.S. dollar exchange rate of 1.0405 for fiscal 2022.

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2023 Average Euro Exchange Rate	2022 Average Euro Exchange Rate	Percentage change
First	1.0706	1.1256	-4.89%
Second	1.0698	1.0883	-1.70%
Third	1.1099	1.0236	+8.43%
Fourth	0.0000[1]	0.9864	-100.00%
Fiscal Year Average	0.9900	1.0405	-4.85%
1. No royalty income was deposited into the Trust's account at Deutsche Bank, and there was no conversion and transfer to the Trust's account with M&T Bank. Consequently, no exchange rate was generated.

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2023, the volume of gas sold from western Oldenburg accounted for only 27.7% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 73.8% or $16,041,589 out of a total of $21,740,519 in overall Oldenburg gas royalties.

Gas sales under the OEG Agreement decreased 15.8% to 44.944 Bcf in fiscal 2023 from 53.385 Bcf in fiscal 2022. Given the lack of drilling by the operating companies during 2023 and the maintenance work on Grossenkneten, the Trust's consultant in Germany believes the decline in gas production is due to the combination of the temporary shutdown of processing at Grossenkneten and the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2023 Gas Sales	2022 Gas Sales	Percentage change
First	12.881	13.970	-7.80%
Second	12.242	13.123	-6.71%
Third	10.503	13.341	-21.27%
Fourth	9.318	12.951	-28.05%
Fiscal Year Total	44.944	53.385	-15.81%

Average gas prices for gas sold under the OEG Agreement increased 48.2% to 8.4965 Ecents/kWh in fiscal 2023 from 5.7342 Ecents/kWh in fiscal 2022.

Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2023 Average Gas Prices	2022 Average Gas Prices	Percentage change
First	14.4469	3.1210	+362.89%
Second	9.2846	5.2460	+76.98%
Third	4.8230	6.2753	-23.14%
Fourth	3.3623	8.4951	-60.42%
Fiscal Year Average	8.4965	5.7342	+48.17%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $23.85/Mcf, an increase of 43.7% from fiscal 2022's average price of $16.60/Mcf. For fiscal 2023, royalties paid under the OEG Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of 1.0069, a decrease of 3.0% from the average Euro/U.S. dollar exchange rate of 1.0375 for fiscal 2022.

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2023 Average Euro Exchange Rate	2022 Average Euro Exchange Rate	Percentage change
First	1.0700	1.1255	-4.93%
Second	1.0698	1.0867	-1.56%
Third	1.1170	1.0236	+9.12%
Fourth	0.0000[1]	0.9868	-100.00%
Fiscal Year Average	1.0069	1.0375	-2.95%
1. No royalty income was deposited into the Trust's account at Deutsche Bank, and there was no conversion and transfer to the Trust's account with M&T Bank. Consequently, no exchange rate was generated.

Interest income for fiscal 2023 of $125,003 increased from interest income of $2,244 for fiscal 2022 due to the higher amount of royalties received and higher interest rates. Trust expenses increased $253,674, or 35.5%, to $967,591 in fiscal 2023 from $713,917 in fiscal 2022 due to higher Trustees' fees as specified in the provisions of the Trust Agreement and higher legal expenses.

Report on Drilling and Geophysical Work

The Trust's German consultant periodically contacts the representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the most recent information the Trust's German consultant received from representatives of EMPG in December 2023. The Trust is not able to confirm the accuracy of any of the information supplied by the operating companies. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

The Trust's German consultant has advised the Trust that EMPG has not planned any new wells for calendar 2024 and no major work has been initiated on the exploration side.

Maintenance work, including well cleanup jobs and foam jobs to de-water weak wells, will be continuing to ensure the wells are operating at maximum efficiency and production levels.

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

This Report on Form 10-K may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking. Such statements address future expectations and events or conditions concerning the Trust. You can identify many forward-looking statements by words such as "may," "will," "would," "should," "could," "expects," "aim," "anticipates," "believes," "estimates," "intends," "plan," "predict," "project," "seek," "potential," "opportunities" and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

• the fact that the assets of the Trust are depleting assets and, if the operators developing the concession do not perform additional development projects, the assets may deplete faster than expected;

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

Item 8.   Financial Statements and Supplementary Data.

NORTH EUROPEAN OIL ROYALTY TRUST

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Financial Statements:

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2023 and 2022	F-3

Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2023 and 2022	F-4

Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2023 and 2022	F-5

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2023 and 2022	F-6

Notes to Financial Statements	F-7 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners of
North European Oil Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2023 and 2022, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for each of the two years in the period ended October 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2023 and 2022, and its revenue collected and expenses paid, undistributed earnings and changes in its cash and cash equivalents for each of the two years in the period ended October 31, 2023, in conformity with the modified cash basis of accounting described in Note 1.

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

/s/ Mazars USA LLP

We have served as the Trust's auditor since 2006
Iselin, NJ
December 29, 2023

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
OCTOBER 31, 2023 AND 2022
	2023	2022
ASSETS
Current assets -- Cash and cash equivalents	$795,201	$7,193,457

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$795,202	$7,173,458

	2023	2022
LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners	$0	$6,801,037

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	795,201	392,420

Total Liabilities and Trust Corpus	$795,202	$7,193,458

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2023 AND 2022

	2023	2022
Gas, sulfur and oil royalties received	$22,016,103	$17,800,119
Interest income	125,003	2,244
Trust Income	$22,141,106	$17,802,363
Operating Expenses	($957,067)	($695,071)
Related party expenses (Note 3)	(10,524)	(18,846)
Trust Expenses	($967,591)	($713,917)
Net Income	$21,173,515	$17,088,446
Net income per unit	$2.30	$1.86
Distributions per unit paid or to be paid to unit owners	$2.26	$1.83

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2023 AND 2022
	2023	2022
Balance, beginning of period	$392,420	$122,754
Net income	21,173,515	17,088,446
	21,565,935	17,211,200
Less:
Current year distributions paid or to be paid to unit owners	20,770,734	16,818,780
Balance, end of period	$795,201	$392,420

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2023 AND 2022
	2023	2022
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$22,016,103	$17,800,119
Interest income	125,003	2,244
	$22,141,106	$17,802,363
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	$967,591	$713,917
Distributions paid	27,571,771	11,304,426
	$28,539,362	$12,018,343
Net increase (decrease) in cash and cash equivalents during the year	(6,398,256)	5,784,020
Cash and cash equivalents, beginning of year	7,193,457	1,409,437
Cash and cash equivalents, end of year	$795,201	$7,193,457

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2023 AND 2022

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2023, the uninsured amounts held in the Trust's U.S. bank accounts were $538,163. In addition, the Trust held Euros 6,659, the equivalent of $7,038, in its German bank account at October 31, 2023.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2023 and 2022, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office services to the Trust at cost. For such office services, the Trust reimbursed the Managing Director $10,524 and $5,256 in fiscal 2023 and 2022, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2023 and 2022 calendar years.

(5) Quarterly results (unaudited):

The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2023 and 2022:

Fiscal 2023 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$9,765,883	$9,760,018	$2,490,778	($576)[1]	$22,016,103
Net income	$9,536,014	$9,504,566	$2,290,894	($157,959)[2]	$21,173,515
Net Income per unit	$1.04	$1.03	$0.25	($0.02)	$2.30
Distribution paid or to be paid	$9,190,590	$9,650,120	$1,930,024	$0	$20,770,734
Distribution per unit or to be paid to unit owners	$1.00	$1.05	$0.21	$0.00	$2.26
1. At the end of each fiscal quarter, the Trust converts the Euro balance in its account at Deutsche Bank into dollars and includes this amount in the royalty income total. Since there was no royalty income for the fourth fiscal quarter and there was a loss on exchange, the total royalty income for the fourth fiscal quarter is a negative number.
2. The negative net income is comprised of the negative royalty income minus the quarterly expenses plus interest income.

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

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2023. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2023.

Internal Control over Financial Reporting

Part A. Management's Report on Internal Control over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2023.

Part B. Attestation Report of Independent Registered Public Accounting Firm

Not applicable

Part C. Changes in Internal Control over Financial Reporting

There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 21, 2024, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 21, 2024, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and       Related Stockholder Matters.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 21, 2024, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 21, 2024, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 21, 2024, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of the documents filed as part of this Report:

1. Financial Statements

Index to Financial Statements for the Fiscal Years Ended October 31, 2023         and 2022

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2023          and 2022

Statements of Revenue Collected and Expenses Paid for the Fiscal Years         Ended October 31, 2023 and 2022

Statements of Undistributed Earnings for the Fiscal Years Ended October 31,         2023 and 2022

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years         Ended October 31, 2023 and 2022

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

NORTH EUROPEAN OIL ROYALTY TRUST

Dated: December 29, 2023	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 29, 2023	/s/Nancy J. Floyd Prue
Nancy J. Floyd Prue, Managing Trustee

Dated: December 29, 2023	/s/Ahron H.Haspel
Ahron H. Haspel, Trustee

Dated: December 29, 2023	/s/Lawrence A. Kobrin
Lawrence A. Kobrin, Trustee

Dated: December 29, 2023	/s/Willard B. Taylor
Willard B. Taylor, Trustee

Dated: December 29, 2023	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Page
(3.1)	North European Oil Royalty Trust Agreement, dated September 10, 1975, as amended through February 13, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008 (File No. 0-8378)).

(3.2)	Amended and Restated Trustees' Regulations, amended and restated as of October 31, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed November 2, 2007 (File No. 0-8378)).

(4.1)	Description of Securities	32

(10.1)	Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.2)	Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979 (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.3)	English language translation of Amendment Agreement dated August 26, 2016 between Oldenburgische Erdolgesellschaft mbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(10.4)	English language translation of Amendment Agreement dated August 26, 2016 between Mobil Erdgas-Erdol GmbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(21)	There are no subsidiaries of the Trust.

(31)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		33

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		35

(97)	Policy for the Recovery of Erroneously Awarded Compensation		36

(99.1)	Calculation of Cost Depletion Percentage for the 2023 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2023 prepared by Graves & Co. Consulting, LLC		41

(99.2)	Order Approving Settlement signed by Vice Chancellor Jack Jacobs of the Delaware Court of Chancery (incorporated by reference as Exhibit 99.2 to Current Report on Form 8-K, filed February 26, 1996).