Form 10-Q
period 2024-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2024-02-29
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2024  or

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

9,190,590 Units of Beneficial Interest Outstanding as of January 31, 2024

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JANUARY 31, 2024 AND OCTOBER 31, 2023
(Unaudited)
	2024	2023
ASSETS
Current assets -- Cash and cash equivalents	$974,286	$795,201

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$974,287	$795,202

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners,	$459,529	$0

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	514,757	795,201

Total Liabilities and Trust Corpus	$974,287	$795,202

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023
(Unaudited)
	2024	2023
Gas, sulfur and oil royalties received	$424,910	$9,765,883
Interest income	7,460	22,923
Trust Income	$432,370	$9,788,806

Non-related party expenses	(251,333)	(251,189)
Related party expenses (Note 3)	(1,952)	(1,603)
Trust Expenses	(253,285)	(252,792)

Net Income	$179,085	$9,536,014

Net income per unit	$0.02	$1.04
Distributions per unit paid or to be paid to unit owners	$0.05	$1.00

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023
(Unaudited)
	2024	2023
Balance, beginning of period	$795,201	$392,420
Net income	179,085	9,536,014
	974,286	9,928,434
Less:
Current year distributions paid or to be paid to unit owners	459,529	9,190,590
Balance, end of period	$514,757	$737,844

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023
(Unaudited)
	2024	2023
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$424,910	$9,765,883
Interest income	7,460	22,923
	432,370	9,788,806
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	253,285	252,792
Distributions paid	0	6,801,037
	253,285	7,053,829
Net increase (decrease) in cash and cash equivalents during the period	179,085	2,734,977
Cash and cash equivalents, beginning of period	795,201	7,193,457
Cash and cash equivalents, end of period	$974,286	$9,928,434

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of significant accounting policies:

Basis of accounting -

The accompanying financial statements of North European Oil Royalty Trust (the "Trust") are prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Financial statement balances a nd financial results are presented on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States ("GAAP basis"). In the opinion of management, all adjustments that are considered necessary for a fair presentation of these financial statements, including adjustments of a normal, recurring nature, have been included.

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

The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2023 (the "2023 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2023 Form 10-K.

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2024, the uninsured amount held in the Trust's U.S. bank accounts was $711,244. In addition, the Trust held Euros 12,000, the equivalent of $13,042, in its German bank account at January 31, 2024.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2024 and 2023, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $1,952 and $1,603 in the first quarter of fiscal 2024 and 2023, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee for the 2024 and 2023 calendar years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The Trust is a passive fixed investment trust which holds overriding royalty rights, receives income under those rights from certain operating companies, pays its expenses and distributes the remaining net funds to its unit owners. As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds available after provision is made for anticipated Trust expenses.

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

In 2002, Mobil Erdgas and BEB Erdgas und Erdol GmbH ("BEB") formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 82% of the cumulative royalty income received in fiscal 2024. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

On or about the 25th of the months of January, April, July and October of each year, the operating companies determine the amount of royalties that were payable to the Trust based on applicable sales during the relevant period. This amount is paid out to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its upcoming fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for that period and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis and have completed their examination for 2021 and 2022. This examination disclosed some minor corrections which have been paid in the first quarter of fiscal 2024 or will be paid in the second quarter of fiscal 2024.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs very minor treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant, raw gas input capacity stands at approximately 200 million cubic feet following the retirement of one of the two remaining units during the summer of 2023. It is expected that the single unit will be sufficient to handle sour gas production through-put from the concession. It is also expected that operating expenses in the future will be somewhat reduced by this measure. Since sour gas accounts for 71% of overall gas sales and 97% of western gas sales, any future shutdown could significantly impact royalty income. The Trust has insufficient data to predict whether, when and to what extent any future shutdown may occur.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for 98% of the cumulative royalty income received under this agreement in fiscal 2024. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first fiscal quarter of 2024, the Trust received $68,205 in sulfur royalties from a combination of previous quarters and corrections uncovered during the royalty examination process. In the first quarter of fiscal 2023, the Trust received no royalties under this agreement because prices were below the adjusted base price under this agreement.

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

The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets as well as monitoring the continuing impact of the war in Ukraine and ongoing efforts by the European governments to respond to the economic impacts of the war. This information provides a context in which to evaluate the actions of the operating companies. The Trust's consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. For the time being, EMPG has not scheduled any new gas well drilling through 2024. EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust is not able to confirm the accuracy of any of the information supplied by EMPG or the operating companies.

The Trust had previously disclosed that to the best of its knowledge the Farm-In Agreement between Vermilion Energy Inc. ("Vermilion") and Mobil Erdgas and BEB had expired due to Vermilion's failure to meet its drilling commitments within the Oldenburg Concession. Due to the efforts of the Trust's consultant in Germany, the Trust was informed by EMPG that Vermilion's drilling obligation in the Oldenburg area has been halted for the time being due to difficulties obtaining the required permits, and that Vermilion may or may not mature other prospects in the central and northern parts of the Oldenburg Concession in the future but, to the Trust's knowledge, no efforts are proceeding at this time.

Results: First Quarter of Fiscal 2024 versus First Quarter of Fiscal 2023

Total royalty income received during the first quarter of fiscal 2024 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2023. The distribution of $0.05 per unit was paid on February 28, 2024 to owners of record as of February 16, 2024. Comparisons of total royalty income and net income for the first quarter of fiscal 2024 and 2023 are shown below.

	1st Fiscal Quarter Ended 1/31/2024	1st Fiscal Quarter Ended 1/31/2023	Percentage Change
Total Royalty Income	$424,910	$9,765,883	-95.6%
Net Income	$179,085	$9,536,014	-98.1%
Distributions per Unit	$0.05	$1.00	-95.0%

Following a steady decline in gas prices starting with the second quarter of fiscal 2023 and the need to offset a series of overpayments by the operating companies, gas prices applicable to the royalty calculations for the first quarter of fiscal 2024 seem to have stabilized. The bulk of the overpayments from 2023 have largely been offset and will be fully offset with OEG's scheduled royalty payment in mid-February.

Total royalty income often includes positive and negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as Mobil sulfur royalties. In the first quarter of fiscal 2024, total royalty income was reduced by prior period adjustments totaling Euros 1,988,530 but was increased by Mobil sulfur royalties of Euros 63,061. In the first quarter of fiscal 2023, total royalty income was not affected because there were no prior period adjustments and there were no Mobil sulfur royalties.

The Trust's monthly royalty payments are paid prospectively based on the amount of royalties payable to the Trust in the prior quarter. End of quarter royalty adjustments result from the need to align prospective royalty payments from the operating companies with actual royalties that should have been paid. When actual prices and volumes are reported, there will be a positive reconciliation in the current quarter or a negative reconciliation in the subsequent quarter. Following a prolonged decline in gas prices starting with the second quarter of fiscal 2023 and the need to offset a series of overpayments by the operating companies, gas prices applicable to the royalty calculations for the first quarter of fiscal 2024 have, as of this time, stabilized. The bulk of the overpayments from 2023 have largely been offset and will be fully offset with OEG's scheduled royalty payment in mid-February. The scheduled royalty payments in March and April 2024 will not be encumbered by negative carryover adjustments. Based on these factors, the Trustees anticipate a higher distribution in the second quarter of 2024 compared to the first quarter of fiscal 2024.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarters of 2023 and 2022 and the average German Border Import gas Price for the periods of August through October 2023 and 2022. No adjustments for prior periods are reflected in the gas royalties.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	4th Calendar Quarter Ended 12/31/2023	4th Calendar Quarter Ended 12/31/2022	Percentage Change
Gas Sales (Bcf) [1]	3.223	3.519	-8.4%
Gas Prices[2] (Ecents/Kwh)[3]	3.8530	14.1664	-72.8%
Average Exchange Rates[4]	1.0816	1.0706	+1.0%
Gas Royalties Payable in Euros	Euros 1,420,221	Euros 5,695,101	-75.1%
Gas Prices ($/Mcf)[5]	$11.92	$43.32	-72.5%

OEG Agreement
Gas Sales (Bcf)	11.085	12.881	-13.9%
Gas Prices (Ecents/Kwh)	3.9293	14.4469	-72.8%
Average Exchange Rates	0	1.0700	-100.0%
Gas Royalties Payable in Euros	Euros 654,224	Euros 3,345,957	-80.4%
Gas Prices ($/Mcf)	$0.00	$43.12	-100.0%

Footnotes
1. Billion cubic feet
2. Gas prices derived from August-October period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2024, gas sales from western Oldenburg accounted for only 29% of all gas sales from the Oldenburg concession. However, due to the absence of any royalty payments under the OEG Agreement, gas royalties paid under the Mobil Agreement accounted for 100% of all gas royalties.

Trust expenses for the first quarter of fiscal 2024 were virtually unchanged increasing to $253,285 from $252,792 for the first quarter of fiscal 2023.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2024, compared to that at fiscal year-end (October 31, 2023), shows an increase in assets due to higher royalty receipts during the first quarter of fiscal 2024.

This report on Form 10-Q may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking. Such statements address future expectations and events or conditions concerning the Trust. You can identify many forward-looking statements by words such as "may," "will," "would," "should," "could," "expects," "aim," "anticipates," "believes," "estimates," "intends," "plan," "predict," "project," "seek," "potential," "opportunities" and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

- the fact that the assets of the Trust are depleting assets and, if the operators developing the concession do not perform additional development projects, the assets may deplete faster than expected;

- risks and uncertainties concerning levels of gas production and gas sale prices, general economic conditions, and currency exchange rates;

- the ability or willingness of the operating companies to perform under their contractual obligations with the Trust;

- potential disputes with the operating companies and the resolution thereof; and

- political and economic uncertainty arising from geopolitical conflict, such as Russia's invasion of Ukraine.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2024 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2024.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2024 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended January 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

February 29, 2024