Form 10-Q
period 2024-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2024-05-31
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2024  or

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

9,190,590 Units of Beneficial Interest Outstanding as of April 30, 2024

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
APRIL 30, 2024 AND OCTOBER 31, 2023
(Unaudited)
	2024	2023
ASSETS
Current assets -- Cash and cash equivalents	$2,548,656	$795,201

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$2,548,657	$795,202

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners	$1,838,118	$0

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	710,538	795,201

Total Liabilities and Trust Corpus	$2,548,657	$795,202

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED APRIL 30, 2024 AND 2023
(Unaudited)
	2024	2023
Gas, sulfur and oil royalties received	$2,232,767	$9,760,018
Interest income	16,333	57,417
Trust Income	$2,249,100	$9,817,435

Operating expenses	(213,679)	(310,141)
Related party expenses (Note 3)	(1,522)	(2,728)
Trust Expenses	(215,201)	(312,869)

Net Income	$2,033,899	$9,504,566

Net income per unit	$0.22	$1.03
Distributions per unit paid or to be paid to unit owners	$0.20	$1.05

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2024 AND 2023
(Unaudited)
	2024	2023
Gas, sulfur and oil royalties received	$2,657,677	$19,525,901
Interest income	23,793	80,340
Trust Income	$2,681,470	$19,606,241

Operating expenses	(465,012)	(561,330)
Related party expenses (Note 3)	(3,474)	(4,331)
Trust Expenses	(468,486)	(565,661)

Net Income	$2,212,984	$19,040,580

Net income per unit	$0.24	$2.07
Distributions per unit paid or to be paid to unit owners	$0.25	$2.05

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2024 AND 2023
(Unaudited)
	2024	2023
Balance, beginning of period	$795,201	$392,420
Net income	2,212,984	19,040,580
	3,008,185	19,433,000
Less:
Current year distributions paid or to be paid to unit owners	2,297,647	18,840,710
Balance, end of period	$710,538	$592,290

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2024 AND 2023
(Unaudited)
	2024	2023
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$2,657,677	$19,525,901
Interest income	23,793	80,340
	2,681,470	19,606,241
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	468,486	565,661
Distributions paid	459,529	15,991,627
	928,015	16,557,288
Net increase (decrease) in cash and cash equivalents during the period	1,753,455	3,048,953
Cash and cash equivalents, beginning of period	795,201	7,193,457
Cash and cash equivalents, end of period	$2,548,656	$10,242,410

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of April 30, 2024, the uninsured amount held in the Trust's U.S. bank accounts was $2,285,835. In addition, the Trust held Euros 12,000, the equivalent of $12,821, in its German bank account at April 30, 2024.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2024 and 2023, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $1,522 and $2,728 in the second quarter of fiscal 2024 and 2023, respectively. For such office expenses, the Trust reimbursed the Managing Director $3,474 and $4,331 in the first six months of fiscal 2024 and 2023, respectively.

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

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession or leases in the Federal Republic of Germany. The actual concession or leases are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corporation ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group of Companies owns one-third of OEG. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. The Oldenburg concession, at approximately 1,386,000 acres, covers virtually the entire former Grand Duchy of Oldenburg and is in the German federal state of Lower Saxony. None of the leases are active or productive.

Mobil Erdgas and BEB Erdgas und Erdol GmbH, formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 95% of the cumulative royalty income received in fiscal 2024. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

On or about the 25th of the months of January, April, July and October of each year, the operating companies determine the amount of royalties that were payable to the Trust based on applicable sales during the relevant period. This amount is paid out to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its upcoming fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for the prior quarter and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis and have completed their examination for 2021 and 2022. This examination disclosed some minor corrections which were paid in the first quarter of fiscal 2024.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs very minor treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. Following the retirement of one of the two remaining units during the summer of 2023, raw gas input capacity stands at approximately 200 million cubic feet. The Trust's German consultant has stated that he expects the single unit will be sufficient to handle sour gas production through-put from the concession and that operating expenses in the future will be somewhat reduced by this measure. Since sour gas accounts for 71% of overall gas sales and 97% of western gas sales, any future shutdown could significantly impact royalty income. The Trust has insufficient data to predict whether, when, and to what extent any future shutdown may occur.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99% of the cumulative royalty income received under this agreement in fiscal 2024. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by the Mobil Agreement.

The Trust is also entitled under an agreement with Mobil to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg ("the Mobil Sulfur Agreement"). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2024, the Trust received $68,205 in sulfur royalties under the Mobil Sulfur Agreement from a combination of previous quarters and corrections uncovered during the royalty examination process. In the first six months of fiscal 2023, the Trust received $0 in sulfur royalties under the Mobil Sulfur Agreement.

Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling and treatment costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalties to be paid to the Trust.

The Mobil and OEG Agreements as amended established a new base for the determination of gas prices upon which the Trust's royalties are calculated. This change reflects a shift to the prices calculated for the German Border Import gas Price ("GBIP"). The average GBIP used under the Mobil and OEG Royalty Agreements is increased by 1% and 3%, respectively, for the royalty calculations. This change reduces the scope and cost of the accounting examination, eliminates ongoing disputes with OEG and Mobil regarding sales to related parties, and reduces prior year adjustments to the normally scheduled year-end reconciliation. The pricing basis has eliminated certain costs (transportation and plant gas storage) that were previously deducted prior to the royalty calculation under the OEG Agreement.

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

Results: Second Quarter of Fiscal 2024 versus Second Quarter of Fiscal 2023

Total royalty income received during the second quarter of fiscal 2024 was based upon actual royalties received by the Trust during the first fiscal quarter. A distribution of $0.20 per unit was paid on May 29, 2024 to owners of record as of May 17, 2024. Comparisons of total royalty income received and net income for the second quarter of fiscal 2024 and 2023 are shown below.

	2nd Fiscal Quarter Ended 4/30/2024	2nd Fiscal Quarter Ended 4/30/2023	Percentage Change
Total Royalty Income	$2,232,767	$9,760,018	-77.1%
Net Income	$2,033,899	$9,504,566	-78.6%
Distribution per Unit	$0.20	$1.05	-81.0%

The decrease in total royalty income for the second quarter of fiscal 2024 in comparison to the second quarter of fiscal 2023 resulted from the royalty payments based on the substantially higher gas prices experienced during the first fiscal quarter of fiscal 2023. Total royalty income can potentially include positive and/or negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. In the second quarter of fiscal 2024, total royalty income was reduced by a negative carryover under the OEG royalty agreement of $214,362 and Mobil sulfur royalties were $0. In the second quarter of fiscal 2023, total royalty income was not affected because there were no prior period adjustments and Mobil sulfur royalties were $0.

The following table is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties are determined based on the actual physical gas sales that occurred during the first calendar quarter of 2024 and the average German Border Import gas Price for the period of November 2023 through January 2024.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	1st Calendar Quarter Ended 3/31/2024	1st Calendar Quarter Ended 3/31/2023	Percentage Change
Gas Sales (Bcf) [1]	3.236	3.451	-6.2%
Gas Prices[2] (Ecents/Kwh)[3]	4.1601	9.1043	-54.3%
Average Exchange Rate[4]	1.0714	1.0698	+0.1%
Gas Royalties Payable in Euros	Euros 1,539,250	Euros 3,591,399	-57.1%
Gas Prices ($/Mcf)[5]	$12.74	$27.83	-54.2%

OEG Agreement
Gas Sales (Bcf)	10.870	12.242	-11.2%
Gas Prices (Ecents/Kwh)	4.2425	9.2846	-54.3%
Average Exchange Rate	1.0715	1.0698	+0.2%
Gas Royalties Payable in Euros	Euros 698,774	Euros 1,997,453	-65.0%
Gas Prices ($/Mcf)	$12.70	$27.72	-54.2%

Footnotes
1. Billion cubic feet
2. Gas prices derived from November-January period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2024, gas sales from western Oldenburg accounted for only 30% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 83%, or $1,807,980 out of $2,183,248, in Oldenburg royalties attributable to gas.

Trust expenses for the second quarter of fiscal 2024 decreased 31.2%, or $97,668, to $215,201 from $312,869 in the second quarter of fiscal 2023. The decrease in expenses reflects lower Trustee fees as specified by the Trust Agreement on the basis of royalty income paid to the Trust. Trust interest income received in the second quarter of fiscal 2024 decreased to $16,333 in comparison to $57,417 received in the second quarter of fiscal 2023 due to reduced funds available.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2024, compared to that at fiscal year-end (October 31, 2023), shows an increase in assets due to higher royalty receipts during the second quarter of fiscal 2024.

Results: First Six Months of Fiscal 2024 versus First Six Months of Fiscal 2023

Total royalty income received during the first six months of fiscal 2024 decreased in comparison to the first six months of fiscal 2023 based on two factors: (1) gas prices under both the Mobil and the OEG Agreements in the first quarter of fiscal 2023 were significantly higher yielding higher royalty income; and (2) the prospective royalty payments received by the Trust in the second quarter of fiscal 2023 reflected these same higher gas prices. Comparisons of total royalty income received and net income for the first six months of fiscal 2024 and 2023 are shown below.

	Six Months Ended 4/30/2024	Six Months Ended 4/30/2023	Percentage Change
Total Royalty Income	$2,657,677	$19,525,901	-86.4%
Net Income	$2,212,984	$19,040,580	-88.4%
Distribution per Unit	$0.25	$2.05	-87.8%

Total royalty income can potentially include positive and/or negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. During the first six months of fiscal 2024, total royalty income was reduced because there were prior period negative adjustments totaling Euros 1,988,530 but was increased by Mobil sulfur royalties of Euros 63,061. During the first six months of fiscal 2023, total royalty income was not affected because there were no prior period adjustments and Mobil sulfur royalties were $0.

The following table is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties for the first six months of fiscal 2024 are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2023 and the first calendar quarter of 2024 and the average German Border Import gas Price for the period of August 2023 through January 2024.

Gas Data Providing Basis for Six-Month Fiscal Period Royalties
Mobil Agreement	Six Months Ended 3/31/2024	Six Months Ended 3/31/2023	Percentage Change
Gas Sales (Bcf)	6.459	6.970	-7.3%
Gas Prices(Ecents/Kwh)	4.0068	11.6593	-65.6%
Average Exchange Rate	1.0763	1.0703	+0.6%
Gas Royalties	Euros 2,959,471	Euros 9,286,500	-68.1%
Gas Prices ($/Mcf)	$12.33	$35.65	-65.4%

OEG Agreement
Gas Sales (Bcf)	21.955	25.123	-12.6%
Gas Prices (Ecents/Kwh)	4.0844	11.9309	-65.8%
Average Exchange Rate	1.0715	1.0699	+0.1%
Gas Royalties	Euros 1,352,998	Euros 5,343,410	-74.7%
Gas Prices ($/Mcf)	$12.70	$35.61	-64.3%

For the six months ended 3/31/2024, gas sales from western Oldenburg accounted for only 29.4% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 85.2%, or $2,158,380 out of $2,533,648, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first six months of fiscal 2024 decreased 17.2%, or $97,175, to $468,486 from $565,661 for the first six months of fiscal 2023. The decrease in expenses reflects the lower Trustee fees as specified by the Trust Agreement on the basis of royalty income paid to the Trust. Trust interest income received during the first six months of fiscal 2024 decreased to $23,793 in comparison to $80,340 received in the first six months of fiscal 2023 due to reduced funds available.

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

The Trust's German consultant advised the Trust that, in these discussions, EMPG has indicated that it will not be drilling any wells during 2024. EMPG will be performing numerous small workover jobs as part of their efforts to maintain production. Among them are three coiled tubing workovers for sand removal. Coiled tubing can be used to run down to the bottom of the well, to pump, and circulate fluids as part of the sand removal process. Gas production for 2023 was impacted significantly by the extended shutdown at Grossenkneten both for the retirement of one of the two remaining processing units and renovations to the last processing unit. The cost of this work was approximately Euros 50,000,000. The next major refurbishment of the desulfurization plant will be done in 2026 at which time we will gain a better understanding of the future limits of gas production.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2024 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2024.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2024 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

May 31, 2024