Form 10-Q
period 2024-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2024-08-30
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2024  or

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

9,190,590 Units of Beneficial Interest Outstanding as of July 31, 2024

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JULY 31, 2024 AND OCTOBER 31, 2023
(Unaudited)
	2024	2023
ASSETS
Current assets -- Cash and cash equivalents	$3,028,632	$795,201

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$3,028,633	$795,202

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners	$1,930,024	$0

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	1,098,608	795,201

Total Liabilities and Trust Corpus	$3,028,633	$795,202

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023
(Unaudited)
	2024	2023
Gas, sulfur and oil royalties received	$2,457,422	$2,490,778
Interest income	26,394	31,949
Trust Income	$2,483,816	$2,522,727

Operating expenses	(164,223)	(227,308)
Related party expenses (Note 3)	(1,499)	(4,525)
Trust Expenses	(165,722)	(231,833)

Net Income	$2,318,094	$2,290,894

Net income per unit	$0.25	$0.25
Distributions per unit paid or to be paid to unit owners	$0.21	$0.21

Units outstanding at end of period	9,190,590	9,190,590

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2024 AND 2023
(Unaudited)
	2024	2023
Gas, sulfur and oil royalties received	$5,115,099	$22,016,679
Interest income	50,187	112,289
Trust Income	$5,165,286	$22,128,968

Operating expenses	(629,235)	(788,638)
Related party expenses (Note 3)	(4,973)	(8,856)
Trust Expenses	(634,208)	(797,494)

Net Income	$4,531,078	$21,331,474

Net income per unit	$0.49	$2.32
Distributions per unit paid or to be paid to unit owners	$0.46	$2.26

Units outstanding at end of period	9,190,590	9,190,590

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2024 AND 2023
(Unaudited)
	2024	2023
Balance, beginning of period	$795,201	$392,420
Net income	4,531,078	21,331,474
	5,326,279	21,723,894
Less:
Current year distributions paid or to be paid to unit owners	4,227,671	20,770,734
Balance, end of period	$1,098,608	$953,160

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2024 AND 2023
(Unaudited)
	2024	2023
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$5,115,099	$22,016,679
Interest income	50,187	112,289
	5,165,286	22,128,968
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	634,208	797,494
Distributions paid	2,297,647	25,641,747
	2,931,855	26,439,241
Net increase (decrease) in cash and cash equivalents during the period	2,233,431	(4,310,273)
Cash and cash equivalents, beginning of period	795,201	7,193,457
Cash and cash equivalents, end of period	$3,028,632	$2,883,184

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of July 31, 2024, the uninsured amount held in the Trust's U.S. bank accounts was $2,765,645. In addition, the Trust held Euros 12,000, the equivalent of $12,988, in its German bank account at July 31, 2024.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2024 and 2023, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such expenses, the Trust reimbursed the Managing Director $1,499 and $4,525 in the third quarter of fiscal 2024 and 2023, respectively, and $4,973 and $8,856 in the first nine months of fiscal 2024 and 2023, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The Trust is a passive fixed investment trust which holds overriding royalty rights, receives income under those rights from certain operating companies, pays its expenses and distributes the remaining net funds to its unit owners. As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all of the funds available after provision is made for anticipated present and future Trust expenses.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 96.31% of the cumulative royalty income received in fiscal 2024. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs very minor treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant which commenced operations in 1972. The desulfurization process removes hydrogen sulfide and other contaminants before the clean gas can be sold. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. Following the retirement of one of the two remaining units during the summer of 2023, the raw gas input is approximately 200 million cubic feet per day. In the opinion of the Trust's German consultant, the single unit will be sufficient to handle sour gas production through-put from the concession and operating expenses in the future may be reduced by this measure. Since sour gas accounts for 71% of overall gas sales and 97% of western gas sales, any future shutdown of Grossenkneten could significantly impact royalty income. The Trust cannot predict when, and to what extent, any future shutdown may occur.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99.5% of the cumulative royalty income received under this agreement in fiscal 2024. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2024, the Trust received $68,205 in sulfur royalties under the Mobil Sulfur Agreement from a combination of previous quarters and corrections uncovered during the royalty examination process. In the first nine months of fiscal 2023, the Trust received $34,586 in sulfur royalties under the Mobil Sulfur Agreement.

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

The Mobil and OEG Agreements, as amended in 2016, established a new base for the determination of gas prices upon which the Trust's royalties are calculated. This change reflects a shift to the prices calculated for the German Border Import gas Price ("GBIP"). The average GBIP used under the Mobil and OEG Royalty Agreements is increased by 1% and 3%, respectively, for the royalty calculations. This change reduces the scope and cost of the accounting examination, eliminates ongoing disputes with OEG and Mobil regarding sales to related parties, and reduces prior year adjustments to the normally scheduled year-end reconciliation. The pricing basis has eliminated certain costs (transportation and plant gas storage), that were previously deducted prior to the royalty calculation under the OEG Agreement.

The amended agreements also established a procedure to address the inherent delay in the availability of data regarding gas prices and gas sales. As their first step on or about the 20th of the months of January, April, July and October, the operating companies determine the amount of royalties that were owed to the Trust based on applicable sales during the relevant periods. The relevant period for gas sales volumes is the immediately preceding calendar quarter. The relevant period for average GBIP begins two months earlier. This amount is paid out to the Trust in three scheduled monthly installments as royalty payments (payable on or about the 15th of each month) during its next fiscal quarter. At the same time, the operating companies review the actual amount of royalties that were paid to the Trust for the current quarter and calculate the difference between the amounts paid to the Trust and the amounts owed to the Trust. Any underpayments owed by the operating companies are paid immediately and any overpayments would be deducted from the royalty payments during the following fiscal quarter.

In September of the following year, the operating companies make the final determination of total volumes of the prior year's gas sales. This information along with the final average GBIP published in April allow the operating companies to calculate whether there was an underpayment or overpayment of royalties for the prior calendar year. Any underpayment is paid to the Trust immediately and any overpayment is deducted from the next scheduled royalty payments. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis and will be starting their next examination for fiscal years 2023 and 2024 in November 2025.

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

Results: Third Quarter of Fiscal 2024 Versus Third Quarter of Fiscal 2023

Total royalty income received during the third quarter of fiscal 2024 was derived from sales of gas, sulfur, and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2024. A distribution of 21 cents per unit was paid on August 28, 2024 to owners of record as of August 16, 2024. Comparisons of total royalty income and net income for the third quarter of fiscal 2024 and 2023 are shown below.

	3rd Fiscal Quarter Ended 7/31/2024	3rd Fiscal Quarter Ended 7/31/2023	Percentage Change
Total Royalty Income	$2,457,422	$2,490,778	-1.3%
Net Income	$2,318,094	$2,290,894	+1.2%
Distributions per Unit	$0.21	$0.21	0.0%

The decrease in total royalty income for the third quarter of fiscal 2024 in comparison to the third quarter of fiscal 2023 resulted from the decrease in gas prices. Total royalty income reflects the inclusion of positive and/or negative adjustments that the operators make during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. In the third quarter of fiscal 2024, total royalty income was not affected because there were no prior period adjustments. Due to an overpayment of Mobil royalties (Euros 395,842) during the third quarter of fiscal 2024, the Mobil sulfur royalty (Euros 39,943) will not be paid until the fourth quarter of fiscal 2024. In addition, there was an overpayment of OEG royalties (Euros 201,509) during the third quarter of fiscal 2024. In the third quarter of fiscal 2023, total royalty income was affected because there was a negative carry-over from the prior quarter, but total royalty income was increased by Mobil sulfur royalties of $34,586.

The following table is intended to illustrate trends based on actual gas sales in each fiscal quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the second calendar quarter of 2024 and the average German Border Import gas Price for the period of February 2024 through April 2024.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	2nd Calendar Quarter Ended 6/30/2024	2nd Calendar Quarter Ended 6/30/2023	Percentage Change
Gas Sales (Bcf) [1]	3.073	2.957	+3.9%
Gas Prices[2] (Ecents/Kwh)[3]	3.25	4.73	-31.3%
Average Exchange Rate[4]	1.08	1.11	-2.7%
Gas Royalties	$1,228,023	$1,773,400	-30.8%
Gas Prices ($/Mcf)[5]	$9.99	$14.99	-33.4%

OEG Agreement
Gas Sales (Bcf)	10.455	10.503	-0.5%
Gas Prices (Ecents/Kwh)	3.31	4.82	-31.3%
Average Exchange Rate	1.08	1.12	-3.6%
Gas Royalties	$521,713	$920,889	-43.3%
Gas Prices ($/Mcf)	$9.95	$15.02	-33.8%

Footnotes
1. Billion cubic feet
2. Gas prices derived from February-April period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2024, gas sales from western Oldenburg accounted for only 29.4% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 78.2%, or $1,871,081 out of $2,392,527, of all royalties attributable to gas.

Trust expenses for the third quarter of fiscal 2024 decreased 28.5%, or $66,111, to $165,722 in comparison to $231,833 for the third quarter of fiscal 2023. The decrease in expenses for the third quarter of fiscal 2024 reflects lower Trustee fees as specified by the provisions of the Trust Agreement. The Trust received interest income in the amount of $26,394 and $31,949 during the third quarters of fiscal 2024 and 2023, respectively, due to higher net income and greater cash reserves for the third quarter of fiscal 2023.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2024, compared to that at fiscal year-end (October 31, 2023), shows an increase in assets due to higher royalty receipts during the third quarter of fiscal 2024.

Results: First Nine Months of Fiscal 2024 Versus First Nine Months of Fiscal 2023

Total royalty income received during the first nine months of fiscal 2024 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2023 and the first and second calendar quarters of 2024. Comparisons of total royalty income and net income for the first nine months of fiscal 2024 and 2023 are shown below.

	Nine Months Ended 7/31/2024	Nine Months Ended 7/31/2023	Percentage Change
Total Royalty Income	$5,115,099	$22,016,679	-76.8%
Net Income	$4,531,078	$21,331,474	-78.8%
Distributions per Unit	$0.46	$2.26	-79.6%

The decrease in total royalty income in the first nine months of fiscal 2024 from the first nine months of fiscal 2023 resulted from lower gas prices and lower gas sales under both the Mobil and OEG Agreements. Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the nine-month period, including adjustments from prior periods, as well as the inclusion of Mobil sulfur royalties. During the first nine months of fiscal 2024, total royalty income was reduced because there were prior period negative adjustments totaling $2,150,743 but was increased by Mobil sulfur royalties of $68,205. During the first nine months of fiscal 2023, there were no prior period adjustments but total royalty income was increased by Mobil sulfur royalties of $34,586.

The following table is intended to illustrate trends based on actual gas sales in each of the fiscal nine-month periods shown. Gas royalties for the nine-month periods shown in the table below are determined based on the actual physical gas sales that occurred during the period from October 1, 2023 through June 30, 2024 and the average German Border Import gas Price for the period of August 1, 2023 through April 30, 2024.

Gas Data Providing Basis for Fiscal Nine-Month Period Royalties
Mobil Agreement	Nine Months Ended 6/30/2024	Nine Months Ended 6/30/2023	Percentage Change
Gas Sales (Bcf)	9.531	9.927	-4.0%
Gas Prices(Ecents/Kwh)	3.76	9.60	-60.8%
Average Exchange Rate	1.08	1.08	0.0%
Gas Royalties Payable	$4,413,216	$11,712,503	-62.3%
Gas Prices ($/Mcf)	$11.58	$29.50	-60.7%

OEG Agreement
Gas Sales (Bcf)	32.409	35.626	-9.0%
Gas Prices (Ecents/Kwh)	3.84	9.84	-61.0%
Average Exchange Rate	1.07	1.08	-0.9%
Gas Royalties Payable	$1,270,460	$6,637,725	-80.9%
Gas Prices ($/Mcf)	$11.33	$29.53	-61.6%

For the nine months ended June 30, 2024, gas sales from western Oldenburg accounted for only 29.4% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 81.8%, or $4,029,461 out of $4,926,174, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first nine months of fiscal 2024 decreased 20.5% or $163,286 to $634,208 in comparison to $797,494 for the prior fiscal year's equivalent period. The decrease in expenses for the first nine months of fiscal 2024 reflects lower Trustee fees as specified by the provisions of the Trust Agreement. Trust interest income received during the first nine months of fiscal 2024 decreased to $50,187 in comparison to $112,289 received in the first nine months of fiscal 2023 due to lower net income.

This report on Form 10 Q may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking. Such statements address future expectations and events or conditions concerning the Trust. You can identify many forward-looking statements by words such as "may," "will," "would," "should," "could," "expects," "aim," "anticipates," "believes," "estimates," "intends," "plan," "predict," "project," "seek," "potential," "opportunities" and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2024 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2024.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2024 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended July 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

August 30, 2024