Form 10-K
period 2024-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2024-12-31
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2024  or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   X

On April 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $65,904,598.

As of December 31, 2024, there were 9,190,590 units of beneficial interest ("units") of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant's definitive proxy statement for the 2024 Annual Meeting to be held on February 26, 2025.

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

In addition, the New York Stock Exchange (the "NYSE"), where units of beneficial interest of the Trust are listed for trading, has additional corporate governance rules as set forth in Section 303A of the NYSE Listed Company Manual. Most of the governance requirements promulgated by the NYSE are not applicable to the Trust, which is a passive entity acting as a royalty trust and holding only overriding royalty rights. The Trustees have, however, chosen to form an Audit Committee and a Compensation Committee but may not necessarily continue to do so in the future.

(b) Narrative Description of Business.  Under the Trust Agreement, the Trust conducts no active business operations and is restricted to collection of income from royalty rights and distribution to unit owners of the net income after payment of current administrative and related expenses and making provisions for future anticipated expenses..

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

As the holder of overriding royalty rights, the Trust has no legal ability, whether by contract or operation of law, to compel production or exploration. Moreover, if an operator should determine to terminate production in any concession or lease area and to surrender the concession or lease, the royalty rights for that area would thereby be terminated. Under certain royalty agreements, it is a requirement that the Trust be advised of any intention to surrender lease or concession rights. While the Trust itself is precluded from undertaking any production activities, possible residual rights might permit the Trust to take up a surrendered concession or lease and attempt to retain a third-party operator to develop such concession or lease. There is no assurance that the Trust could find such a third party and no effort has been undertaken to identify such third parties.

The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from its royalty rights at either their present levels or otherwise. The Trust has no role in any of the operating companies' decision-making processes, such as gas pricing, gas sales or exploration, which can impact royalty income. In addition, fluctuations in prices and supplies of gas and oil and the effect these fluctuations might have on royalty income payable to the Trust and on reserves attributable to the Trust's royalty interests cannot be accurately projected. Finally, natural gas and crude oil are wasting assets. While known reserves may increase as additional development adds quantities to the reserve amount, the amount of known and unknown reserves is finite and will decline over time.

While Germany has laws relating to environmental protection, the Trustees do not have detailed information concerning the present or possible effect of such laws on operations in areas where the Trust holds royalty rights on production and sale of products from those areas. In 2016, a law was passed in Germany prohibiting fracking of unconventional reservoirs. Fracking of conventional reservoirs, including sandstone, is permitted subject to drilling permits as well as State and Federal laws. Based upon an analysis of the details of this law, the Trust's German consultant has informed the Trust that fracking will be permitted in all current productive zones within the Oldenburg concession (as defined below) both due to the depths involved and the nature of the productive zones. Within the Oldenburg concession, fracking was used in the Carboniferous zone and once in the Zechstein zone, but has not been used in the Bunter zone.

The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock)("UUCSR")), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. As a cost savings measure, the royalty examination is conducted on a biennial basis. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested to be made. As a result of the amendments to the Trust's royalty agreements which effect pricing simplification (see Item 7 of this Report), examinations by the Trust's German accountants have been simplified since these examinations are primarily limited to the verification of the gas quantities sold. Although these periodic examinations may also disclose other matters that are subject to dispute between the parties, these disputes have historically been resolved through negotiations without the need for litigation. The Trust's accountants in Germany will begin their examination of the operating companies for calendar years 2023 and 2024 in October 2025 when the final sales figures and the German Border Import gas Prices (see Item 7 of this Report) will both be available.

(c) Financial Information about Geographic Areas.  In Item 2 of this Report, there is a schedule (by product, geographic area, and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2024.

(d) Information about our Trustees and Executive Officers.  As specified in the Trust Agreement, the affairs of the Trust are managed by not more than five individual Trustees who receive compensation determined under that same agreement.

One Trustee is designated as Managing Trustee. Nancy J. Floyd Prue has served in a non-executive capacity as Managing Trustee since March 13, 2023. Ahron H. Haspel is independent and has been determined to be a financial expert (both as defined in the SEC rules). Mr. Haspel serves as Chairman for the Audit and Compensation Committees. Lawrence A. Kobrin serves as Clerk to the Trustees. For these services, each of these three individuals receives additional compensation. Andrew S. Borodach and Richard P. Howard were appointed as Trustees on October 1, 2024.

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

The Trust and UUCSR have retained the services of a consultant, an accounting firm, and a legal firm in Germany. The consultant has broad experience in the petroleum industry and provides reports on a regular basis. The accounting firm reviews the royalty payments by the operating companies on a biennial basis. The Trust and the co-royalty holder regularly share the costs of the consulting and accounting services in Germany. The legal firm advises and represents as needed.

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

Item 1A.   Risk Factors.

Not applicable.

Item 1B.   Unresolved Staff Comments.

None

Item 1C.   Cybersecurity..

The Trust is a grantor trust, conducts no active operations, has no customers, and maintains no personal or credit data. The Trust's processes for assessing, identifying, and managing material risks from cybersecurity threats are tailored to its specific circumstances. The Trust's cybersecurity protocols include, but are not limited to, programs with built-in technological features to prevent disruptions and intrusions, and isolated computer workstations. The Trust's personnel are aware of the potential of a cybersecurity incident and exercise caution to ensure no such incident occurs. The primary entities with which the Trust conducts business are banks, outside service providers, and vendors, which have their own cybersecurity protocols. Interactions between the Trust's information facilities and outside vendors or service providers involves a combination of passwords, passphrases, and two-factor or independent authorizations.

There have been no known cybersecurity incidents that have had a material impact, have materially affected or are reasonably likely to materially affect the Trust, including its business strategy, results of operations, or financial condition.

The Managing Director oversees the Trust's cybersecurity protocols and conducts regular discussions and reviews of such protocols with the Trust's Board of Trustees.

Item 2.   Properties.

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession in the Federal Republic of Germany (the "Oldenburg concession"). The Oldenburg concession, covering approximately 1,386,000 acres, is located in the German federal state of Lower Saxony, and is the area from which natural gas, sulfur and oil are extracted. The Oldenburg concession currently provides essentially 100% of all the royalties received by the Trust. The Oldenburg concession is held by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of ExxonMobil, and by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group of Companies owns one-third of OEG. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. In 2002, Mobil Erdgas and BEB formed ExxonMobil Production Deutschland GmbH ("EMPG") to carry out all exploration, drilling, and production activities. All sales activities upon which the calculation of royalties is based are still handled by either Mobil Erdgas or BEB (the "operating companies")

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, royalties from gas well gas and oil well gas together account for approximately 99% of all the royalties under said agreement. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement (as compared to the OEG Agreement described below) due to the higher royalty rate specified by that agreement.

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

The Trust is also entitled under an agreement with Mobil Erdgas to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg (the "Mobil Sulfur Agreement"). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed-upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties, including prior years' corrections, paid under the Mobil Agreement totaled $154,599 and $34,586 during fiscal 2024 and 2023, respectively.

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

The following is a schedule of royalty income for the fiscal year ended October 31, 2024 by product, geographic area and operating company:

By Product:
Product	Royalty Income
Gas Well and Oil Well Gas	$5,456,698
Sulfur	$283,259
Oil	$45,346

By Geographic Area:
Area	Royalty Income
Western Oldenburg	$4,691,744
Eastern Oldenburg	$1,093,542
Non-Oldenburg Areas	$17

By Operating Company:
Company	Royalty Income
Mobil Erdgas (under the Mobil Agreement)	$4,234,142
BEB (under the OEG Agreement)	$1,551,161

Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2024 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2024 (the "Cost Depletion Report"). The Cost Depletion Report, dated December 5, 2024, was prepared by Graves & Co. Consulting, LLC, 1800 West Loop South, Suite 750, Houston, Texas 77027 ("Graves & Co."). Graves & Co. is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2024 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2024 for the primary area in which the Trust holds overriding royalty rights. In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2024. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

The cost depletion percentage is prepared by Graves & Co. for the Trust's unit owners for tax reporting purposes. The cost depletion percentage in that report for calendar 2024 is 10.0543%. Specific details relative to the Trust's income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2024 calendar year are included on removable pages in the 2024 Annual Report. Additionally, the tax reporting information for 2024 is available on the Trust's website, http://www.neort.com/tax-letters.html.

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

Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust's royalty properties, computed as of October 1, 2024 and a five-year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2024, 2023, 2022, 2021 and 2020 computed from quarterly sales reports of operating companies received by the Trust during such periods.

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

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and      Issuer Purchases of Equity Securities.

None.

Item 6.  [Reserved].

Item 7.  Management's Discussion and Analysis of Financial Condition and Results      of Operations .

Executive Summary

The Trust is a passive fixed investment trust which holds overriding royalty rights, receives income under those rights from certain operating companies, pays its expenses and distributes the remaining net funds to its unit owners. As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for the Trust's anticipated expenses.

The Trust does not engage in any business or extractive operations of any kind in the areas over which it holds royalty rights and is precluded from engaging in such activities by the Trust Agreement. There are no requirements, therefore, for capital resources for capital expenditures or investments in order to continue the receipt of royalty revenues by the Trust.

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

The operating companies pay royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 94% of the total royalties in fiscal 2024. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is produced and the exchange rate. For purposes of the royalty calculations, the determination of the gas price is explained in detail in the following three paragraphs.

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

Results:  Fiscal 2024 versus Fiscal 2023

Fiscal 2023 was a turbulent year with dramatic price swings and significant negative adjustments totaling $2,161,390 that carried over beyond the year's end. Fiscal 2024 was more stable price-wise despite the overall lower gas prices but it too was impacted by significant negative adjustments carrying over beyond the year's end. Due to the very high gas prices in effect towards the end of 2022 that were a determining factor in royalty payments in early 2023, the Trust was notified in September 2024 that the calendar 2023 end-of-year adjustment would be a sizeable negative amount under both royalty agreements. These negative adjustments eliminated the scheduled royalty payments for October 2024 and will have an impact on the first quarter of fiscal 2025, both eliminating the scheduled royalty payments in the case of the OEG royalty and significantly reducing these payments in the case of the Mobil royalty. Based on the November 20, 2024 Euro/dollar exchange rate of 1.0521, the OEG and Mobil negative adjustments for calendar 2023 are $1,000,143 and $1,619,368, respectively.

For fiscal 2024, the Trust's gross royalty income decreased 73.7% to $5,785,303 from $22,016,103 in fiscal 2023. The total distribution for fiscal 2024 was $0.48 per unit compared to $2.26 per unit for fiscal 2023. Gas prices under both royalty agreements were lower, gas sales were mixed, and average exchange rates were up or flat. The royalty income received under the Mobil Agreement in fiscal 2024 decreased by $9,717,057 as compared to fiscal 2023. Royalty income received under the OEG Agreement in fiscal 2024 decreased by $6,513,743 as compared to fiscal 2023.

Gas sales under the Mobil Agreement increased 1.2% to 12.592 Billion cubic feet ("Bcf") in fiscal 2024 from 12.439 Bcf in fiscal 2023. Despite the continued lack of drilling by the operating companies through 2024, the ongoing program of well workovers and uninterrupted operation of Grossenkneten resulted in the slight improvement in gas production. However, absent a renewed drilling program, the normal reduction in well pressure would be expected to continue and gas production would be expected to decline.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2024 Gas Sales	2023 Gas Sales	Percentage change
First	3.223	3.519	-8.4%
Second	3.236	3.451	-6.2%
Third	3.073	2.957	+3.9%
Fourth	3.060	2.512	+21.8%
Fiscal Year Total	12.592	12.439	+1.2%

Average prices for gas sold under the Mobil Agreement decreased 55.3% to 3.7206 Euro cents per kilowatt hour ("Euro cents/kWh") in fiscal 2024 from 8.3231 Euro cents/kWh in fiscal 2023.

Average Gas Prices under the Mobil Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2024 Average Gas Prices	2023 Average Gas Prices	Percentage change
First	3.8530	14.1664	-72.8%
Second	4.1601	9.1043	-54.3%
Third	3.2503	4.7294	-31.3%
Fourth	3.5886	3.2970	+8.8%
Fiscal Year Average	3.7206	8.3231	-55.3%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $11.52 per thousand cubic feet ("Mcf"), a decrease of 51.1% from fiscal 2023's average price of $23.54/Mcf. For fiscal 2024, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of 1.0834, unchanged from the average Euro/U.S. dollar exchange rate of 1.0834 for fiscal 2023.

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2024 Average Euro Exchange Rate	2023 Average Euro Exchange Rate	Percentage change
First	1.0816	1.0706	+1.0%
Second	1.0714	1.0698	+0.1%
Third	1.0757	1.1099	-3.1%
Fourth	1.1071	0.0000[1]
Fiscal Year Average	1.0834	1.0834	0.0%
1. No royalty income was deposited into the Trust's account at Deutsche Bank, and there was no conversion and transfer to the Trust's account with M&T Bank. Consequently, no exchange rate was generated.

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2024, the volume of gas sold from western Oldenburg accounted for only 29.3% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 81.8% or $4,465,816 out of a total of $5,456,698 in overall Oldenburg gas royalties.

Gas sales under the OEG Agreement decreased 4.5% to 42.918 Bcf in fiscal 2024 from 44.944 Bcf in fiscal 2023. Given the continued lack of drilling by the operating companies through 2024, the Trust's consultant in Germany believes the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2024 Gas Sales	2023 Gas Sales	Percentage change
First	11.085	12.881	-13.9%
Second	ovember870	12.242	-11.2%
Third	10.454	10.503	-0.5%
Fourth	10.509	9.318	+12.8%
Fiscal Year Total	42.918	44.944	-4.5%

Average gas prices for gas sold under the OEG Agreement decreased 55.4% to 3.7929 Euro cents/kWh in fiscal 2024 from 8.4965 Euro cents/kWh in fiscal 2023.

Average Gas Prices under the OEG Agreement in Euro cents per Kilowatt Hour
Fiscal Quarter	2024 Average Gas Prices	2023 Average Gas Prices	Percentage change
First	3.9293	14.4469	-72.8%
Second	4.2425	9.2846	-54.3%
Third	3.3146	4.8230	-31.3%
Fourth	3.6597	3.3623	+8.8%
Fiscal Year Average	3.7929	8.4965	-55.4%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $11.32/Mcf for fiscal 2024, a decrease of 52.5% from fiscal 2023's average price of $23.85/Mcf. For fiscal 2024, royalties paid under the OEG Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of 1.0848, a decrease of 0.1% from the average Euro/U.S. dollar exchange rate of 1.0856 for fiscal 2023.

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2024 Average Euro Exchange Rate	2023 Average Euro Exchange Rate	Percentage change
First	0.0000[1]	1.0700	-100.0%
Second	1.0715	1.0698	+0.2%
Third	1.0757	1.1170	-3.7%
Fourth	1.1071	0.0000[1]
Fiscal Year Average	1.0848	1.0856	-0.1%
1. No royalty income was deposited into the Trust's account at Deutsche Bank, and there was no conversion and transfer to the Trust's account with M&T Bank. Consequently, no exchange rate was generated.

Interest income for fiscal 2024 of $70,382 decreased from interest income of $125,003 for fiscal 2023 due to the reduced amount of royalties received. Trust expenses decreased $169,719, or 17.5%, to $797,872 in fiscal 2024 from $967,591 in fiscal 2023 due to higher Trustees' fees as specified in the provisions of the Trust Agreement paid during fiscal 2023.

Report on Drilling and Geophysical Work

The Trust's German consultant periodically contacts the representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the most recent information the Trust's German consultant received from representatives of EMPG in December 2024. The Trust is not able to confirm the accuracy of any of the information supplied by the operating companies. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

The Trust's German consultant has advised the Trust that EMPG has not planned any new wells for calendar 2025 and no major work has been initiated on the exploration side.

Maintenance work, including well cleanup jobs and foam jobs to de-water weak wells, will be continuing to ensure the wells are operating at maximum efficiency and production levels.

Critical Accounting Policies

The financial statements, appearing subsequently in this Report, present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the U.S. ("GAAP basis"). Modified cash basis accounting is an accepted accounting method for royalty trusts such as the Trust. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The use of GAAP would require the Trust to accrue for expected royalty payments. This is exceedingly difficult since the Trust has very limited information on such payments until they are received and cannot accurately project such amounts. The Trust's modified cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. The one modification of the cash basis of accounting is that the Trust accrues for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust's distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust and presents to the unit owners a more accurate calculation of income and expenses for tax reporting purposes.

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

• political and economic uncertainty arising from the conflict in Ukraine and the Middle East.

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

Item 8.   Financial Statements and Supplementary Data.

NORTH EUROPEAN OIL ROYALTY TRUST

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firms	F-1 - F-4

Financial Statements:

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2024 and 2023	F-5

Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2024 and 2023	F-6

Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2024 and 2023	F-7

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2024 and 2023	F-8

Notes to Financial Statements	F-9 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners of
North European Oil Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets, liabilities, and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2024, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for the year ended October 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2024, and its revenue collected and expenses paid, undistributed earnings and changes in cash and cash equivalents for the year then ended, in conformity with the modified cash basis of accounting described in Note 1.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Forvis Mazars, LLP

We have served as the Trust's auditor since 2024
Iselin, New Jersey
December 31, 2024

F-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and the Unit Owners of
North European Oil Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets, liabilities, and trust corpus of North European Oil Royalty Trust (the "Trust") as of October 31, 2023, and the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for the year ended October 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of October 31, 2023, and its revenue collected and expenses paid, undistributed earnings and changes in its cash and cash equivalents for each of the two years in the year ended October 31, 2023 in conformity with the modified cash basis of accounting described in Note 1.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Mazars USA LLP

We have served as the Trust's auditor from 2006 to 2024
Iselin, New Jersey
December 29, 2023

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
OCTOBER 31, 2024 AND 2023
	2024	2023
ASSETS
Current assets -- Cash and cash equivalents	$1,625,343	$795,201

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,625,344	$795,202

	2024	2023
LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners	$183,812	$0

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	1,441,531	795,201

Total Liabilities and Trust Corpus	$1,625,344	$795,202

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2024 AND 2023

	2024	2023
Gas, sulfur and oil royalties received	$5,785,303	$22,016,103
Interest income	70,382	125,003
Trust Income	$5,855,685	$22,141,106
Operating Expenses	($790,289)	($957,067)
Related party expenses (Note 3)	(7,583)	(10,524)
Trust Expenses	($797,872)	($967,591)
Net Income	$5,057,813	$21,173,515
Net income per unit	$0.55	$2.30
Distributions per unit paid or to be paid to unit owners	$0.48	$2.26

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2024 AND 2023
	2024	2023
Balance, beginning of period	$795,201	$392,420
Net income	5,057,813	21,173,515
	5,853,014	21,565,935
Less:
Current year distributions paid or to be paid to unit owners	4,411,483	20,770,734
Balance, end of period	$1,441,531	$795,201

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2024 AND 2023
	2024	2023
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$5,785,303	$22,016,103
Interest income	70,382	125,003
	$5,855,685	$22,141,106
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	$797,872	$967,591
Distributions paid	4,227,671	27,571,771
	$5,025,543	$28,539,362
Net increase (decrease) in cash and cash equivalents during the year	830,142	(6,398,256)
Cash and cash equivalents, beginning of year	795,201	7,193,457
Cash and cash equivalents, end of year	$1,625,343	$795,201

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2024 AND 2023

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of October 31, 2024, the uninsured amounts held in the Trust's U.S. bank accounts were $1,368,398. In addition, the Trust held Euros 6,397, the equivalent of $6,945, in its German bank account at October 31, 2024.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2024 and 2023, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office services to the Trust at cost. For such office services, the Trust reimbursed the Managing Director $7,583 and $10,524 in fiscal 2024 and 2023, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2024 and 2023 calendar years.

(5) Quarterly results (unaudited):

The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2024 and 2023:

Fiscal 2024 by Quarter and Year

	First	Second	Third	Fourth	Year
Royalties received	$424,910	$2,232,767	$2,457,422	670,204	$5,785,303
Net income	$179,085	$2,033,899	$2,318,094	526,734	$5,057,813
Net Income per unit	$0.02	$0.22	$0.25	$0.06	$0.55
Distribution paid or to be paid	$459,529	$1,838,118	$1,930,024	$183,812	$4,411,483
Distribution per unit or to be paid to unit owners	$0.05	$0.20	$0.21	$0.02	$0.48
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

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of October 31, 2023. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of October 31, 2024.

Internal Control over Financial Reporting

Part A. Management's Report on Internal Control over Financial Reporting

The Trust's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust's internal control over financial reporting as of October 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust's internal control over financial reporting was effective as of October 31, 2024.

Part B. Attestation Report of Independent Registered Public Accounting Firm

Not applicable

Part C. Changes in Internal Control over Financial Reporting

There have been no changes in the Trust's internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended October 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 26, 2025, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Insider Trading Policy

The Trust has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Trust units by the Trustees and employees, or the Trust itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Trust. A copy of such policies and procedures is filed hereto as Exhibit 19.1.

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

Item 11. Executive Compensation.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 26, 2025, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and       Related Stockholder Matters.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 26, 2025, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 26, 2025, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Trust's definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 26, 2025, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of the documents filed as part of this Report:

1. Financial Statements

Index to Financial Statements for the Fiscal Years Ended October 31, 2024         and 2023

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2024          and 2023

Statements of Revenue Collected and Expenses Paid for the Fiscal Years         Ended October 31, 2024 and 2023

Statements of Undistributed Earnings for the Fiscal Years Ended October 31,         2024 and 2023

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years         Ended October 31, 2024 and 2023

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

NORTH EUROPEAN OIL ROYALTY TRUST

Dated: December 31, 2024	/s/John R. Van Kirk
John R. Van Kirk, Managing Director,
Chief Executive Officer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 31, 2024	/s/Nancy J. Floyd Prue
Nancy J. Floyd Prue, Managing Trustee

Dated: December 31, 2024	/s/Andrew S. Borodach
Andrew S. Borodach, Trustee

Dated: December 31, 2024	/s/Ahron H.Haspel
Ahron H. Haspel, Trustee

Dated: December 31, 2024	/s/Richard P. Howard
Richard P. Howard, Trustee

Dated: December 31, 2024	/s/Lawrence A. Kobrin
Lawrence A. Kobrin, Trustee

Dated: December 31, 2024	/s/John R. Van Kirk
John R. Van Kirk, Managing Director
Chief Executive Officer
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Page
(3.1)	North European Oil Royalty Trust Agreement, dated September 10, 1975, as amended through February 13, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008 (File No. 0-8378)).

(3.2)	Amended and Restated Trustees' Regulations, amended and restated as of October 31, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed November 2, 2007 (File No. 0-8378)).

(4.1)	Description of Securities

(10.1)	Agreement with OEG, dated April 2, 1979, exhibit to Current Report on Form 8-K filed May 11, 1979 (incorporated by reference as Exhibit 1 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.2)	Agreement with Mobil Oil, A.G. concerning sulfur royalty payment, dated March 30, 1979 (incorporated by reference to Exhibit 3 to Current Report on Form 8-K, filed May 11, 1979 (File No. 0-8378)).

(10.3)	English language translation of Amendment Agreement dated August 26, 2016 between Oldenburgische Erdolgesellschaft mbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(10.4)	English language translation of Amendment Agreement dated August 26, 2016 between Mobil Erdgas-Erdol GmbH and North European Oil Royalty Trust (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 (File No. 1-8245)).

(19.1)	Insider Trading Policies and Procedures

(21)	There are no subsidiaries of the Trust.

(31)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)	Policy for the Recovery of Erroneously Awarded Compensation

(99.1)	Calculation of Cost Depletion Percentage for the 2024 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2023 prepared by Graves & Co. Consulting, LLC

(99.2)	Order Approving Settlement signed by Vice Chancellor Jack Jacobs of the Delaware Court of Chancery (incorporated by reference as Exhibit 99.2 to Current Report on Form 8-K, filed February 26, 1996).