Form 10-Q
period 2025-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2025-02-28
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2025  or

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

9,190,590 Units of Beneficial Interest Outstanding as of January 31, 2025

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JANUARY 31, 2025 AND OCTOBER 31, 2024
(Unaudited)
	2025	2024
ASSETS
Current assets -- Cash and cash equivalents	$1,726,999	$1,625,343

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$1,727,000	$1,625,344

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners,	$367,624	$183,812

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	1,359,375	1,441,531

Total Liabilities and Trust Corpus	$1,727,000	$1,625,344

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024
(Unaudited)
	2025	2024
Gas, sulfur and oil royalties received	$505,697	$424,910
Interest income	13,736	7,460
Trust Income	$519,433	$432,370

Non-related party expenses	(232,012)	(251,333)
Related party expenses (Note 3)	(1,953)	(1,952)
Trust Expenses	(233,965)	(253,285)

Net Income	$285,468	$179,085

Net income per unit	$0.03	$0.02
Distributions per unit paid or to be paid to unit owners	$0.04	$0.05

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024
(Unaudited)
	2025	2024
Balance, beginning of period	$1,441,531	$795,201
Net income	285,468	179,085
	1,726,999	974,286
Less:
Current year distributions paid or to be paid to unit owners	367,624	459,529
Balance, end of period	$1,359,375	$514,757

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024
(Unaudited)
	2025	2024
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$505,697	$424,910
Interest income	13,736	7,460
	519,433	432,370
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	233,965	253,285
Distributions paid	183,812	0
	417,777	253,285
Net increase (decrease) in cash and cash equivalents during the period	101,656	179,085
Cash and cash equivalents, beginning of period	1,625,343	795,201
Cash and cash equivalents, end of period	$1,726,999	$974,286

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

The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust's Annual Report on Form 10-K for the year ended October 31, 2024 (the "2024 Form 10-K"). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust's 2024 Form 10-K.

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U.S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. As of January 31, 2025, the uninsured amount held in the Trust's U.S. bank accounts was $1,461,400. In addition, the Trust held Euros 15,000, the equivalent of $15,599, in its German bank account at January 31, 2025.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2025 and 2024, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $1,953 and $1,952 in the first quarter of fiscal 2025 and 2024, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee for the 2025 and 2024 calendar years.

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

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession and leases in the Federal Republic of Germany. The actual concession (the "Oldenburg concession") and leases are held either by Mobil Erdgas-Erdol GmbH ("Mobil Erdgas"), a German operating subsidiary of the ExxonMobil Corporation ("ExxonMobil"), or by Oldenburgische Erdolgesellschaft ("OEG"). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group of Companies owns one-third of OEG. BEB Erdgas und Erdol GmbH ("BEB"), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. The Oldenburg concession, at approximately 1,386,000 acres, is in the German federal state of Lower Saxony. None of the leases are active or productive.

In 2002, Mobil Erdgas and BEB formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 82% of the cumulative royalty income received in fiscal 2025. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

On or about the 20th of the months of January, April, July and October of each year, the operating companies determine the amount of royalties that were payable to the Trust based on applicable sales during the relevant period. This amount is paid out to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its upcoming fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for that period and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the scheduled monthly royalty payments for the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis. The next examination for both calendar 2023 and 2024 will begin in October 2025.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs very minor treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant, raw gas input capacity stands at approximately 200 million cubic feet utilizing the single remaining processing unit. It is expected that the single unit will be sufficient to handle sour gas production through-put from the concession. It is also expected that operating expenses in the future will be somewhat reduced by using a single processing unit. Since sour gas accounts for 71% of overall gas sales and 97% of western gas sales, any future shutdown could significantly impact royalty income. The Trust has insufficient data to predict whether, when and to what extent any future shutdown may occur.

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for 96% of the cumulative royalty income received under this agreement in fiscal 2025. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by that agreement.

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first fiscal quarter of 2025, the Trust received $70,202 in sulfur royalties from a combination of sulfur royalties payable for the third and fourth quarters of calendar 2024. In the first quarter of fiscal 2024, the Trust received $68,205 in sulfur royalties under this agreement.

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

The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets as well as monitoring the continuing impact of the war in Ukraine and ongoing efforts by the European governments to respond to the economic impacts of the war. This information provides a context in which to evaluate the actions of the operating companies. The Trust's consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. EMPG has not drilled any new wells since 2014 and has not scheduled any new gas well drilling through 2025. EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust is not able to confirm the accuracy of any of the information supplied by EMPG or the operating companies.

Results: First Quarter of Fiscal 2025 versus First Quarter of Fiscal 2024

Total royalty income received during the first quarter of fiscal 2025 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2024. The distribution of $0.04 per unit was paid on February 26, 2025 to owners of record as of February 14, 2025. Comparisons of total royalty income and net income for the first quarter of fiscal 2025 and 2024 are shown below.

	1st Fiscal Quarter Ended 1/31/2025	1st Fiscal Quarter Ended 1/31/2024	Percentage Change
Total Royalty Income	$505,697	$424,910	+19.0%
Net Income	$285,468	$179,085	+59.4%
Distributions per Unit	$0.04	$0.05	-20.0%

From a low point in the third quarter of fiscal 2024 gas prices have risen steadily and the gas prices applicable to the royalty calculations for the first quarter of fiscal 2025 seem to have stabilized. The bulk of the overpayments from calendar 2023 have largely been offset in the first quarter of fiscal 2025 and will be fully offset with OEG's scheduled royalty payment in mid-February.

Total royalty income often includes positive and negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as Mobil sulfur royalties. In the first quarter of fiscal 2025, total royalty income was reduced by prior period adjustments for calendar 2023 totaling $2,485,712, the bulk of which arose due to the large gas price swings caused by the war in Ukraine and Germany's reaction. Mobil sulfur royalties added $70,202 to the total for the quarter. In the first quarter of fiscal 2024, total royalty income was reduced by negative adjustments carrying over from the prior quarter totaling $1,944,954. Mobil sulfur royalties from both prior quarters and prior years added $68,205 to the total for the quarter.

The Trust's monthly royalty payments are paid prospectively based on the amount of royalties payable to the Trust in the prior quarter. End of quarter royalty adjustments result from the need to align prospective royalty payments from the operating companies with actual royalties that should have been paid. When actual prices and volumes are reported, there will be a positive reconciliation in the current quarter or a negative reconciliation in the subsequent quarter. In September 2024, the Trust was notified of negative year-end adjustments for calendar 2023 under both royalty agreements. Under the OEG royalty agreement, the negative adjustment eliminated the scheduled royalty payments for October through January, as well as the positive adjustments for the 3rd and 4th quarters for calendar 2024. The remaining negative adjustment of approximately Euros 40,200 will be offset against the February scheduled royalty payment. Under the Mobil royalty agreement, the negative adjustment eliminated the scheduled royalty payments for October and November and the positive adjustment for the 3rd calendar quarter of 2024, but was finally offset against the December scheduled royalty payment. Reflecting both higher prices and the small negative adjustment remaining under the OEG royalty, the Trustees anticipate a higher distribution in the second quarter of 2025 compared to the first quarter of fiscal 2025.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarters of 2024 and 2023 and the average German Border Import gas Price for the periods of August through October 2024 and 2023. No adjustments for prior periods are reflected in the gas royalties.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	4th Calendar Quarter Ended 12/31/2024	4th Calendar Quarter Ended 12/31/2023	Percentage Change
Gas Sales (Bcf) [1]	3.199	3.223	-0.7%
Gas Prices[2] (Ecents/Kwh)[3]	3.8837	3.8530	+0.8%
Average Exchange Rates[4]	1.0341	1.0816	-4.4%
Gas Royalties Payable in Euros	Euros 1,421,601	Euros 1,420,221	+0.1%
Gas Prices ($/Mcf)[5]	$11.49	$11.92	-3.6%

OEG Agreement
Gas Sales (Bcf)	10.549	11.085	-4.8%
Gas Prices (Ecents/Kwh)	3.9606	3.9293	+0.8%
Average Exchange Rates	0	0	0.0%
Gas Royalties Payable in Euros	Euros 621,016	Euros 654,224	-5.1%
Gas Prices ($/Mcf)	$0.00	$0.00	0.0%

Footnotes
1. Billion cubic feet
2. Gas prices derived from August-October period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the first quarter of fiscal 2025, gas sales from western Oldenburg accounted for only 30.3% of all gas sales from the Oldenburg concession. However, due to the absence of any royalty payments under the OEG Agreement, gas royalties paid under the Mobil Agreement accounted for 100% of all gas royalties.

Trust expenses for the first quarter of fiscal 2025 decreased by 7.6%, or $19,320, to $233,965 from $253,285 for the first quarter of fiscal 2024 due to it being an off year for the biennial royalty examination by the Trust's German accounting counselors.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2025, compared to that at fiscal year-end (October 31, 2024), shows an increase in assets due to higher royalty receipts during the first quarter of fiscal 2025.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of January 31, 2024 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of January 31, 2025.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

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

February 28, 2025