Form 10-Q
period 2025-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2025-05-30
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2025  or

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

9,190,590 Units of Beneficial Interest Outstanding as of April 30, 2025

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
APRIL 30, 2025 AND OCTOBER 31, 2024
(Unaudited)
	2025	2024
ASSETS
Current assets -- Cash and cash equivalents	$3,620,381	$1,625,343

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$3,620,382	$1,625,344

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners	$1,838,118	$183,812

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	1,782,263	1,441,531

Total Liabilities and Trust Corpus	$3,620,382	$1,625,344

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024
(Unaudited)
	2025	2024
Gas, sulfur and oil royalties received	$2,471,301	$2,232,767
Interest income	19,224	16,333
Trust Income	2,490,525	2,249,100

Operating expenses	(227,821)	(213,679)
Related party expenses (Note 3)	(1,698)	(1,522)
Trust Expenses	(229,519)	(215,201)

Net Income	$2,261,006	$2,033,899

Net income per unit	$0.25	$0.22
Distributions per unit paid or to be paid to unit owners	$0.20	$0.20

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2025 AND 2024
(Unaudited)
	2025	2024
Gas, sulfur and oil royalties received	$2,976,998	$2,657,677
Interest income	32,960	23,793
Trust Income	$3,009,958	$2,681,470

Operating expenses	(459,833)	(465,012)
Related party expenses (Note 3)	(3,651)	(3,474)
Trust Expenses	(463,484)	(468,486)

Net Income	$2,546,474	$2,212,984

Net income per unit	$0.28	$0.24
Distributions per unit paid or to be paid to unit owners	$0.24	$0.25

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2025 AND 2024
(Unaudited)
	2025	2024
Balance, beginning of period	$1,441,531	$795,201
Net income	2,546,474	2,212,984
	3,988,005	3,008,185
Less:
Current year distributions paid or to be paid to unit owners	2,205,742	2,297,647
Balance, end of period	$1,782,263	$710,538

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE SIX MONTHS ENDED APRIL 30, 2025 AND 2024
(Unaudited)
	2025	2024
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$2,976,998	$2,657,677
Interest income	32,960	23,793
	3,009,958	2,681,470
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	463,484	468,486
Distributions paid	551,436	459,529
	1,014,920	928,015
Net increase (decrease) in cash and cash equivalents during the period	1,995,038	1,753,455
Cash and cash equivalents, beginning of period	1,625,343	795,201
Cash and cash equivalents, end of period	$3,620,381	$2,548,656

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury Bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. In addition, the Trust held Euros 15,000, the equivalent of $17,021, in its German bank account at April 30, 2025.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2025 and 2024, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such office expenses, the Trust reimbursed the Managing Director $1,698 and $1,522 in the second quarter of fiscal 2025 and 2024, respectively. For such office expenses, the Trust reimbursed the Managing Director $3,651 and $3,474 in the first six months of fiscal 2025 and 2024, respectively.

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

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 92% of the cumulative royalty income received in fiscal 2025. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

On or about the 20th of the months of January, April, July and October of each year, the operating companies determine the amount of royalties that were payable to the Trust based on applicable sales during the relevant period. This amount is paid out to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its upcoming fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for the prior quarter and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable by the operating companies would be paid immediately and any overpayment would be deducted from the payment for the first month of the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust's independent accountants based in Germany review the royalty calculations on a biennial basis and will commence their examination for 2023 and 2024 in October 2025.

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

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 98% of the cumulative royalty income received under this agreement in fiscal 2025. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by the Mobil Agreement.

The Trust is also entitled under an agreement with Mobil to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg ("the Mobil Sulfur Agreement"). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of fiscal 2025, the Trust received $127,442 in sulfur royalties under the Mobil Sulfur Agreement from a combination of previous quarters and corrections uncovered during the royalty examination process. In the first six months of fiscal 2024, the Trust received $68,205 in sulfur royalties under the Mobil Sulfur Agreement.

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

The Trust's consultant in Germany provides general information to the Trust on the German and European economies and energy markets as well as monitoring the continuing impact of the war in Ukraine and ongoing efforts by the European governments to respond to the economic impacts of the war. This information provides a context in which to evaluate the actions of the operating companies. The Trust's consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. EMPG has not scheduled any new gas well drilling through 2025. EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust is not able to confirm the accuracy of any of the information supplied by EMPG or the operating companies.

Results: Second Quarter of Fiscal 2025 versus Second Quarter of Fiscal 2024

Total royalty income received during the second quarter of fiscal 2025 was based upon actual royalties received by the Trust during the first calendar quarter of 2025. A distribution of $0.20 per unit was paid on May 28, 2025 to owners of record as of May 16, 2025. Comparisons of total royalty income received and net income for the second quarter of fiscal 2025 and 2024 are shown below.

	2nd Fiscal Quarter Ended 4/30/2025	2nd Fiscal Quarter Ended 4/30/2024	Percentage Change
Total Royalty Income	$2,471,301	$2,232,767	+10.7%
Net Income	$2,261,006	$2,033,899	+11.2%
Distribution per Unit	$0.20	$0.20	0.0%

The increase in total royalty income for the second quarter of fiscal 2025 in comparison to the second quarter of fiscal 2024 resulted from the royalty payments based on the higher gas prices and higher average exchange rates experienced during the current quarter. Total royalty income can potentially include positive and/or negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. In the second quarter of fiscal 2025, total royalty income was reduced by a negative carryover under the OEG royalty agreement of $45,000 but was increased by Mobil sulfur royalties of $57,240. In the second quarter of fiscal 2024, total royalty income was reduced by a negative carryover under the OEG royalty agreement of $214,362 and was unchanged by Mobil sulfur royalties of $0.

The following table is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties are determined based on the actual physical gas sales that occurred during the first calendar quarter of 2025 and the average German Border Import gas Price for the period of November 2024 through January 2025.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	1st Calendar Quarter Ended 3/31/2025	1st Calendar Quarter Ended 3/31/2024	Percentage Change
Gas Sales (Bcf) [1]	2.863	3.236	-11.5%
Gas Prices[2] (Ecents/Kwh)[3]	4.5308	4.1601	+8.9%
Average Exchange Rate[4]	1.0878	1.0714	+1.5%
Gas Royalties Payable in Dollars	$1,616,397	$1,649,119	-2.0%
Gas Prices ($/Mcf)[5]	$14.11	$12.74	+10.8%

OEG Agreement
Gas Sales (Bcf)	9.858	10.870	-9.3%
Gas Prices (Ecents/Kwh)	4.6205	4.2425	+8.9%
Average Exchange Rate	1.0926	1.0715	+2.0%
Gas Royalties Payable in Dollars	$750,063	$748,747	+0.2%
Gas Prices ($/Mcf)	$14.08	$12.70	+10.9%

Footnotes
1. Billion cubic feet
2. Gas prices derived from November-January period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended March 31, 2025, gas sales from western Oldenburg accounted for only 29% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 78%, or $1,615,410 out of $1,819,549, in Oldenburg royalties attributable to gas.

Trust expenses for the second quarter of fiscal 2025 increased 6.7%, or $14,318, to $229,519 from $215,201 in the second quarter of fiscal 2024. The increase in expenses reflects the timing of payments related to the biennial examination of the royalty payments by the accounting firm retained by the Trust in Germany. Trust interest income received in the second quarter of fiscal 2025 increased to $19,224 in comparison to $16,333 received in the second quarter of fiscal 2024 due to more funds available.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2025, compared to that at fiscal year-end (October 31, 2024), shows an increase in assets primarily to reserve for present and future liabilities.

Results: First Six Months of Fiscal 2025 versus First Six Months of Fiscal 2024

Total royalty income received during the first six months of fiscal 2025 increased in comparison to the first six months of fiscal 2024 based on several factors: (1) gas prices under both the Mobil and the OEG Agreements were higher in average for the first six months of fiscal 2025; (2) the Mobil sulfur royalties were $59,237 higher for the first six months of fiscal 2025; and (3) while during both six month periods there were no OEG royalties during the first quarters, the residual negative balance impacting the second quarter of fiscal 2025 was $169,231 lower than the residual negative balance impacting the second quarter of fiscal 2024. Comparisons of total royalty income received and net income for the first six months of fiscal 2025 and 2024 are shown below.

	Six Months Ended 4/30/2025	Six Months Ended 4/30/2024	Percentage Change
Total Royalty Income	$2,976,298	$2,657,677	+12.0%
Net Income	$2,546,474	$2,212,984	+15.1%
Distribution per Unit	$0.24	$0.25	-4.0%

Total royalty income can potentially include positive and/or negative adjustments that the operators made during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. During the first six months of fiscal 2025, total royalty income was reduced because there were prior period adjustments totaling $2,567,090 and was increased by Mobil sulfur royalties of $127,442. During the first six months of fiscal 2024, total royalty income was reduced because there were prior period negative adjustments totaling $2,152,016 but was increased by Mobil sulfur royalties of $68,205.

The following table is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties for the first six months of fiscal 2025 are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2024 and the first calendar quarter of 2025 and the average German Border Import gas Price for the period of August 2024 through January 2025.

Gas Data Providing Basis for Six-Month Fiscal Period Royalties
Mobil Agreement	Six Months Ended 3/31/2025	Six Months Ended 3/31/2024	Percentage Change
Gas Sales (Bcf)	6.062	6.459	-6.1%
Gas Prices(Ecents/Kwh)	4.1894	4.0068	+4.6%
Average Exchange Rate	1.0616	1.0763	-1.4%
Gas Royalties Payable in Dollars	$3,086,521	$3,185,192	-3.1%
Gas Prices ($/Mcf)	$12.73	$12.33	+3.2%

OEG Agreement
Gas Sales (Bcf)	20.407	21.955	-7.1%
Gas Prices (Ecents/Kwh)	4.2790	4.0844	+4.8%
Average Exchange Rate	1.0926	1.0715	+2.0%
Gas Royalties Payable in Dollars	$750,063	$748,747	+0.2%
Gas Prices ($/Mcf)	$14.08	$12.70	+10.9%

For the six months ended 3/31/2025, gas sales from western Oldenburg accounted for only 29.7% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 81.8%, or $2,031,473 out of $2,235,613, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first six months of fiscal 2025 decreased 1.1%, or $5,002, to $463,484 from $468,486 for the first six months of fiscal 2024. The decrease in expenses reflects the biennial nature of costs associated with the royalty examination in Germany and the reduced costs for the first six months of fiscal 2025 in comparison. Trust interest income received during the first six months of fiscal 2025 increased to $32,960 in comparison to $23,793 received in the first six months of fiscal 2024 due to more funds available.

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

The Trust's German consultant advised the Trust that, in these discussions, EMPG has indicated that it will not be drilling any wells during 2025. In order to keep production decline as low as possible, workovers of existing wells, maintenance of all installations and small stimulations measures will help to maximize performance and production.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of April 30, 2024 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of April 30, 2025.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended April 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

May 30, 2025