Form 10-Q
period 2025-08-29
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2025-08-29
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2025  or

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

9,190,590 Units of Beneficial Interest Outstanding as of July 31, 2025

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JULY 31, 2025 AND OCTOBER 31, 2024
(Unaudited)
	2025	2024
ASSETS
Current assets -- Cash and cash equivalents	$4,241,370	$1,625,343

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$4,241,371	$1,625,344

LIABILITIES AND TRUST CORPUS
Current liabilities -- Distributions to be paid to unit owners	$2,389,553	$183,812

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	1,851,817	1,441,531

Total Liabilities and Trust Corpus	$4,241,371	$1,625,344

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE THREE MONTHS ENDED JULY 31, 2025 AND 2024
(Unaudited)
	2025	2024
Gas, sulfur and oil royalties received	$2,617,231	$2,457,422
Interest income	25,220	26,394
Trust Income	$2,642,451	$2,483,816

Operating expenses	(180,178)	(164,223)
Related party expenses (Note 3)	(3,166)	(1,499)
Trust Expenses	(183,344)	(165,722)

Net Income	$2,459,107	$2,318,094

Net income per unit	$0.27	$0.25
Distributions per unit paid or to be paid to unit owners	$0.26	$0.21

Units outstanding at end of period	9,190,590	9,190,590

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2025 AND 2024
(Unaudited)
	2025	2024
Gas, sulfur and oil royalties received	$5,594,229	$5,115,099
Interest income	58,180	50,187
Trust Income	$5,652,409	$5,165,286

Operating expenses	(640,011)	(629,235)
Related party expenses (Note 3)	(6,817)	(4,973)
Trust Expenses	(646,828)	(634,208)

Net Income	$5,005,581	$4,531,078

Net income per unit	$0.54	$0.49
Distributions per unit paid or to be paid to unit owners	$0.50	$0.46

Units outstanding at end of period	9,190,590	9,190,590

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2025 AND 2024
(Unaudited)
	2025	2024
Balance, beginning of period	$1,441,531	$795,201
Net income	5,005,581	4,531,078
	6,447,112	5,326,279
Less:
Current year distributions paid or to be paid to unit owners	4,595,295	4,227,671
Balance, end of period	$1,851,817	$1,098,608

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)
FOR THE NINE MONTHS ENDED JULY 31, 2025 AND 2024
(Unaudited)
	2025	2024
Sources of Cash and Cash Equivalents:
Gas, sulfur and oil royalties received	$5,594,229	$5,115,099
Interest income	58,180	50,187
	5,652,409	5,165,286
Uses of Cash and Cash Equivalents:
Payment of Trust expenses	646,828	634,208
Distributions paid	2,389,554	2,297,647
	3,036,382	2,931,855
Net increase (decrease) in cash and cash equivalents during the period	2,616,027	2,233,431
Cash and cash equivalents, beginning of period	1,625,343	795,201
Cash and cash equivalents, end of period	$4,241,370	$3,028,632

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. In addition, the Trust held Euros 15,000, the equivalent of $17,143, in its German bank account at July 31, 2025.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both July 31, 2025 and 2024, there were 9,190,590 units of beneficial interest outstanding.

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

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, is reimbursed by the Trust for office expenses at cost. For such expenses, the Trust reimbursed the Managing Director $3,166 and $1,499 in the third quarter of fiscal 2025 and 2024, respectively, and $6,817 and $4,973 in the first nine months of fiscal 2025 and 2024, respectively.

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

Mobil Erdgas and BEB Erdgas formed a company, ExxonMobil Production Deutschland GmbH ("EMPG"), to carry out all exploration, drilling and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur and oil. Of these three products, natural gas provided approximately 93% of the cumulative royalty income received in fiscal 2025. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil and condensate (the "Mobil Agreement"). Under the Mobil Agreement, there is no deduction of costs prior to the calculation of royalties from gas well gas and oil well gas, which together accounted for approximately 99% of the cumulative royalty income received under this agreement in fiscal 2025. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement, as compared to the OEG Agreement described below, due to the higher royalty rate specified by the Mobil Agreement.

The Trust is also entitled under an agreement with Mobil to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg ("the Mobil Sulfur Agreement"). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of fiscal 2025, the Trust received $188,724 in sulfur royalties under the Mobil Sulfur Agreement from a combination of previous quarters and corrections uncovered during the royalty examination process. In the first nine months of fiscal 2024, the Trust received $68,205 in sulfur royalties under the Mobil Sulfur Agreement.

Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate, and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the "OEG Agreement"). Under the OEG Agreement, 50% of the field handling and treatment costs, as reported for state royalty purposes, are deducted from the gross sales receipts prior to the calculation of the royalties to be paid to the Trust.

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

Results: Third Quarter of Fiscal 2025 Versus Third Quarter of Fiscal 2024

Total royalty income received during the third quarter of fiscal 2025 was derived from sales of gas, sulfur, and oil from the Trust's overriding royalty areas in Germany during the second calendar quarter of 2025. A distribution of 26 cents per unit was paid on August 27, 2025 to owners of record as of August 15, 2025. Comparisons of total royalty income and net income for the third quarter of fiscal 2025 and 2024 are shown below.

	3rd Fiscal Quarter Ended 7/31/2025	3rd Fiscal Quarter Ended 7/31/2024	Percentage Change
Total Royalty Income	$2,617,231	$2,457,422	+6.5%
Net Income	$2,459,107	$2,318,094	+6.1%
Distributions per Unit	$0.26	$0.21	+23.8%

The increase in total royalty income for the third quarter of fiscal 2025 in comparison to the third quarter of fiscal 2024 resulted from the increase in gas prices and the higher average exchange rate applied to the royalty conversions. Total royalty income reflects the inclusion of positive and/or negative adjustments that the operators make during the quarter based upon their corrected royalty calculations for the prior periods, as well as the inclusion of Mobil sulfur royalties. In the third quarter of fiscal 2025, total royalty income was not affected by any prior period adjustments. An overpayment of Mobil royalties of $30,047 was offset against the Mobil sulfur royalty payment of $61,282, which yielded a royalty payment of $31,235. An overpayment of Euros 8,705 under the OEG royalty will be carried over to the fourth quarter of fiscal 2025. In the third quarter of fiscal 2024, total royalty income was not affected because there were no prior period adjustments. Due to an overpayment of Mobil royalties (Euros 395,842) during the third quarter of fiscal 2024, the Mobil sulfur royalty (Euros 39,943) was not be paid until the fourth quarter of fiscal 2024. In addition, there was an overpayment of OEG royalties (Euros 201,509) during the third quarter of fiscal 2024.

The following table is intended to illustrate trends based on actual gas sales in each fiscal quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the second calendar quarter of 2025 and the average German Border Import gas Price for the period of February 2025 through April 2025.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	2nd Calendar Quarter Ended 6/30/2025	2nd Calendar Quarter Ended 6/30/2024	Percentage Change
Gas Sales (Bcf) [1]	2.873	3.073	-6.5%
Gas Prices[2] (Ecents/Kwh)[3]	4.46	3.25	+37.2%
Average Exchange Rate[4]	1.14	1.08	+5.6%
Gas Royalties	$1,680,818	$1,228,023	+36.9%
Gas Prices ($/Mcf)[5]	$14.63	$9.99	+46.4%

OEG Agreement
Gas Sales (Bcf)	9.858	10.455	-5.7%
Gas Prices (Ecents/Kwh)	4.55	3.31	+37.5%
Average Exchange Rate	1.14	1.08	+5.6%
Gas Royalties	$769,494	$521,713	+47.5%
Gas Prices ($/Mcf)	$14.50	$9.95	+45.7%

Footnotes
1. Billion cubic feet
2. Gas prices derived from February-April period
3. Euro cents per kilowatt hour
4. Based on average Euro/dollar exchange rates of cumulative royalty transfers
5. Dollars per thousand cubic feet

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For the calendar quarter ended June 30, 2025, gas sales from western Oldenburg accounted for only 29.1% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 77.5%, or $1,906,880 out of $2,459,191, of all royalties attributable to gas.

Trust expenses for the third quarter of fiscal 2025 increased 10.6%, or $17,622, to $183,344 compared to $165,722 for the third quarter of fiscal 2024. The increase in expenses for the third quarter of fiscal 2025 reflects higher Trustee fees as specified by the provisions of the Trust Agreement and the timing of the payment of mailing expenses. The Trust received interest income in the amount of $25,220 and $26,394 during the third quarters of fiscal 2025 and 2024 respectively.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2025, compared to that at fiscal year-end (October 31, 2024), shows an increase in assets due to the absence of negative adjustments and higher royalty receipts during the third quarter of fiscal 2025.

Results: First Nine Months of Fiscal 2025 Versus First Nine Months of Fiscal 2024

Total royalty income received during the first nine months of fiscal 2025 was derived from sales of gas, sulfur and oil from the Trust's overriding royalty areas in Germany during the fourth calendar quarter of 2024 and the first and second calendar quarters of 2025. Comparisons of total royalty income and net income for the first nine months of fiscal 2025 and 2024 are shown below.

	Nine Months Ended 7/31/2025	Nine Months Ended 7/31/2024	Percentage Change
Total Royalty Income	$5,594,229	$5,115,099	+9.4%
Net Income	$5,005,581	$4,531,078	+10.5%
Distributions per Unit	$0.50	$0.46	+8.7%

The increase in total royalty income in the first nine months of fiscal 2025 from the first nine months of fiscal 2024 resulted from higher gas prices under both the Mobil and OEG Agreements. Total royalty income also reflects the inclusion of various positive and negative adjustments that the operators made during the nine-month period, including adjustments from prior periods, as well as the inclusion of Mobil sulfur royalties. During the first nine months of fiscal 2025, total royalty income was reduced because there were prior and current period negative adjustments totaling $1,815,276 but was increased by Mobil sulfur royalties of $188,724. During the first nine months of fiscal 2024, total royalty income declined reflecting prior period negative adjustments totaling $2,150,743 but was increased by Mobil sulfur royalties of $68,205.

The following table is intended to illustrate trends based on actual gas sales in each of the fiscal nine-month periods shown. Gas royalties for the nine-month periods shown in the table below are determined based on the actual physical gas sales that occurred during the period from October 1, 2024 through June 30, 2025 and the average German Border Import gas Price for the period of August 1, 2024 through April 30, 2025.

Gas Data Providing Basis for Fiscal Nine-Month Period Royalties
Mobil Agreement	Nine Months Ended 6/30/2025	Nine Months Ended 6/30/2024	Percentage Change
Gas Sales (Bcf)	8.935	9.531	-6.3%
Gas Prices(Ecents/Kwh)	4.28	3.76	+13.8%
Average Exchange Rate	1.09	1.08	+0.9%
Gas Royalties Payable	$4,767,339	$4,413,216	+8.0%
Gas Prices ($/Mcf)	$13.34	$11.58	+15.2%

OEG Agreement
Gas Sales (Bcf)	30.265	32.409	-6.6%
Gas Prices (Ecents/Kwh)	4.37	3.84	+13.8%
Average Exchange Rate	1.12	1.07	+4.7%
Gas Royalties Payable	$1,519,557	$1,270,460	+19.6%
Gas Prices ($/Mcf)	$14.29	$11.33	+26.1%

For the nine months ended June 30, 2025, gas sales from western Oldenburg accounted for only 29.5% of all gas sales from the Oldenburg concession. However, royalties on these gas sales provided approximately 79.8%, or $4,142,237 out of $5,193,271, of all royalties attributable to gas sales from the Oldenburg concession.

Trust expenses for the first nine months of fiscal 2025 increased 2.0% or $12,620 to $646,828 compared to $634,208 for the prior fiscal year's equivalent period. The increase in expenses for the first nine months of fiscal 2025 reflects higher Trustee fees as specified by the provisions of the Trust Agreement and higher transfer agent fees. Trust interest income received during the first nine months of fiscal 2025 increased to $58,180 in comparison to $50,187 received in the first nine months of fiscal 2024 due to higher net income.

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

The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of July 31, 2025 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Director concluded that the Trust's disclosure controls and procedures were effective as of July 31, 2025.

There have been no changes in the Trust's internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended July 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

August 29, 2025