Form 10-K
period 2025-10-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2025-12-31
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                 to                 .

Commission file number             1-8245

NORTH EUROPEAN OIL ROYALTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2084119
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

5 N. Lincoln Street, Keene, N.H.	03431
Address of Principal Executive Offices	Zip Code

(732) 741-4008
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	NRT	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No  ☒

On April 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $41,522,551.

As of December 31, 2025, there were 9,190,590 units of beneficial interest (“units”) of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III have been partially or wholly omitted from this report and the information required to be contained therein is incorporated by reference from the registrant’s definitive proxy statement for the 2025 Annual Meeting to be held on February 17, 2026.

PART I

Item 1.	Business.

(a) General Development of Business. North European Oil Royalty Trust (the “Trust”) is a grantor trust which, on behalf of the owners of units of beneficial interest in the Trust (the “unit owners”), holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. The rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. (“ExxonMobil”) and the Royal Dutch/Shell Group of Companies (“Royal Dutch/Shell Group”). Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, condensate, and sulfur. See Item 2 of this annual report on Form 10-K (this “Report”) for descriptions of the relationships of these companies and certain of these contracts.

The royalty rights were received by the Trust from North European Oil Company (the “Company”) upon dissolution of the Company in September 1975. The Company was organized in 1957 as the successor to North European Oil Corporation (the “Corporation”). The Trust is administered by trustees (the “Trustees”) under an Agreement of Trust dated September 10, 1975, as amended (the “Trust Agreement”).

Neither the Trust nor the Trustees on behalf of the Trust conduct any active business activities or operations. The function of the Trustees is to monitor, verify, collect, hold, invest, and distribute the royalty payments made to the Trust. Under the Trust Agreement, the Trustees make quarterly distributions of the net funds received by the Trust on behalf of the unit owners, after making provisions to cover future anticipated expenses. Funds temporarily held by the Trust prior to their distribution are invested in an interest-bearing money market account.

There has been no significant change in the principal operation or purpose of the Trust during the past fiscal year.

As part of the Sarbanes-Oxley Act of 2002 (“SOX”), the Securities and Exchange Commission (the “SEC”) adopted rules implementing legislation concerning governance matters for publicly held entities. The Trust is complying with the requirements of the SEC and SOX and, at this time, the Trustees have chosen not to request any relief from those provisions based on the passive nature of the Trust but may do so in the future. Accordingly, the Trustees have directed that certain of the additional statements and disclosures set forth or incorporated by reference in this Report, which the SEC requires of corporations, be made even though such statements and disclosures might not now or in the future be required to be made by the Trust.

In addition, the New York Stock Exchange (the “NYSE”), where units of beneficial interest of the Trust are listed for trading, has additional corporate governance rules as set forth in Section 303A of the NYSE Listed Company Manual. Most of the governance requirements promulgated by the NYSE are not applicable to the Trust, which is a passive entity acting as a royalty trust and holding only overriding royalty rights. The Trustees have, however, chosen to form an Audit Committee and a Compensation Committee but may not necessarily continue to do so in the future.

(b) Narrative Description of Business. Under the Trust Agreement, the Trust conducts no active business operations and is restricted to collection of income from royalty rights and distribution to unit owners of the net income after payment of current administrative and related expenses and making provisions for future anticipated expenses.

The overriding royalty rights held by the Trust are derived from contracts and agreements originally entered into by German subsidiaries of the predecessor Corporation during the early 1930s. The Trust’s primary royalty rights are based on a government granted concession and remain in effect as long as there are continued production activities and/or exploration efforts within the concession. It is generally anticipated that production activities will continue as long as they remain economically profitable. The Trust holds other royalty rights, which are based on leases which have passed their original expiration dates. These leases remain in effect as long as there is continued production or the lessor does not cancel the lease. Individual lessors will normally not seek termination of the rights originally granted because the leases provide for royalty payments to the lessors if sales of oil or gas result from discoveries made on the leased land. Additionally, termination by individual lessors would result in the escheat of mineral rights to the applicable state.

Royalties are paid to the Trust on sales from production under these leases and concessions on a regular monthly or quarterly basis pursuant to the royalty agreements. The Trust receives the royalty payments exclusively in Euros. After the royalties have been deposited in the Trust’s account with Deutsche Bank in Germany, sufficient funds are reserved to handle any outstanding or anticipated expenses and maintain a minimal balance of 15,000 Euros. The Trust then converts the remainder of Euro-denominated funds into United States (“U.S.”) dollars based upon the available exchange rates. Following this conversion to U.S. dollars, the royalties are transferred to the Trust’s bank account in the U.S. The Trust does not engage in activities to hedge against currency risk, and fluctuations in the conversion rate impact financial results. Since the actual royalty deposits are held as Euros for such a limited time, the market risk with respect to these deposits is small. The Trust has not experienced any difficulty in effecting the conversion of Euros into U.S. dollars.

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

The exploration for and the production of gas and oil is a speculative business. The Trust has no means of ensuring continued income from its royalty rights at either their present levels or otherwise. The Trust has no role in any of the operating companies’ decision-making processes, such as gas pricing, gas sales or exploration, which can impact royalty income. In addition, fluctuations in prices and supplies of gas and oil and the effect these fluctuations might have on royalty income payable to the Trust and on reserves attributable to the Trust’s royalty interests cannot be accurately projected. Finally, natural gas and crude oil are wasting assets. While known reserves may increase as additional development adds quantities to the reserve amount, the amount of known and unknown reserves is finite and will decline over time.

While Germany has laws relating to environmental protection, the Trustees do not have detailed information concerning the present or possible effect of such laws on operations in areas where the Trust holds royalty rights on production and sale of products from those areas. In 2016, a law was passed in Germany prohibiting fracking of unconventional reservoirs. Fracking of conventional reservoirs, including sandstone, is permitted subject to drilling permits as well as State and Federal laws. Based upon an analysis of the details of this law, the Trust’s German consultant has informed the Trust that fracking will be permitted in all current productive zones within the Oldenburg concession (as defined below) both due to the depths involved and the nature of the productive zones. Within the Oldenburg concession, fracking was used in the Carboniferous zone and once in the Zechstein zone but has not been used in the Bunter zone.

The Trust, in cooperation with a parallel royalty owner (Unitarian Universalist Congregation at Shelter Rock (“UUCSR”)), arranges for periodic examinations of the books and records of the operating companies to verify compliance with the computation provisions of the applicable agreements. As a cost savings measure, the royalty examination is conducted on a biennial basis. From time to time, these examinations disclose computational errors or errors from inappropriate application of existing agreements and appropriate adjustments are requested to be made. As a result of the amendments to the Trust’s royalty agreements which effect pricing simplification (see Item 7 of this Report), examinations by the Trust’s German accountants have been simplified since these examinations are primarily limited to the verification of the gas quantities sold. Although these periodic examinations may also disclose other matters that are subject to dispute between the parties, these disputes have historically been resolved through negotiations without the need for litigation. The Trust’s accountants in Germany began their examination of the operating companies for calendar years 2023 and 2024 in October 2025 when the final sales figures and the German Border Import gas Prices (see Item 7 of this Report) were both available.

(c) Financial Information about Geographic Areas. In Item 2 of this Report, there is a schedule (by product, geographic area, and operating company) showing the royalty income received by the Trust during the fiscal year ended October 31, 2025.

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

(e) Available Information. The Trust maintains a website at https://www.neort.com. The Trust’s Annual Reports, Form 10-K annual reports, Form 10-Q quarterly reports and the Definitive Proxy Statements are available through the Trust’s website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Press releases and tax letters are available through the website as soon as practicable after release. The North European Oil Royalty Trust Agreement (as amended), the Trust’s Code of Conduct and Business Ethics, the Trustees’ Regulations and the Trust’s Audit Committee Charter are also available through the Trust’s website. The Trust’s website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Report.

Item 1A.	Risk Factors.

Consistent with the rules applicable to “Smaller Reporting Companies,” we have elected scaled disclosure reporting, and therefore have omitted information required by this Item.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

The Trust is a grantor trust, conducts no active operations, has no customers, and maintains no personal or credit data. The Trust’s processes for assessing, identifying, and managing material risks from cybersecurity threats are tailored to its specific circumstances. The Trust’s cybersecurity protocols include, but are not limited to, programs with built-in technological features to prevent disruptions and intrusions, and isolated computer workstations. The Trust’s personnel are aware of the potential of a cybersecurity incident and exercise caution to ensure no such incident occurs. Production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions could have a material adverse effect on our competitive position, financial condition, reputation or results of operations. The primary entities with which the Trust conducts business are banks, outside service providers, and vendors, which have their own cybersecurity protocols. Interactions between the Trust’s information facilities and outside vendors or service providers involves a combination of passwords, passphrases, and two-factor or independent authorizations.

We have experienced, and could experience in the future, actual or attempted cyber-attacks of our information technology systems or networks. However, there have been no known cybersecurity incidents that have had a material impact, have materially affected or are reasonably likely to materially affect the Trust, including its business strategy, results of operations, or financial condition.

The Managing Director oversees the Trust’s cybersecurity protocols and conducts regular discussions and reviews of such protocols with the Trustees.

Item 2.	Properties.

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur, and oil under a concession in the Federal Republic of Germany (the “Oldenburg concession”). The Oldenburg concession, covering approximately 1,386,000 acres, is located in the German federal state of Lower Saxony, and is the area from which natural gas, sulfur and oil are extracted.The Oldenburg concession currently provides essentially 100% of all the royalties received by the Trust.  The Oldenburg concession is held by Mobil Erdgas-Erdol GmbH (“Mobil Erdgas”), a German operating subsidiary of ExxonMobil, and by Oldenburgische Erdolgesellschaft (“OEG”). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group of Companies owns one-third of OEG. BEB Erdgas und Erdol GmbH (“BEB”), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. In 2002, Mobil Erdgas and BEB formed ExxonMobil Production Deutschland GmbH (“EMPG”) to carry out all exploration, drilling, and production activities. All sales activities upon which the calculation of royalties is based are still handled by either Mobil Erdgas or BEB (the “operating companies”).

Under one set of rights covering the western part of the Oldenburg concession (approximately 662,000 acres), the Trust receives a royalty payment of 4% on gross receipts from sales by Mobil Erdgas of gas well gas, oil well gas, crude oil, and condensate (the “Mobil Agreement”). Under the Mobil Agreement royalties from gas well gas and oil well gas together account for approximately 99% of all the royalties under said agreement. Historically, the Trust has received significantly greater royalty payments under the Mobil Agreement (as compared to the OEG Agreement described below) due to the higher royalty rate specified by that agreement.

Under another set of rights covering the entire Oldenburg concession and pursuant to the agreement with OEG, the Trust receives royalties at the rate of 0.6667% on gross receipts from sales by BEB of gas well gas, oil well gas, crude oil, condensate, and sulfur (removed during the processing of sour gas) less a certain allowed deduction of costs (the “OEG Agreement”). Under the OEG Agreement, 50% of the field handling and treatment costs as reported for state royalty purposes are deducted from the gross sales receipts prior to the calculation of the royalty to be paid to the Trust.

The Trust is also entitled under an agreement with Mobil Erdgas to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg (the “Mobil Sulfur Agreement”). The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. When the average quarterly selling price falls below the indexed base price, no sulfur royalties are paid by Mobil Erdgas. Sulfur royalties, including prior years’ corrections, paid under the Mobil Agreement totaled $188,914 and $154,599 during fiscal 2025 and 2024, respectively.

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

EMPG decommissioned one of the remaining two sulfur processing units (“trains”). The decommissioning was conducted during May to July 2023. The plant is subject to an ongoing schedule of inspections which may result in shutdowns while required repairs are conducted. Full operation of the remaining train is approximately 200 million cubic feet (“MMcf”) per day following the shutdown. It is expected that the single train will be sufficient to handle sour gas production through-put from the concession. It is also expected that operating expenses in the future may be reduced by this measure. Since sour gas accounts for 73% of overall gas sales and 97% of western gas sales, any future shutdown of the remaining train could significantly impact royalty income. The Trust has insufficient data to predict whether, when and to what extent any future shutdown may occur.

          The following is a schedule of royalty income for the fiscal year ended October 31, 2025 by product, geographic area, and operating company:

By Product:
Product	Royalty Income
Gas Well and Oil Well Gas	$8,146,320
Sulfur	$428,513
Oil	$75,071

By Geographic Area:
Area	Royalty Income
Western Oldenburg	$6,686,731
Eastern Oldenburg	$1,963,173
Non-Oldenburg Areas	$0

By Operating Company:
Company	Royalty Income
Mobil Erdgas (under the Mobil Agreement)	$5,836,999
BEB (under the OEG Agreement)	$2,812,905

Exhibit 99.1 to this Report is a report entitled Calculation of Cost Depletion Percentage for the 2025 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2025 (the “Cost Depletion Report”).  The Cost Depletion Report, dated December 5, 2025, was prepared by Graves & Co. Consulting, LLC, 1800 West Loop South, Suite 750, Houston, Texas 77027 (“Graves & Co.”). Graves & Co. is an independent petroleum and natural gas consulting organization specialized in analyzing hydrocarbon reserves.

The Cost Depletion Report provides documentation supporting the calculation of the cost depletion percentage for the 2025 calendar year based on the use of certain production data and the estimated net proved producing reserves as of October 1, 2025 for the primary area in which the Trust holds overriding royalty rights.  In order to permit timely filing of the Cost Depletion Report and consistent with the practice of the Trust in prior years, the information has been prepared for the 12-month period ended September 30, 2025. While this is one month prior to the end of the fiscal year of the Trust, the information available for production and sales through the end of September is the most complete information available at a date early enough to permit the timely preparation of the various reports required. Unit owners are referred to the full text of the Cost Depletion Report contained herein for further details.

The cost depletion percentage is prepared by Graves & Co. for the Trust’s unit owners for tax reporting purposes. The cost depletion percentage in that report for calendar 2025 is 8.9814%. Specific details relative to the Trust’s income and expenses and cost depletion percentage as they apply to the calculation of taxable income for the 2025 calendar year are included on removable pages in the 2025 Annual Report. Additionally, the tax reporting information for 2025 is available on the Trust’s website, https://www.neort.com/tax-letters.html.

The primary purpose of the Cost Depletion Report is the preparation of the cost depletion percentage for use by unit owners in their own tax reporting. The only information provided to the Trust that can be utilized in the calculation of the cost depletion percentage is current and historical production and sales of proved producing reserves. For the western half of the Oldenburg concession, the Trust receives quarterly production and sales information on a well-by-well basis. For the eastern half of the Oldenburg concession, the Trust receives cumulative quarterly production and sales information on two general areas. These general areas encompass numerous fields with varying numbers of wells. Pursuant to the arrangements under which the Trust holds royalty rights and the fact that the Trust is not considered an operating company within Germany, the Trust has no access to the operating companies’ proprietary information concerning producing field reservoir data. The Trustees have been advised by their German counsel that publication of such information is not required under applicable law in Germany and that the royalty rights do not grant the Trust the right to require or compel the release of such information. Efforts to obtain such information from the operating companies have not been successful. The information made available to the Trust by the operating companies does not include any of the following: reserve estimates, capitalized costs, production cost estimates, revenue projections, producing field reservoir data (including pressure data, permeability, porosity, and thickness of producing zone) or other similar information. While the limited information available to the Trust permits the calculation of the cost depletion percentage, it does not change the uncertainty with respect to the estimate of proved producing reserves. In addition, it is impossible for the Trust or its consultant to make estimates of proved undeveloped or probable future net recoverable oil and gas by appropriate geographic areas.

The Trust has the authority to examine, but only for certain limited purposes, the operating companies’ sales and production from the royalty areas. Both Graves & Co. and the Trustees believe the use of the material available is appropriate and suitable for preparation of the cost depletion percentage and the estimates described in the Cost Depletion Report. The Trustees and Graves & Co. believe this report and these estimates to be reasonable and appropriate but assume that these estimates may vary from statistical estimates which could be made if complete reservoir production information were available. The limited information available makes it inappropriate to make projections or estimates of proved or probable reserves of any category or class other than the estimated net proved producing reserves described in the Cost Depletion Report.

Attachment A of the Cost Depletion Report shows a schedule of estimated net proved producing reserves of the Trust’s royalty properties, computed as of October 1, 2025 and a five-year schedule of gas, sulfur and oil sales for the twelve months ended September 30, 2025, 2024, 2023, 2022, and 2021 computed from quarterly sales reports of operating companies received by the Trust during such periods.

Item 3.	Legal Proceedings.

The Trust is not a party to, and no Trust property is the subject of, any pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

As of October 31, 2025, the Trust had 9,190,590 units issued and outstanding. The Trust’s units are quoted on the New York Stock Exchange under the symbol “NRT.”

Holders

As of October 31, 2025, there were 465 unit owners of record, including Cede & Co., the nominee of the Depository Trust Company. The number of record unit owners may not be representative of the number of beneficial owners of our units, whose units are held in street name by banks, brokers, and other nominees.

Equity Performance Graph

Consistent with the rules applicable to “Smaller Reporting Companies,” we have elected scaled disclosure reporting, and therefore have omitted information required by this Item.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The Trust is a passive fixed investment trust which holds overriding royalty rights, receives income under those rights from certain operating companies, pays its expenses and distributes the remaining net funds to its unit owners. As mandated by the Trust Agreement, distributions of income are made on a quarterly basis. These distributions, as determined by the Trustees, constitute substantially all the funds on hand after provision is made for the Trust’s anticipated expenses.

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

          The operating companies pay royalties to the Trust based on their sales of natural gas, sulfur, and oil. Of these three products, natural gas provided approximately 94% of the total royalties in fiscal 2025. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is produced, and the exchange rate. For purposes of the royalty calculations, the determination of the gas price is explained in detail in the following three paragraphs.

On August 26, 2016, the Mobil and OEG Agreements were amended to establish a new base to determine gas prices for the calculation of the Trust’s royalties. This new base is set as the state assessment base for natural gas used by the operating companies in their calculation of royalties payable to the State of Lower Saxony. This change reflects a shift to the prices calculated for the German Border Import gas Price (“GBIP”). The average combined totals of the GBIP for the relevant three-month period are used to provide an average gas price for the quarter. This average gas price is increased by 1% and 3% per the terms of the Mobil and OEG Royalty Agreements and is used by the operators to calculate the royalties payable to the Trust for a given quarter.

The change to the GBIP has reduced the scope and cost of the accounting examination, eliminated ongoing disputes with OEG and Mobil regarding sales to related parties, and reduced prior year adjustments to the normally scheduled year-end reconciliation. The pricing basis has also eliminated certain costs that were previously deductible prior to the royalty calculation under the OEG Agreement.

On approximately the 25th of the months of January, April, July and October, the operating companies calculate the volume of gas sold during the previous calendar quarter. This volume of gas sold is then multiplied by the average adjusted GBIP available at that time. The respective royalty amount is divided into thirds and forms the monthly royalty payments to the Trust for the Trust’s upcoming fiscal quarter. When the operating companies determine the actual amount of royalties that were payable for the prior calendar quarter, they also look at the actual amount of royalties that were paid to the Trust for that period and calculate the difference between what was paid and what was payable. Positive adjustments are paid immediately and any negative adjustments are deducted from the next royalty payment. In September of the succeeding calendar year, the operating companies make the final determination of any necessary royalty adjustments for the prior calendar year with a positive or negative adjustment made accordingly.

For unit owners, changes in the U.S. dollar value of the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. dollars at the applicable exchange rate and transferred from Germany to the Trust’s bank account in the U.S. In relation to the U.S. dollar, a stronger Euro would yield more U.S. dollars and a weaker Euro would yield fewer U.S. dollars.

Seasonal demand factors affect the income from the Trust’s royalty rights insofar as they relate to energy demands and increases or decreases in prices, but on average they are generally not material to the annual income received under the Trust’s royalty rights.

The Trust has no means of ensuring continued income from overriding royalty rights at their present level or otherwise. The assets of the Trust are depleting assets. While future maintenance and development projects on the underlying assets will affect the quantity of proved reserves and can offset the reduction in the depletion of proved reserves, the timing and size of these projects, if they occur, will depend on the market prices of oil and natural gas. If the operators developing the concession do not perform such additional maintenance or development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust and assets may deplete faster than expected. Eventually, the assets of the Trust will cease to produce in commercial quantities and the Trust will cease to receive proceeds from such assets.

The Trust’s consultant in Germany provides general information to the Trust on the German and European economies and energy markets as well as monitoring the continuing impact of the war in Ukraine and ongoing efforts by the European governments to respond to the economic impacts of the war. This information provides a context in which to evaluate the actions of the operating companies.The Trust’s consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. However, EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust cannot confirm the accuracy of any of the information supplied by EMPG or the operating companies.

The low level of administrative expenses of the Trust limits the effect of inflation on costs. Sustained price inflation would be reflected in sales prices. Sales prices along with sales volumes form the basis on which the royalties paid to the Trust are computed.

Results: Fiscal 2025 versus Fiscal 2024

Negative calendar 2023 adjustments had an impact on both the fourth quarter of fiscal 2024 and the first quarter of fiscal 2025. The actual adjustments affecting scheduled royalty payments in the first quarter of fiscal 2025 totaled ($1,754,663). This adjustment eliminated royalties payable under the OEG Agreement and reduced royalties received under the Mobil Agreement to $505,864 during the first quarter of fiscal 2025. The year-end adjustment for calendar 2024 was $472,384. There is a negative end-of-quarter adjustment for the fourth fiscal quarter that will reduce royalty income for the first quarter of fiscal 2026 by Euros 266,306 ($308,168 based on the exchange rate of 1.157196 as of October 31, 2025).

For fiscal 2025, the Trust’s gross royalty income increased 49.5% to $8,650,094 from $5,785,303 in fiscal 2024. The total distribution for fiscal 2025 was $0.81 per unit compared to $0.48 per unit for fiscal 2024. Gas prices under both royalty agreements were higher, gas sales were lower, and average exchange rates were up. The royalty income received under the Mobil Agreement in fiscal 2025 increased 30.7% or, $1,301,622, to $5,535,716 compared to $4,234,094 received in fiscal 2024. Royalty income received under the OEG Agreement in fiscal 2025 increased 81.3% or, $1,261,744, to $2,812,905 compared to $1,551,161 received in fiscal 2024.

          Gas sales under the Mobil Agreement decreased 4.7% to 11.994 Billion cubic feet (“Bcf”) in fiscal 2025 from 12.592 Bcf in fiscal 2024. With the continued lack of drilling by the operating companies through 2025, there was a slight decline in gas production. Absent a renewed drilling program, the normal reduction in well pressure would be expected to continue and gas production would be expected to decline.

Quarterly and Yearly Gas Sales under the Mobil Agreement in Billion cubic feet
Fiscal Quarter	2025 Gas Sales	2024 Gas Sales	Percentage Change
First	3.199	3.223	- 0.7%
Second	2.863	3.236	-11.5%
Third	2.873	3.073	- 6.5%
Fourth	3.059	3.060	- 0.0%
Fiscal Year Total	11.994	12.592	- 4.7%

Average prices for gas sold under the Mobil Agreement increased 11.1% to 4.1328 Euro cents per kilowatt hour (“€cents/kWh”) in fiscal 2025 from 3.7206 €cents/kWh in fiscal 2024.

Average Gas Prices under the Mobil Agreement in €cents per Kilowatt Hour
Fiscal Quarter	2025 Average Gas Prices	2024 Average Gas Prices	Percentage Change
First	3.8837	3.8530	+ 0.8%
Second	4.5308	4.1601	+ 8.9%
Third	4.4632	3.2503	+37.3%
Fourth	3.7111	3.5886	+ 3.4%
Fiscal Year Average	4.1328	3.7206	+11.1%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $13.10 per thousand cubic feet (“Mcf”), an increase of 13.7% from fiscal 2024’s average price of $11.52/Mcf. For fiscal 2025, royalties paid under the Mobil Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of 1.1080, a 2.3% increase from the average Euro/U.S. dollar exchange rate of 1.0834 for fiscal 2024.

Average Euro Exchange Rate under the Mobil Agreement
Fiscal Quarter	2025 Average Euro Exchange Rate	2024 Average Euro Exchange Rate	Percentage Change
First	1.0341	1.0816	- 4.4%
Second	1.0878	1.0714	+ 1.5%
Third	1.1445	1.0757	+ 6.4%
Fourth	1.1654	1.1071	+ 5.3%
Fiscal Year Average	1.1080	1.0834	+ 2.3%

Excluding the effects of differences in prices and average exchange rates, the combination of royalty rates on gas sold from western Oldenburg results in an effective royalty rate approximately seven times higher than the royalty rate on gas sold from eastern Oldenburg. This is of particular significance to the Trust since gas sold from western Oldenburg provides the bulk of royalties paid to the Trust. For fiscal 2025, the volume of gas sold from western Oldenburg accounted for only 30.1% of the volume of all gas sales. However, western Oldenburg gas royalties provided approximately 78.1% or $6,361,719 out of a total of $8,146,510 in overall Oldenburg gas royalties.

Gas sales under the OEG Agreement decreased 7.0% to 39.893 Bcf in fiscal 2025 from 42.918 Bcf in fiscal 2024. Given the continued lack of drilling by the operating companies through 2025, the Trust’s consultant in Germany believes the decline in gas production is due to the normal reduction in well pressure that is experienced over time.

Quarterly and Yearly Gas Sales under the OEG Agreement in Billion cubic feet
Fiscal Quarter	2025 Gas Sales	2024 Gas Sales	Percentage Change
First	10.549	11.085	- 4.8%
Second	9.858	10.870	- 9.3%
Third	9.858	10.454	- 5.7%
Fourth	9.628	10.509	- 8.4%
Fiscal Year Total	39.893	42.918	- 7.0%

Average gas prices for gas sold under the OEG Agreement increased 11.5% to 4.2293 €cents/kWh in fiscal 2025 from 3.7929 €cents/kWh in fiscal 2024.

Average Gas Prices under the OEG Agreement in €cents per Kilowatt Hour
Fiscal Quarter	2025 Average Gas Prices	2024 Average Gas Prices	Percentage Change
First	3.9606	3.9293	+ 0.8%
Second	4.6205	4.2425	+ 8.9%
Third	4.5516	3.3146	+37.3%
Fourth	3.7845	3.6597	+ 3.4%
Fiscal Year Average	4.2293	3.7929	+ 11.5%

Converting gas prices into more familiar terms, using the average exchange rate, yielded a price of $13.43/Mcf for fiscal 2025, an increase of 16.8% from fiscal 2024’s average price of $11.50/Mcf. For fiscal 2025, royalties paid under the OEG Agreement were converted and transferred at an average Euro/U.S. dollar exchange rate of 1.1343, an increase of 4.6% from the average Euro/U.S. dollar exchange rate of 1.0848 for fiscal 2024.

Average Euro Exchange Rate under the OEG Agreement
Fiscal Quarter	2025 Average Euro Exchange Rate	2024 Average Euro Exchange Rate	Percentage Change
First	0.0000[1]	0.0000[1]
Second	1.0926	1.0715	+ 2.0%
Third	1.1441	1.0757	+ 6.4%
Fourth	1.1661	1.1071	+ 5.3%
Fiscal Year Average	1.1343	1.0848	+ 4.6%
1 No royalty income under the OEG Royalty Agreement was deposited into the Trust’s account at Deutsche Bank and there was no conversion and transfer to the Trust’s account with M&T Bank. Consequently, no exchange rate was generated.

Trust expenses of $795,648 in fiscal 2025 were virtually unchanged from Trust expenses of $797,872 in fiscal 2024.

Report on Drilling and Geophysical Work

The Trust’s German consultant periodically contacts the representatives of the operating companies to inquire about their planned and proposed drilling and geophysical work and other general matters. The following represents a summary of the most recent information the Trust’s German consultant received from representatives of EMPG in December 2025. The Trust is not able to confirm the accuracy of any of the information supplied by the operating companies. In addition, the operating companies are not required to take any of the actions outlined and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

The Trust’s German consultant has advised the Trust that EMPG has not planned any new wells for calendar 2026 and no major work has been initiated on the exploration side.

Maintenance work, including well cleanup jobs and foam jobs to de-water weak wells, will be continuing to ensure the wells are operating at maximum efficiency and production levels.

Critical Accounting Policies

The financial statements, appearing subsequently in this Report, present financial statement balances and financial results on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the U.S. (“GAAP basis”). Modified cash basis accounting is an accepted accounting method for royalty trusts such as the Trust. GAAP basis financial statements disclose income as earned and expenses as incurred, without regard to receipts or payments. The use of GAAP would require the Trust to accrue for expected royalty payments. This is exceedingly difficult since the Trust has very limited information on such payments until they are received and cannot accurately project such amounts. The Trust’s modified cash basis financial statements disclose revenue when cash is received and expenses when cash is paid. The one modification of the cash basis of accounting is that the Trust accrues for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust’s distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis provides a more meaningful presentation to unit owners of the results of operations of the Trust and presents to the unit owners a more accurate calculation of income and expenses for tax reporting purposes.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

This Report on Form 10-K may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking. Such statements address future expectations and events or conditions concerning the Trust. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aim,” “anticipates,” “believes,” “estimates,” “intends,” “plan,” “predict,” “project,” “seek,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

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

The Trust does not engage in any trading activities with respect to possible foreign exchange fluctuations. The Trust does not use any financial instruments to hedge against possible risks related to foreign exchange fluctuations. The market risk with respect to funds held in the Trust’s bank account in Germany is negligible because standing instructions at the Trust’s German bank require the bank to process conversions and transfers of royalty payments as soon as possible following their receipt. The Trust does not engage in any trading activities with respect to commodity price fluctuations.

Item 8.	Financial Statements and Supplementary Data.

NORTH EUROPEAN OIL ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

Board of Trustees and the Unit Owners
North European Oil Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets, liabilities, and trust corpus of North European Oil Royalty Trust (the “Trust”) as of October 31, 2025 and 2024, the related statements of revenue collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for the years ended October 31, 2025 and 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of October 31, 2025 and 2024, and its revenues collected and expenses paid, undistributed earnings, and changes in cash and cash equivalents for the years then ended October 31, 2025 and 2024, in conformity with the modified cash basis of accounting described in Note 1.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Forvis Mazars, LLP

We have served as the Trust’s auditor since 2024.

Iselin, New Jersey
December 31, 2025

NORTH EUROPEAN OIL ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)

OCTOBER 31, 2025 AND 2024

ASSETS	2025	2024

Current assets - - Cash and cash equivalents	$4,785,156	$1,625,343

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$4,785,157	$1,625,344

LIABILITIES AND TRUST CORPUS	2025	2024

Current liabilities - - Distributions to be paid to unit owners	$2,849,083	$183,812

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	1,936,073	1,441,531

Total Liabilities and Trust Corpus	$4,785,157	$1,625,344

The accompanying notes are
an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2025 AND 2024

	2025	2024

Gas, sulfur, and oil royalties received	$8,650,094	$5,785,303

Interest income	84,474	70,382

Trust Income	$8,734,568	$5,855,685

Operating Expenses	$(784,632)	$(790,289)

Related party expenses (Note 3)	(11,016)	(7,583)

Trust Expenses	$(795,648)	$(797,872)

Net Income	$7,938,920	$5,057,813

Net income per unit	$0.86	$0.55

Distributions per unit paid or to be paid to unit owners	$0.81	$0.48

Units outstanding at end of period	9,190,590	9,190,590

The accompanying notes are
an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2025 AND 2024

	2025	2024

Balance, beginning of year	$1,441,531	$795,201

Net income	7,938,920	5,057,813

	9,380,451	5,853,014

Less:

Current year distributions paid or to be paid to unit owners	7,444,378	4,411,483

Balance, end of year	$1,936,073	$1,441,531

The accompanying notes are
an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)

FOR THE FISCAL YEARS ENDED OCTOBER 31, 2025 AND 2024

	2025	2024

Sources of Cash and Cash Equivalents:

Gas, sulfur, and oil royalties received	$8,650,094	$5,785,303

Interest income	84,474	70,382

	$8,734,568	$5,855,685

Uses of Cash and Cash Equivalents:

Payment of Trust expenses	$795,648	$797,872

Distributions paid	4,779,107	4,227,671

	$5,574,755	$5,025,543

Net increase (decrease) in cash and cash equivalents during the year	3,159,813	830,142

Cash and cash equivalents, beginning of year	1,625,343	795,201

Cash and cash equivalents, end of year	$4,785,156	$1,625,343

The accompanying notes are
an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2025 AND 2024

(1) Summary of significant accounting policies:

Basis of accounting -

The accompanying financial statements of North European Oil Royalty Trust (the “Trust”) are prepared in accordance with the rules and regulations of the SEC. Financial statement balances and financial results are presented on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States (“GAAP basis”). In the opinion of management, all adjustments that are considered necessary for a fair presentation of these financial statements, including adjustments of a normal, recurring nature, have been included.

On a modified cash basis, revenue is earned when cash is received and expenses are incurred when cash is paid. GAAP basis financial statements disclose revenue as earned and expenses as incurred, without regard to receipts or payments. The modified cash basis of accounting is utilized to permit the accrual for distributions to be paid to unit owners (those distributions approved by the Trustees for the Trust). The Trust’s distributable income represents royalty income received by the Trust during the period plus interest income less any expenses incurred by the Trust, all on a cash basis. In the opinion of the Trustees, the use of the modified cash basis of accounting provides a more meaningful presentation to unit owners of the results of operations of the Trust.

The Trust receives adjustments from the operating companies based on their final calculations of royalties payable during the prior periods, including the immediately preceding calendar quarter. Negative adjustments are carried over to the succeeding quarter.

Producing gas and oil royalty rights -

The rights to certain gas and oil royalties in Germany were transferred to the Trust at their net book value by North European Oil Company (the “Company”) (see Note 2). The net book value of the royalty rights has been reduced to one dollar ($1) since the remaining net book value of royalty rights is de minimis relative to annual royalties received and distributed by the Trust and does not bear any meaningful relationship to the fair value of such rights or the actual amount of proved producing reserves.

Federal and state income taxes -

The Trust, as a grantor trust and additionally under a private letter ruling issued by the Internal Revenue Service, is exempt from federal income taxes. The Trust has no state income tax obligations.

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U. S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. The Trust held €15,000, the equivalent of $17,358, in its German bank account at October 31, 2025.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of October 31, 2025 and 2024, there were 9,190,590 units of beneficial interest outstanding.

New accounting pronouncements –

The Trust is not aware of any recently issued, but not yet effective, accounting standards that would be expected to have a significant impact on the Trust’s financial position or results of operations.

(2) Formation of the Trust:

The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust, on behalf of the owners of beneficial interest in the Trust, holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corp. and the Royal Dutch/Shell Group of Companies. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, condensate, and sulfur.

(3) Related party transactions:

John R. Van Kirk, the Managing Director of the Trust, provides office services to the Trust at cost. For such office services, the Trust reimbursed the Managing Director $11,016 and $7,583 in fiscal 2025 and 2024, respectively.

(4) Employee benefit plan:

The Trust has established a savings incentive match plan for employees (SIMPLE IRA) that is available to both employees of the Trust, one of whom is the Managing Director. The Trustees authorized the making of contributions by the Trust to the accounts of employees, on a matching basis, of up to 3% of cash compensation paid to each such employee for the 2025 and 2024 calendar years.

(5) Quarterly results (unaudited):

The tables below summarize the quarterly results and distributions of the Trust for the fiscal years ended October 31, 2025 and 2024:

Fiscal 2025 by Quarter and Year

	First	Second	Third	Fourth	Year

Royalties received	$505,697	$2,471,301	$2,617,231	$3,055,865	$8,650,094

Net income	$285,468	$2,261,006	$2,459,107	$2,933,339	$7,938,919

Net income per unit	$0.03	$0.25	$0.27	$0.32	$0.86

Distributions paid or to be paid	$367,624	$1,838,118	$2,389,553	$2,849,083	$7,444,378

Distributions per unit paid or to be paid to unit owners	$0.04	$0.20	$0.26	$0.31	$0.81

Fiscal 2024 by Quarter and Year

	First	Second	Third	Fourth	Year

Royalties received	$424,910	$2,232,767	$2,457,422	$670,204	$5,785,303

Net income	$179,085	$2,033,899	$2,318,094	$526,734	$5,057,813

Net income per unit	$0.02	$0.22	$0.25	$0.06	$0.55

Distributions paid or to be paid	$459,529	$1,838,118	$1,930,024	$183,812	$4,411,483

Distributions per unit paid or to be paid to unit owners	$0.05	$0.20	$0.21	$0.02	$0.48

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated, and communicated to its management, which consists of the Managing Director, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Managing Director has performed an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of October 31, 2025. Based on that evaluation, the Managing Director concluded that the Trust’s disclosure controls and procedures were effective as of October 31, 2025.

Internal Control over Financial Reporting

Part A. Management’s Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the Trust. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Management has evaluated the Trust’s internal control over financial reporting as of October 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust’s internal control over financial reporting was effective as of October 31, 2025.

Part B. Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Part C. Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information.

During the quarter ended October 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Except as set forth below, the information required by this item will be contained in the Trust’s definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2026, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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

Code of Ethics

The Trustees adopted a Code of Conduct and Business Ethics (the “Code”) beginning in 2004 for the Trust’s Trustees and employees, including the Managing Director. The Managing Director serves the roles of chief executive officer and chief financial and accounting officer. A copy of the Code is available without charge on request by writing to the Managing Director at the office of the Trust. The Code is also available on the Trust’s website, www.neort.com.

All Trustees and employees of the Trust are required to read and sign a copy of the Code annually. No waivers or exceptions to the Code have been granted since the adoption of the Code. Any amendments or waivers to the Code, to the extent required, will be disclosed in a Form 8-K filing of the Trust after such amendment or waiver.

Item 11.	Executive Compensation.

The information required by this item will be contained in the Trust’s definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2026, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Trust’s definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2026, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Trust’s definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2026, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be contained in the Trust’s definitive Proxy Statement for its Annual Meeting of Unit Owners to be held on February 17, 2026, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following is a list of the documents filed as part of this Report:

1.	Financial Statements

Index to Financial Statements for the Fiscal Years Ended October 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of October 31, 2025 and 2024

Statements of Revenue Collected and Expenses Paid for the Fiscal Years Ended October 31, 2025 and 2024

Statements of Undistributed Earnings for the Fiscal Years Ended October 31, 2025 and 2024

Statements of Changes in Cash and Cash Equivalents for the Fiscal Years Ended October 31, 2025 and 2024

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

NORTH EUROPEAN OIL ROYALTY TRUST

Dated: December 31, 2025	/s/	John R. Van Kirk
John R. Van Kirk, Managing Director,
Chief Executive Officer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 31, 2025	/s/	Nancy J. Floyd Prue
Nancy J. Floyd Prue, Managing Trustee

Dated: December 31, 2025	/s/	Andrew S. Borodach
Andrew S. Borodach, Trustee

Dated: December 31, 2025	/s/	Ahron H. Haspel
Ahron H. Haspel, Trustee

Dated: December 31, 2025	/s/	Richard P. Howard
Richard P. Howard, Trustee

Dated: December 31, 2025	/s/	Lawrence A. Kobrin
Lawrence A. Kobrin, Trustee

Dated: December 31, 2025	/s/	John R. Van Kirk
John R. Van Kirk, Managing Director,
Chief Executive Officer, and
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page

(3.1)
North European Oil Royalty Trust Agreement, dated September 10, 1975, as amended through February 13, 2008 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed February 15, 2008 (File No. 0-8378)).

(3.2)
Amended and Restated Trustees’ Regulations, amended and restated as of October 31, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed November 2, 2007 (File No. 0-8378)).

(4.1)	Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended October 31, 2024 (File No. 1-8245)).

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

(19.1)	Insider Trading Policies and Procedures	32

(21)	There are no subsidiaries of the Trust.

(31)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	39

(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	41

(97)	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K for the year ended October 31, 2024 (File No. 1-8245))

(99.1)	Calculation of Cost Depletion Percentage for the 2025 Calendar Year Based on the Estimate of Remaining Proved Producing Reserves in the Northwest Basin of the Federal Republic of Germany as of October 1, 2025 prepared by Graves & Co. Consulting, LLC	42

(99.2)	Order Approving Settlement signed by Vice Chancellor Jack Jacobs of the Delaware Court of Chancery (incorporated by reference as Exhibit 99.2 to Current Report on Form 8-K, filed February 26, 1996).