Form 10-Q
period 2026-01-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2026-03-02
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026  or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to              .

Commission File Number               1-8245

NORTH EUROPEAN OIL ROYALTY TRUST
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2084119
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

PO Box 107 East Schodack, NY	12063
Address of Principal Executive Offices	Zip Code

(732) 741-4008
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	NRT	New York Stock Exchange

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

9,190,590 Units of Beneficial Interest Outstanding as of January 31, 2026

PART I -- FINANCIAL INFORMATION

Item 1.
Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)

JANUARY 31, 2026 AND OCTOBER 31, 2025

(Unaudited)

	2026	2025

ASSETS

Current assets -- Cash and cash equivalents	$3,881,094	$4,785,156

Producing gas and oil royalty rights,net of amortization (Notes 1 and 2)	1	1

Total Assets	$3,881,095	$4,785,157

LIABILITIES AND TRUST CORPUS

Current liabilities - - Distributions to be paid to unit owners	$2,021,930	$2,849,083

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	1,859,164	1,936,073

Total Liabilities and Trust Corpus	$3,881,095	$4,785,157

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)

FOR THE THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	2026	2025

Gas, sulfur, and oil royalties received	$2,212,286	$505,697

Interest income	18,672	13,736

Trust Income	2,230,958	519,433

Operating Expenses	(282,442)	(232,012)

Related party expenses (Note 3)	(3,495)	(1,953)

Trust Expenses	(285,937)	(233,965)

Net Income	$1,945,021	$285,468

Net income per unit	$0.21	$0.03

Distributions per unit paid or to be paid to unit owners	$0.22	$0.04

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)

FOR THE THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	2026	2025

Balance, beginning of period	$1,936,073	$1,441,531

Net income	1,945,021	285,468

	3,881,094	1,726,999
Less:

Current year distributions paid or to be paid to unit owners	2,021,930	367,624

Balance, end of period	$1,859,164	$1,359,375

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)

FOR THE THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	2026	2025

Sources of Cash and Cash Equivalents:

Gas, sulfur, and oil royalties received	$2,212,286	$505,697

Interest income	18,672	13,736

	2,230,958	519,433

Uses of Cash and Cash Equivalents:

Payment of Trust expenses	285,937	233,965

Distributions paid	2,849,083	183,812

	3,135,020	417,777

Net (decrease) increase in cash and cash equivalents during the period	(904,062)	101,656

Cash and cash equivalents, beginning of period	4,785,156	1,625,343

Cash and cash equivalents, end of period	$3,881,094	$1,726,999

The accompanying notes are an integral part of these financial statements.

NORTH EUROPEAN OIL ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Summary of significant accounting policies:

Basis of accounting -

The accompanying financial statements of North European Oil Royalty Trust (the “Trust”) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Financial statement balances and financial results are presented on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States (“GAAP basis”). In the opinion of management, all adjustments that are considered necessary for a fair presentation of these financial statements, including adjustments of a normal, recurring nature, have been included.

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

The results of any interim period are not necessarily indicative of the results to be expected for the fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Trust’s Annual Report on Form 10-K for the year ended October 31, 2025 (the “2025 Form 10-K”). The Statements of Assets, Liabilities and Trust Corpus included herein contain information from the Trust’s 2025 Form 10-K.

Producing gas and oil royalty rights -

The rights to certain gas and oil royalties in Germany were transferred to the Trust at their net book value by North European Oil Company (the “Company”) (see Note 2).The net book value of the royalty rights has been reduced to one dollar ($1) in view of the fact that the remaining net book value of royalty rights is de minimis relative to annual royalties received and distributed by the Trust and does not bear any meaningful relationship to the fair value of such rights or the actual amount of proved producing reserves.

Federal and state income taxes -

The Trust, as a grantor trust, is exempt from federal income taxes under a private letter ruling issued by the Internal Revenue Service. The Trust has no state income tax obligations.

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U.S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. In addition, the Trust held Euros 15,000, the equivalent of $17,785, in its German bank account at January 31, 2026.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both January 31, 2026 and 2025, there were 9,190,590 units of beneficial interest outstanding.

New accounting pronouncements -

The Trust is not aware of any recently issued, but not yet effective, accounting standards that would be expected to have a significant impact on the Trust’s financial position or results of operations.

(2) Formation of the Trust:

The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company,including its royalty rights, were transferred to the Trust. The Trust, on behalf of the owners of beneficial interest in the Trust, holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany.These rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corporation and the Royal Dutch/Shell Group of Companies. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, condensate, and sulfur.

(3) Related party transactions:

John R. Van Kirk, the former Managing Director of the Trust was reimbursed by the Trust for office expenses at cost.  For such office expenses, the Trust reimbursed the Managing Director $3,495 and $1,953 in the first quarter of fiscal 2026 and 2025, respectively. Mr. Van Kirk retired from his position of Managing Director of the Trust as of January 30, 2026.

(4) Employee benefit plan:

The Trust established a savings incentive match plan for employees (SIMPLE IRA) that was available to employees of the Trust, one of whom was the Managing Director until his retirement as of January 30, 2026. The Trustees have authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee for the First Quarter of 2026 and the 2025 calendar year. As of February 28, 2026, the Trust no longer has employees eligible for the SIMPLE IRA.

Item 2.
Trustees’ Discussion and Analysis of Financial
Condition and Results of Operations.

Trustees’ Summary

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

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession and leases in the Federal Republic of Germany. The actual concession (the “Oldenburg concession”) and leases are held either by Mobil Erdgas-Erdol GmbH (“Mobil Erdgas”), a German operating subsidiary of the ExxonMobil Corporation (“ExxonMobil”), or by Oldenburgische Erdolgesellschaft (“OEG”). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group of Companies owns one-third of OEG. BEB Erdgas und Erdol GmbH (“BEB”), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. The Oldenburg concession is the primary area from which the natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. The Oldenburg concession, at approximately 1,386,000 acres, is in the German federal state of Lower Saxony. None of the leases are active or productive.

In 2002, Mobil Erdgas and BEB formed a company, ExxonMobil Production Deutschland GmbH (“EMPG”), to carry out all exploration, drilling, and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur, and oil. Of these three products, natural gas provided approximately 88% of the cumulative royalty income received in the first fiscal quarter of 2026. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold and the exchange rate.

On or about the 20th of the months of January, April, July, and October of each year, the operating companies determine the amount of royalties that were payable to the Trust based on applicable sales during the relevant period. This amount is paid to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its upcoming fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for that period and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable (“Positive Adjustment”) by the operating companies would be paid immediately, and any overpayment (“Negative Adjustment”) would be deducted from the scheduled monthly royalty payments for the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust’s independent accountants based in Germany review the royalty calculations on a biennial basis.

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs very minor treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant, raw gas input capacity stands at approximately 200 million cubic feet utilizing the single remaining processing unit. It is expected that the single unit will be sufficient to handle sour gas production through-put from the concession. It is also expected that operating expenses in the future will be somewhat reduced by using a single processing unit. Based on our most recent reserves summary, sour gas accounts for 71% of overall gas sales and 97% of western gas sales. Any future shutdown could significantly impact royalty income. The Trust has insufficient data to predict whether, when and to what extent any future shutdown may occur.

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

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first fiscal quarter of 2026, the Trust received $252,431 in sulfur royalties as compared to $70,202 in the same period from the prior year.

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

In 2016, the Mobil and OEG Agreements were amended, establishing a new base for the determination of gas prices upon which the Trust’s royalties are calculated. This change reflects a shift to the prices calculated for the German Border Import gas Price (“GBIP”). The average GBIP used under the Mobil and OEG Royalty Agreements has been and will continue to be increased by 1% and 3%, respectively, for the royalty calculations. This change was intended to reduce the scope and cost of the accounting examination, eliminate ongoing disputes with OEG and Mobil regarding sales to related parties, and reduce prior year adjustments to the normally scheduled year-end reconciliation. The pricing basis has eliminated certain costs (transportation and plant gas storage) that were previously deductible prior to the royalty calculation under the OEG Agreement.

For unit owners, changes in the currency exchange rate between the U.S. Dollar and the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. Dollars at the applicable exchange rate and promptly transferred from Germany to the Trust’s bank account in the United States. In relation to the U.S. Dollar, a stronger Euro would yield more U.S. Dollars and a weaker Euro would yield less U.S. Dollars.

The Trust’s consultant in Germany provides general information to the Trust on the German and European economies and energy markets as well as monitoring the continuing impact of the war in Ukraine and ongoing efforts by the European governments to respond to the economic impacts of the war. This information provides a context in which to evaluate the actions of the operating companies. The Trust’s consultant receives reports from EMPG with respect to current and planned drilling and exploration efforts. EMPG has not drilled any new wells since 2014 and has not scheduled any new gas well drilling. EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust is not able to confirm the accuracy of any of the information supplied by EMPG or the operating companies.

Results: First Quarter of Fiscal 2026 versus First Quarter of Fiscal 2025

Total royalty income received during the first quarter of fiscal 2026 was derived from sales of gas, sulfur, and oil from the Trust’s overriding royalty areas in Germany during the fourth calendar quarter of 2025. The distribution of $0.22 per unit was paid on February 25, 2026 to owners of record as of February 13, 2026. Comparisons of total royalty income and net income for the first quarter of fiscal 2026 and 2025 are shown below.

	1st Fiscal Quarter Ended 1/31/2026	1st Fiscal Quarter Ended 1/31/2025	Percentage Change
Total Royalty Income	$2,212,286	$505,697	337.5%
Net Income	$1,945,021	$285,468	581.3%
Distributions per Unit	$0.22	$0.04	450.0%

The higher royalty income reported in the fiscal quarter ending January 31, 2026, compared to the same period in 2025 is attributable in part to a small Positive Adjustment this year and a $2,485,712 Negative Adjustment in the first quarter of 2025. Another contributing factor was an increase in Mobil’s gas sales due to successful well maintenance and full utilization of processing facilities. Additionally, rising sulfur prices resulting from geopolitical disruptions, tightening supply, and increased demand contributed to first quarter of 2026 sulfur royalties of $252,431 compared to $70,202 in the first quarter of 2025.

The table below is intended to illustrate trends based on actual gas sales in each quarter. Gas royalties shown in the table below are determined based on the actual physical gas sales that occurred during the fourth calendar quarters of 2025 and 2024 and the average German Border Import gas Price for the periods of August through October 2025 and 2024. No adjustments for prior periods are reflected in the gas royalties.

Quarterly Gas Data Providing Basis for Fiscal Quarter Royalties
Mobil Agreement	4th Calendar Quarter Ended 12/31/2025	4th Calendar Quarter Ended 12/31/2024	Percentage Change
Gas Sales (Bcf 1)	3.351	3.199	4.8%
Average Exchange Rates[2]	1.16	1.034	12.6%
Gas Royalties Payable Euros	1,349,925	1,421,601	-5.0%
Gas Prices ($/Mcf 3)	$11.73	$11.49	2.1%

OEG Agreement
Gas Sales (Bcf 1)	10.579	10.549	0.3%
Average Exchange Rates[2]	1.16	1.035	12.1%
Gas Royalties Payable Euros	595,129	621,016	-4.2%
Gas Prices ($/Mcf 3)	$11.62	$11.63	0.0%

1Billion cubic feet
2Based on average Euro/dollar exchange rates of cumulative royalty transfers
3Dollars per thousand cubic feet. Gas prices derived from August-October period

Trust expenses for the first quarter of fiscal 2026 increased by 22.2%, or $51,972 to $285,937 from $233,965 for the first quarter of fiscal 2025. Factors contributing to the increase include higher Trustee fees based on higher royalties, the biennial royalty examination by the Trust’s German accounting counselors, and fees related to a change of Transfer Agent.

The current Statements of Assets, Liabilities and Trust Corpus of the Trust at January 31, 2026, compared to that at fiscal year-end (October 31, 2025), shows an increase in assets due to higher royalty receipts during the first quarter of fiscal 2026.

This report on Form 10‑Q may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking. Such statements address future expectations and events or conditions concerning the Trust. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aim,” “anticipates,” “believes,” “estimates,” “intends,” “plan,” “predict,” “project,” “seek,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

•
assets of the Trust are depleting assets and, if the operators developing the concession do not perform additional development projects, the assets may deplete faster than expected,
•
risks and uncertainties concerning levels of gas production and gas sale prices, and currency exchange rates,
•
the ability or willingness of the operating companies to perform under their contractual obligations with the Trust,
•
potential disputes with the operating companies and the resolution thereof,
•
worldwide economic and geopolitical conditions,
•
weather conditions,
•
trade barriers and tariffs,
•
the level of consumer demand,
•
the effect of worldwide energy conservation measures and governmental policies and regulatory incentives for investment in non-fossil fuel energy sources, and
•
the nature and extent of governmental regulation and taxation.

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

Item 4.
Controls and Procedures.

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated, and communicated to its management, which consists of the Managing Director (and subsequent to January 30, 2026, the Managing Trustee), to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Managing Trustee has performed an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of January 31, 2026 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Trustee concluded that the Trust’s disclosure controls and procedures were effective as of January 31, 2026.

There have been no changes in the Trust’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the first quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.

Item 1.
Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.
Defaults Upon Senior Securities.

Not applicable.

Item 4.
Mine Safety Disclosure.

Not applicable.

Item 5.
Other Information.

(c) Insider Trading Arrangements

During the quarter ended January 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a“non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and(c), respectively, of Regulation S-K).

Item 6.
Exhibits. PART II -- OTHER INFORMATION

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

/s/ Nancy J. Floyd Prue
Nancy J. Floyd Prue
Managing Trustee

March 2, 2026