Form 10-Q
period 2026-04-30
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2026-06-05
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026 or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to        .

Commission File Number           1-8245

NORTH EUROPEAN OIL ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Delaware	22-2084119
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

PO Box 107. East Schodack, NY	12063
Address of principal executive offices	Zip Code

(732) 741-4008
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	NRT	New York Stock Exchange

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

9,190,590 Units of Beneficial Interest Outstanding as of April 30, 2026

PART I -- FINANCIAL INFORMATION

Item 1.
Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)

APRIL 30, 2026 AND OCTOBER 31, 2025

(Unaudited)

	2026	2025

ASSETS

Current assets - - Cash and cash equivalents	$3,910,974	$4,785,156

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$3,910,975	$4,785,157

LIABILITIES AND TRUST CORPUS

Current liabilities - - Distributions to be paid to unit owners	$2,021,930	$2,849,083

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	1,889,044	1,936,073

Total Liabilities and Trust Corpus	$3,910,975	$4,785,157

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)

FOR THE THREE MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

	2026	2025

Gas, sulfur, and oil royalties received	$2,383,374	$2,471,301

Interest income	15,118	19,224

Trust Income	2,398,492	2,490,525

Operating expenses	(346,682)	(227,821)

Related party expenses (Note 3)	-	(1,698)

Trust Expenses	(346,682)	(229,519)

Net Income	$2,051,810	$2,261,006

Net income per unit	$0.22	$0.25

Distributions per unit paid or to be paid to unit owners	$0.22	$0.20

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)

FOR THE SIX MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

	2026	2025

Gas, sulfur, and oil royalties received	$4,595,660	$2,976,998

Interest income	33,790	32,960

Trust Income	4,629,450	3,009,958

Operating expenses	(629,124)	(459,833)

Related party expenses (Note 3)	(3,495)	(3,651)

Trust Expenses	(632,619)	(463,484)

Net Income	$3,996,831	$2,546,474

Net income per unit	$0.43	$0.28

Distributions per unit paid or to be paid to unit owners	$0.44	$0.24

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)

FOR THE SIX MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

	2026	2025

Balance, beginning of period	$1,936,073	$1,441,531

Net income	3,996,831	2,546,474

	5,932,904	3,988,005
Less:

Current year distributions paid or to be paid to unit owners	4,043,860	2,205,742

Balance, end of period	$1,889,044	$1,782,263

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)

FOR THE SIX MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

	2026	2025

Sources of Cash and Cash Equivalents:

Gas, sulfur, and oil royalties received	$4,595,660	$2,976,998

Interest income	33,790	32,960

	4,629,450	3,009,958

Uses of Cash and Cash Equivalents:

Payment of Trust expenses	632,619	463,484

Distributions paid	4,871,013	551,436

	5,503,632	1,014,920

Net (decrease) increase in cash and cash equivalents during the period	(874,182)	1,995,038

Cash and cash equivalents, beginning of period	4,785,156	1,625,343

Cash and cash equivalents, end of period	$3,910,974	$3,620,381

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U.S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement. In addition, the Trust held Euros 34,735, the equivalent of $40,425, in its German bank account as of April 30, 2026.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of the period. As of both April 30, 2026 and 2025, there were 9,190,590 units of beneficial interest outstanding.

New accounting pronouncements -

 Recent accounting pronouncements pending adoption are either not applicable or are not expected to have a material impact on the Trust’s financial condition or results of operation.

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

(3) Related party transactions:

John R. Van Kirk, the former Managing Director of the Trust, was reimbursed by the Trust for office expenses at cost. Mr. Van Kirk retired from his position of Managing Director of the Trust as of January 30, 2026. For such office expenses, the Trust reimbursed the former Managing Director $0 and $1,698 in the second quarter of fiscal 2026 and 2025, respectively. For such office expenses, the Trust reimbursed the Managing Director $3,495 and $3,651 in the first six months of fiscal 2026 and 2025, respectively.

(4) Employee benefit plan:

The Trust established a savings incentive match plan for employees (SIMPLE IRA) that was available to employees of the Trust. As of February 28, 2026, the Trust no longer has employees eligible for the SIMPLE IRA. The Trustees had authorized the Trust to make contributions to the accounts of the employees, on a matching basis, of up to 3% of cash compensation paid to each employee for the First Quarter of 2026 and the 2025 calendar year.

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

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession and leases in the Federal Republic of Germany. The actual concession (the “Oldenburg concession”) and leases are held either by Mobil Erdgas-Erdol GmbH (“Mobil Erdgas”), a German operating subsidiary of the ExxonMobil Corporation (“ExxonMobil”), or by Oldenburgische Erdolgesellschaft (“OEG”). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group of Companies owns one-third of OEG. BEB Erdgas und Erdol GmbH (“BEB”), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. The Oldenburg concession is the primary area from which natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. The Oldenburg concession, at approximately 1,386,000 acres, is in the German federal state of Lower Saxony. None of the leases are active or productive.

In 2002, Mobil Erdgas and BEB formed a company, ExxonMobil Production Deutschland GmbH (“EMPG”), to carry out all exploration, drilling, and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur, and oil. Of these three products, natural gas provided approximately 89% of the cumulative royalty income received in the second fiscal quarter of 2026. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

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

There are two types of natural gas found within the Oldenburg concession, sweet gas and sour gas. Sweet gas has little or no contaminants and needs very minor treatment before it can be sold. Sour gas, in comparison, must be processed at the Grossenkneten desulfurization plant before it can be sold. The desulfurization process removes hydrogen sulfide and other contaminants. The hydrogen sulfide in gaseous form is converted to sulfur in a solid form and sold separately. With full operation of the plant, raw gas input capacity stands at approximately 200 million cubic feet utilizing the single remaining processing unit. It is expected that the single unit will be sufficient to handle sour gas production through-put from the concession. Based on the most recent reserves summary, sour gas accounts for 75% of overall gas production.

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

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first six months of 2026, the Trust received $458,446 in sulfur royalties compared to $127,442 in the same period from the prior year.

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

The Mobil and OEG Agreements as amended, established the use of the German Border Import Gas Price ("GBIP") for the calculation of royalties. The GBIP is a weighted average of all natural gas entering the country. It factors in contractual prices from pipeline suppliers and spot-market gas. The GBIP price reflects all physical gas entering the German market, regardless of whether it arrives via cross-border pipeline or regasified liquified natural gas (LNG) from domestic terminals. The average GBIP used under the Mobil and OEG Royalty Agreements has been and will continue to be increased by 1% and 3%, respectively, for the royalty calculations.

For unit owners, changes in the currency exchange rate between the U.S. Dollar and the Euro have an immediate impact. This impact occurs at the time the royalties, which are paid to the Trust in Euros, are converted into U.S. Dollars at the applicable exchange rate and promptly transferred from Germany to the Trust’s bank account in the United States. In relation to the U.S. Dollar, a stronger Euro would yield more U.S. Dollars, and a weaker Euro would yield fewer U.S. Dollars.

The Trust engages a consultant in Germany to provide general information on the German and European economies and energy markets as well as the impact of relevant geopolitical events. This information provides context in which to evaluate the actions of the operating companies. Additionally, the Trust's consultant regularly reviews EMPG’s exploration and drilling reports. In March 2026, EMPG confirmed they do not plan to drill any new wells this year. Instead, they are prioritizing facility maintenance, well workovers, and small-scale stimulation to minimize production decline and maximize performance. A temporary shutdown of the processing plant for maintenance is scheduled to begin August 1, 2026, and continue for approximately 50 days. Gas production is expected to be impacted during the shutdown.

EMPG and the operating companies continue to limit the information flow to that which is required by German law, and the Trust cannot confirm the accuracy of any of the information supplied by EMPG or the operating companies. In addition, the operating companies are not obligated to take any of the actions outlined above and, if they change their plans with respect to any such actions, they are not obligated to inform the Trust.

Results: Second Quarter of Fiscal 2026 versus Second Quarter of Fiscal 2025

Total royalty income received during the second quarter of fiscal 2026 was based upon actual royalties received by the Trust during the first calendar quarter of 2026. A distribution of $0.22 per unit was paid on May 28, 2026, to owners of record as of May 13, 2026. Comparisons of total royalty income received and net income for the second quarter of fiscal 2026 and 2025 are shown below.

	2nd Fiscal Quarter Ended 4/30/2026	2nd Fiscal Quarter Ended 4/30/2025	Percentage Change
Total Royalty Income	$2,383,374	$2,471,301	-3.6%
Net Income	$2,051,810	$2,261,006	-9.3%
Distribution per Unit	$0.22	$0.20	10.0%

The GBIP for natural gas fell during the period reflected in the second fiscal quarter. Ramped-up exports of liquified natural gas (LNG) that swamped the markets, coupled with weakened Asian demand resulted in lower prices. Additionally. unseasonable mild temperatures in the early stages of this quarter contrasted with cold weather in the same period the previous year. Adjustments to royalty income also influenced income. In the second quarter of fiscal 2026, total royalty income was reduced by a Negative Adjustment under the OEG royalty agreement of $75,298 and was increased by Mobil sulfur royalties of $93,368. In the second quarter of fiscal 2025, total royalty income was reduced by a Negative Adjustment under the OEG royalty agreement of $45,000 and was increased by Mobil sulfur royalties of $57,240.

Geopolitical shocks and structural damage to the world gas markets caused the GBIP to spike by early March 2026. Under the Trust Agreement, the royalties received by the Trust lag the current market price for German gas. The impact of any price increases in the German Border Price is expected to be reflected in future quarters.

The following table provides the quarterly gas data informing the basis for the quarterly royalties received for the second quarter of fiscal 2026. Gas royalties are determined based on the actual physical gas sales that occurred during the first calendar quarter of 2026 and the average GBIP for the period of November 2025 through January 2026.

Mobil Agreement	1st Calendar Quarter Ended 3/31/2026	1st Calendar Quarter Ended 3/31/2025	Percentage Change
Gas Sales (Bcf) [1]	3.118	2.863	8.9%
Average Exchange Rates [2]	1.17	1.09	7.3%
Gas Prices ($/Mcf) [3]	$11.88	$14.11	-15.8%
OEG Agreement
Gas Sales (Bcf)	9.706	9.858	-1.5%
Average Exchange Rates [2]	1.17	1.09	7.3%
Gas Prices ($/Mcf) [3]	11.75	$14.08	-16.6%
1Billion cubic feet
2Based on average Euro/dollar exchange rates of cumulative royalty transfers
3Dollars per thousand cubic feet. Gas prices derived from November-January period

Trust expenses for the second quarter of fiscal 2026 increased 51.1%, or $117,163, to $346,682 from $229,519 in the second quarter of fiscal 2025. The increase in expenses reflects increased legal and regulatory fees. Trust interest income received in the second quarter of fiscal 2026 decreased to $15,118 in comparison to $19,244 received in the second quarter of fiscal 2025.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at April 30, 2026, compared to that at fiscal year-end (October 31, 2025), shows a decrease in assets.

Results: First Six Months of Fiscal 2026 versus First Six Months of Fiscal 2025

Total royalty income received during the first six months of fiscal 2026 was based upon actual royalties received by the Trust during the fourth calendar quarter of 2025 and first calendar quarter of 2026. Total distributions for the quarter totaled $0.44 per unit. Comparisons of total royalty income received and net income for the second quarter of fiscal 2026 and 2025 are shown below.

	Six Months Ended 4/30/2026	Six Months Ended 4/30/2025	Percentage Change
Total Royalty Income	$4,595,660	$2,976,298	54.4%
Net Income	$3,996,831	$2,546,474	57.0%
Distribution per Unit	$0.44	$0.24	83.3%

The higher royalty income reported in the first six months of 2026, compared to the same period in 2025 is attributable in part to a small Positive Adjustment this year and a $2,567,090 Negative Adjustment in the first quarter of 2025. Another contributing factor was an increase in Mobil’s gas sales due to successful well maintenance and full utilization of processing facilities. Additionally, rising sulfur prices resulting from geopolitical disruptions, tightening supply, and increased demand contributed to sulfur royalties of $472,052 in the first six months of 2026 compared to $70,202 in the first six months of 2025.

The following table provides the gas data informing the basis for the royalties received for the first six months of fiscal 2026 and fiscal 2025. Gas royalties are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2025 and the first calendar quarter of 2026 and the average GBIP for the period of August 2025 through January 2026.

Mobil Agreement	Six Months Ended 3/31/2026	Six Months Ended 3/31/2025	Percentage Change
Gas Sales (Bcf) [1]	6.469	6.062	6.7%
Average Exchange Rates [2]	1.17	1.06	10.0%
Gas Prices ($/Mcf) [3]	$11.8	$12.73	-7.3%
OEG Agreement
Gas Sales (Bcf)	20.285	20.407	-0.6%
Average Exchange Rates [2]	1.17	1.09	6.7%
Gas Prices ($/Mcf) [3]	$11.70	$14.08	-16.9%
1Billion cubic feet
2Based on average Euro/dollar exchange rates of cumulative royalty transfers
3Dollars per thousand cubic feet. Gas prices derived from November-January period

Trust expenses for the first six months of fiscal 2026 increased 36.5%, or $169,135, to $632,619 from $463,484 for the first six months of fiscal 2025. The increase in expenses reflects higher legal fees in the first six months of 2026. Trust interest income received during the first six months of fiscal 2026 increased to $33,790 in comparison to $32,960 received in the first six months of fiscal 2025 due to more funds on hand prior to distribution.

This report on Form 10‑Q may contain forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking. Such statements address future expectations and events or conditions concerning the Trust, including the anticipated shutdown of the processing plant and the potential impact on gas production. You can identify many forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expects,” “aim,” “anticipates,” “believes,” “estimates,” “intends,” “plan,” “predict,” “project,” “seek,” “potential,” “opportunities” and other similar expressions and the negatives of such expressions. However, not all forward-looking statements contain these words. Many of these statements are based on information provided to the Trust by the operating companies or by consultants using public information sources. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. These include:

●
assets of the Trust are depleting assets and, if the operators developing the concession do not perform additional development projects, the assets may deplete faster than expected,
●
risks and uncertainties concerning levels of gas production and gas sale prices, and currency exchange rates,
●
the ability or willingness of the operating companies to perform under their contractual obligations with the Trust,
●
potential disputes with the operating companies and the resolution thereof,
●
worldwide economic and geopolitical conditions,
●
weather conditions,
●
trade barriers and tariffs,
●
the level of consumer demand,
●
the effect of worldwide energy conservation measures and governmental policies and regulatory incentives for investment in non-fossil fuel energy sources, and
●
the nature and extent of governmental regulation and taxation.

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

Item 4.
Controls and Procedures.

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, accumulated, and communicated to its management, which consists of the Managing Trustee, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Managing Trustee has performed an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of April 30, 2026 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Trustee concluded that the Trust’s disclosure controls and procedures were effective as of April 30, 2026.

There have been no changes in the Trust’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the second quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.
Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.
Defaults Upon Senior Securities.

Not applicable.

Item 4.
Mine Safety Disclosure.

Not applicable.

Item 5.
Other Information.

(c) Insider Trading Arrangements

During the quarter ended April 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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
Managing Trustee

June 5, 2026