Form 10-Q
period 2026-07-31
NORTH EUROPEAN OIL ROYALTY TRUST
filed 2026-09-08
CIK 72633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026 or

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

9,190,590 Units of Beneficial Interest Outstanding as of July 31, 2026

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements.

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (NOTE 1)
JULY 31, 2026 AND OCTOBER 31, 2025

(Unaudited)

	2026	2025

ASSETS

Current assets - - Cash and cash equivalents	$4,363,404	$4,785,156

Producing gas and oil royalty rights, net of amortization (Notes 1 and 2)	1	1

Total Assets	$4,363,405	$4,785,157

LIABILITIES AND TRUST CORPUS

Current liabilities - - Distributions to be paid to unit owners	$2,389,554	$2,849,083

Trust corpus (Notes 1 and 2)	1	1

Undistributed earnings	1,973,850	1,936,073

Total Liabilities and Trust Corpus	$4,363,405	$4,785,157

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

(Unaudited)

	2026	2025

Gas, sulfur, and oil royalties received	$2,641,909	$2,617,231
Interest income	15,164	25,220
Trust Income	2,657,073	2,642,451

Operating expenses	182,713	180,178
Related party expenses (Note 3)	-	3,166
Trust Expenses	182,713	183,344

Net Income	$2,474,360	$2,459,107

Net income per unit	$0.27	$0.27

Distributions per unit paid or to be paid to unit owners	$0.26	$0.26

Units Outstanding at the end of the period	9,190,590	9,190,590

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REVENUE COLLECTED AND EXPENSES PAID (NOTE 1)

FOR THE NINE MONTHS ENDED JULY 31, 2026 AND 2025

(Unaudited)

	2026	2025

Gas, sulfur, and oil royalties received	$7,237,569	$5,594,229
Interest income	48,954	58,180
Trust Income	7,286,523	5,652,409

Operating expenses	811,838	640,011
Related party expenses (Note 3)	3,495	6,817
Trust Expenses	815,333	646,828

Net Income	$6,471,190	$5,005,581

Net income per unit	$0.70	$0.54

Distributions per unit paid or to be paid to unit owners	$0.70	$0.50

Units Outstanding at the end of the period	9,190,590	9,190,590

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF UNDISTRIBUTED EARNINGS (NOTE 1)

FOR THE NINE MONTHS ENDED JULY 31, 2026 AND 2025
(Unaudited)
	2026	2025

Balance, beginning of period	$1,936,073	$1,441,351
Net income	6,471,190	5,005,581
	8,407,263	6,446,932

Less:
Current year distributions paid or to be paid to unit owners	6,433,413	4,595,295
Balance, end of period	$1,973,850	$1,851,637

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH AND CASH EQUIVALENTS (NOTE 1)

FOR THE NINE MONTHS ENDED JULY 31, 2026 AND 2025

(Unaudited)
	2026	2025

Sources of Cash and Cash Equivalents:
Gas, sulfur, and oil royalties received	$7,237,569	$5,594,229
Interest income	48,954	58,180
	7,286,523	5,652,409

Uses of Cash and Cash Equivalents:
Payment of Trust expenses	815,333	646,828
Distributions paid	6,892,943	2,389,554
	7,708,276	3,036,382

Net (decrease) increase in cash and cash equivalents during the period	(421,753)	2,616,027

Cash and cash equivalents, beginning of period	4,785,156	1,625,343
Cash and cash equivalents, end of period	$4,363,403	$4,241,370

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

Cash and cash equivalents -

Cash and cash equivalents are defined as amounts deposited in bank accounts and amounts invested in certificates of deposit and U.S. Treasury bills with original maturities generally of three months or less from the date of purchase. The investment options available to the Trust are limited in accordance with specific provisions of the Trust Agreement of the Trust, dated September 10, 1975, as amended from time to time (the “Trust Agreement”). In addition, the Trust held Euros 14,522, the equivalent of $16,734, in its German bank account as of July 31, 2026.

Net income per unit -

Net income per unit is based upon the number of units outstanding at the end of  the period. As of both July 31, 2026 and 2025, there were 9,190,590 units of beneficial interest outstanding.

New accounting pronouncements -

Recent accounting pronouncements pending adoption are either not applicable or are not expected to have a material impact on the Trust’s financial condition or results of operations.

(2) Formation of the Trust:

The Trust was formed on September 10, 1975. As of September 30, 1975, the Company was liquidated and the remaining assets and liabilities of the Company, including its royalty rights, were transferred to the Trust. The Trust, on behalf of the owners of beneficial interest in the Trust, holds overriding royalty rights covering gas and oil production in certain concessions or leases in the Federal Republic of Germany. These rights are held under contracts with local German exploration and development subsidiaries of ExxonMobil Corporation (“ExxonMobil”) and the Royal Dutch/ShellGroup of Companies. Under these contracts, the Trust receives various percentage royalties on the proceeds of the sales of certain products from the areas involved. At the present time, royalties are received for sales of gas well gas, oil well gas, crude oil, condensate, and sulfur.

(3) Related party transactions:

John R. Van Kirk, the former Managing Director of the Trust, was reimbursed by the Trust for office expenses at cost. Mr. Van Kirk retired from his position of Managing Director of the Trust as of January 30, 2026. For such office expenses, the Trust reimbursed the former Managing Director $0 and $3,166 in the third quarter of fiscal 2026 and 2025, respectively. For such office expenses, the Trust reimbursed the Managing Director $3,495 and $6,817 in the first nine months of fiscal 2026 and 2025, respectively.

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

The Trust does not engage in any business or extractive operations of any kind in the areas over which it holds royalty rights and is precluded from engaging in such activities by the Trust Agreement. There are no requirements, therefore, for capital resources with which to make capital expenditures or investments in order to continue the receipt of royalty revenues by the Trust

The properties of the Trust, which the Trust and Trustees hold pursuant to the Trust Agreement on behalf of the unit owners, are overriding royalty rights on sales of gas, sulfur and oil under a concession and leases in the Federal Republic of Germany. The actual concession (the “Oldenburg concession”) and leases are held either by Mobil Erdgas-Erdol GmbH (“Mobil Erdgas”), a German operating subsidiary of ExxonMobil, or by Oldenburgische Erdolgesellschaft (“OEG”). As a result of direct and indirect ownership, ExxonMobil owns two-thirds of OEG and the Royal Dutch/Shell Group of Companies owns one-third of OEG. BEB Erdgas und Erdol GmbH (“BEB”), a joint venture in which ExxonMobil and the Royal Dutch/Shell Group each own 50%, administers the concession held by OEG. The Oldenburg concession is the primary area from which natural gas, sulfur and oil are extracted and currently provides 100% of all the royalties received by the Trust. The Oldenburg concession, at approximately 1,386,000 acres, is in the German federal state of Lower Saxony where the Trust also holds an interest in leases that are currently inactive.

In 2002, Mobil Erdgas and BEB formed a company, ExxonMobil Production Deutschland GmbH (“EMPG”), to carry out all exploration, drilling, and production activities. All sales activities are still handled by the operating companies, either Mobil Erdgas or BEB.

The operating companies pay monthly royalties to the Trust based on their sales of natural gas, sulfur, and oil. Of these three products, natural gas provided approximately 89% of the cumulative royalty income received in the third fiscal quarter of 2026. The amount of royalties paid to the Trust is primarily based on four factors: the amount of gas sold, the price of that gas, the area from which the gas is sold, and the exchange rate.

On or about the 20th of the months of January, April, July, and October of each year, the operating companies determine the amount of royalties that were payable to the Trust based on applicable sales during prior periods. This amount is paid to the Trust in three monthly installments as royalty payments (payable on or about the 15th of each month) during its upcoming fiscal quarter. In addition, the operating companies review the actual amount of royalties that were paid to the Trust for that period and calculate the difference between the amounts paid and the amounts payable. Any additional amounts payable (“Positive Adjustment”) by the operating companies would be paid immediately, and any overpayment (“Negative Adjustment”) would be deducted from the scheduled monthly royalty payments for the following fiscal quarter. In September of each year, the operating companies make the final determination of any necessary underpayment or overpayment of royalties for the prior calendar year. The Trust’s independent accountants based in Germany review the royalty calculations on a biennial basis.

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

The Trust is also entitled under the Mobil Sulfur Agreement to receive a 2% royalty on gross receipts of sales of sulfur obtained as a by-product of sour gas produced from the western part of Oldenburg. The payment of the sulfur royalty is conditioned upon sales of sulfur by Mobil Erdgas at a selling price above an agreed upon base price. This base price is adjusted annually by an inflation index. In the first nine months of 2026, the Trust received $717,269 in sulfur royalties compared to $336,545 in the same period from the prior year.

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

The Mobil and OEG Agreements as amended, established the use of the German Border Import Gas Price (“GBIP”) for the calculation of royalties. The GBIP is a weighted average of all natural gas entering the country. It factors in contractual prices from pipeline suppliers and spot-market gas. The GBIP price reflects all physical gas entering the German market, regardless of whether it arrives via cross-border pipeline or regasified liquified natural gas (LNG) from domestic terminals. The average GBIP used under the Mobil and OEG Royalty Agreements has been and will continue to be increased by 1% and 3%, respectively, for the royalty calculations.

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

The Trust engages a consultant in Germany to provide general information on the German and European economies and energy markets as well on the impact of relevant geopolitical events. This information provides context in which to evaluate the actions of the operating companies. Additionally, the Trust's consultant regularly reviews EMPG’s exploration and drilling reports. In March 2026, EMPG confirmed they do not plan to drill any new wells this year. Instead, they are prioritizing facility maintenance, well workovers, and small-scale stimulation to minimize production decline and maximize performance. A temporary shutdown of the processing plant for maintenance is scheduled to begin August 1, 2026, and continue for approximately 50 days. Gas production is expected to be impacted during the shutdown.

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

Results: Third Quarter of Fiscal 2026 versus Third Quarter of Fiscal 2025

Total royalty income received during the third quarter of fiscal 2026 was based upon actual royalties received by the Trust during the third calendar quarter of 2026. A distribution of $0.26 per unit was paid on August 27, 2026, to owners of record as of August 13, 2026. Comparisons of total royalty income received and net income for the third quarter of fiscal 2026 and 2025 are shown below.

	3rd Fiscal Quarter Ended		Variance
	7/31/2026	7/31/2025	$	%
Total Royalty Income	$2,641,909	$2,617,231	$24,678	0.9%
Net Income	$2,474,360	$2,459,107	$15,253	0.6%
Distribution per Unit	$0.26	$0.27	$0.01	-3.7%

In the third quarter of fiscal 2026, total royalty income increased $24,678 or 0.9%. Under the Mobil agreement production increased 1.6% and gas prices declined 1.8%. Prices under the OEG agreement declined 1.8% and production declined 5.9%. Sulfur royalties during the quarter were $245,217 vs $141,182 in the 2025 third fiscal quarter.

In the third quarter of fiscal 2025, total royalty income was not affected by any prior period adjustments. An overpayment of Mobil royalties of $30,047 was offset against the Mobil sulfur royalty payment of $61,282, which yielded a royalty payment of $31,235.

Geopolitical shocks and structural damage to the world gas markets caused the GBIP to spike by early March 2026. Under the Trust Agreement, the royalties received by the Trust lag the current market price for German gas. The impact of any price increases in the GBIP is expected to be reflected in future quarters.

The following table provides the quarterly gas data informing the basis for the quarterly royalties received for the third quarter of fiscal 2026. Gas royalties are determined based on the actual physical gas sales that occurred during the period from October 1, 2025 through June 30, 2026 and the average GBIP for the period of February 2025 through April 2026.

	Three Months Ended		Percentage
	6/30/2026	6/30/2025	Change
Mobil Agreement
Gas Sales (Bcf) [1]	2.920	2.873	1.6%
Average Exchange Rate [2]	1.153	1.145	0.7%
Gas Prices ($/Mcf)[3]	$14.36	$14.63	-1.8%

OEG Agreement
Gas Sales (Bcf) [1]	9.277	9.858	-5.9%
Average Exchange Rate [2]	1.153	1.145	0.7%
Gas Prices ($/Mcf) [3]	$14.24	$14.50	-1.8%

1Billion cubic feet
2Based on average Euro/dollar exchange rates of cumulative royalty transfers
3Dollars per thousand cubic feet. Gas prices derived from February through April.

Trust expenses for the third quarter of fiscal 2026 decreased 0.3%, or $631, to $182,713 from $183,344 in the third quarter of fiscal 2025. Trust interest income received in the third quarter of fiscal 2026 decreased to $15,164 in comparison to $25,220 received in the third quarter of fiscal 2025.

The current Statement of Assets, Liabilities and Trust Corpus of the Trust at July 31, 2026, compared to that at fiscal year-end (October 31, 2025), shows a decrease in assets.

Results: First Nine Months of Fiscal 2026 versus First Nine Months of Fiscal 2025

Total royalty income received during the first nine months of fiscal 2026 was based upon actual royalties received by the Trust during the fourth calendar quarter of 2025 and first six months of 2026. Total distributions for the first nine months totaled $0.70 per unit. Comparisons of total royalty income received and net income for the first nine months of fiscal 2026 and 2025 are shown below.

	Nine Months Ended		Variance
	7/31/2026	7/31/2025	$	%
Total Royalty Income	$7,237,569	$5,594,229	$1,643,340	29.4%
Net Income	$6,471,190	$5,005,581	$1,465,609	29.3%
Distribution per Unit	$0.70	$0.50	$0.20	40.8%

The higher royalty income reported in the first nine months of 2026, compared to the same period in 2025 is attributable to the lack of a $2,567,090 Negative Adjustment in the first quarter of 2026. Additionally, rising sulfur prices resulting from geopolitical disruptions, tightening supply, and increased demand contributed to sulfur royalties of $717,269 in the first nine months of 2026 compared to $336,545 in the first nine months of 2025.

The following table provides the gas data informing the basis for the royalties received for the first nine months of fiscal 2026 and fiscal 2025. Gas royalties are determined based on the actual physical gas sales that occurred during the fourth calendar quarter of 2025 and the first six calendar months of 2026 and the average GBIP for the period of August 2025 through January 2026.

	Nine Months Ended		Percentage
	6/30/2026	6/30/2025	Change
Mobil Agreement
Gas Sales (Bcf) [1]	9.389	8.935	5.1%
Average Exchange Rate [2]	1.162	1.089	6.7%
Gas Prices ($/Mcf) [3]	$12.60	$13.34	-5.5%

OEG Agreement
Gas Sales (Bcf) [1]	29.562	30.265	-2.3%
Average Exchange Rate [2]	1.16	1.12	3.7%
Gas Prices ($/Mcf) [3]	$12.49	$14.29	-12.6%

1Billion cubic feet
2Based on average Euro/dollar exchange rates of cumulative royalty transfers
3Dollars per thousand cubic feet. Gas prices derived from November-January period

Trust expenses for the first nine months of fiscal 2026 increased 26.1%, or $168,505, to $815,333 from $646,828 for the first nine months of fiscal 2025. The increase in expenses reflects higher legal fees in the first nine months of 2026. Trust interest income received during the first nine months of fiscal 2026 decreased to $48,954 in comparison to $58,180 received in the first nine months of fiscal 2025.

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

The Managing Trustee has performed an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of April 30, 2026 based on the criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Managing Trustee concluded that the Trust’s disclosure controls and procedures were effective as of July 31, 2026.

There have been no changes in the Trust’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the third quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect the Trust’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.
Legal Proceedings.

The Trust is not a party to any pending legal proceedings.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.
Defaults Upon Senior Securities.

Not applicable.

Item 4.
Mine Safety Disclosure.

 Not applicable.

Item 5.
Other Information.

(c) Insider Trading Arrangements

During the quarter ended July 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.
Exhibits.

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NORTH EUROPEAN OIL ROYALTY TRUST

(Registrant)

/s/ Nancy J. Floyd Prue
Managing Trustee

September 8, 2026